Form 10-K
period 2021-12-31
Chicago Atlantic Real Estate Finance, Inc.
filed 2022-04-14
CIK 1867949

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-41123

CHICAGO ATLANTIC REAL ESTATE FINANCE, INC.

(Exact name of Registrant as specified in its charter)

Maryland	86-3125132
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

420 North Wabash Avenue, Suite 500
Chicago, IL	60611
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (312) 809-7002

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbols	Name of each exchange on which registered
Common Stock, par value $0.01 per share	REFI	NASDAQ Global Market

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☐ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐	Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of June 30, 2021, there was no public market for the Registrant’s common stock. The Registrant’s common stock began trading on the Nasdaq Global Market on December 8, 2021. As of April 12, 2022, the aggregate market value of the common stock held by non-affiliates of the Registrant was approximately $96.6 million, based on the closing price of the Registrant’s common stock on April 12, 2022.

As of April 12, 2022, there were 17,752,603 shares of the Registrant’s common stock outstanding.

Documents Incorporated by Reference

Portions of the Registrant’s definitive Proxy Statement relating to the 2022 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission, are incorporated by reference in Part III of this Annual Report on Form 10-K to the extent described therein.

i

FORWARD-LOOKING STATEMENTS

This report contains information that may constitute “forward-looking statements.” Generally, the words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “project,” “will,” “should,” “could,” “may,” “plan” and similar expressions identify forward-looking statements, which generally are not historical in nature. However, the absence of these words or similar expressions does not mean that a statement is not forward-looking. All statements that address operating performance, events or developments that we expect or anticipate will occur in the future-including statements relating to volume growth, share of sales and earnings per share growth, and statements expressing general views about future operating results-are forward-looking statements. Management believes that these forward-looking statements are reasonable as and when made. However, caution should be taken not to place undue reliance on any such forward-looking statements because such statements speak only as of the date when made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. In addition, forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or projections. These risks and uncertainties include, but are not limited to, those described in Part I, “Item 1A. Risk Factors” and elsewhere in this report and those described from time to time in reports that we have filed or in the future may file with the Securities and Exchange Commission.

The forward-looking statements contained in this report involve a number of risks and uncertainties, including statements concerning:

●	our future operating results;

●	the impact of COVID-19 on our business and the global economy;

●	the ability of our Manager to locate suitable loan opportunities for us, monitor and actively manage our loan portfolio and implement our investment strategy;

●	allocation of loan opportunities to us by our Manager;

●	our projected operating results;

●	actions and initiatives of the U.S. or state governments and changes to government policies and the execution and impact of these actions, initiatives and policies, including the fact that cannabis remains illegal under federal law;

●	the estimated growth in and evolving market dynamics of the cannabis market;

●	the demand for cannabis cultivation and processing facilities;

●	shifts in public opinion regarding cannabis;

●	the state of the U.S. economy generally or in specific geographic regions;

●	economic trends and economic recoveries;

●	the amount and timing of our cash flows, if any, from our loans;

●	our ability to obtain and maintain financing arrangements;

●	our expected leverage;

●	changes in the value of our loans;

●	our expected portfolio of loans;

●	our expected investment and underwriting process;

●	rates of default or decreased recovery rates on our loans;

ii

●	the degree to which any interest rate or other hedging strategies may or may not protect us from interest rate volatility;

●	changes in interest rates and impacts of such changes on our results of operations, cash flows and the market value of our loans;

●	interest rate mismatches between our loans and our borrowings used to fund such loans;

●	the departure of any of the executive officers or key personnel supporting and assisting us from our Manager or its affiliates;

●	impact of and changes in governmental regulations, tax law and rates, accounting guidance and similar matters;

●	our ability to maintain our exclusion or exemption from registration under the Investment Company Act;

●	our ability to qualify and maintain our qualification as a REIT for U.S. federal income tax purposes;

●	estimates relating to our ability to make distributions to our stockholders in the future;

●	our understanding of our competition; and

●	market trends in our industry, interest rates, real estate values, the securities markets or the general economy; and

●	any of the other risks, uncertainties and other factors we identify in this Annual Report.

iii

PART 1

ITEM 1. BUSINESS

Overview

We are a recently-formed commercial real estate finance company. Our primary investment objective is to provide attractive, risk-adjusted returns for stockholders over time primarily through consistent current income dividends and other distributions and secondarily through capital appreciation. We intend to achieve this objective by originating, structuring and investing in first mortgage loans and alternative structured financings secured by commercial real estate properties. Our current portfolio is comprised primarily of senior loans to state-licensed operators in the cannabis industry. We expect cannabis lending will continue to be a principal investment strategy for the foreseeable future; however, we expect to also lend to or invest in companies or properties that are not related to the cannabis industry if they provide return characteristics consistent with our investment objective. From time to time, we may also invest in mezzanine loans, preferred equity or other forms of joint venture equity to the extent consistent with our exemption from registration under the Investment Company Act of 1940, as amended (the “Investment Company Act”) and maintaining our qualification as a real estate investment trust (“REIT”). We may enter into credit agreements with borrowers that permit them to incur debt that ranks equally with, or senior to, the loans we extend to such companies under such credit agreements. There is no assurance that we will achieve our investment objective.

We believe that cannabis operators’ limited access to traditional bank and non-bank financing has provided attractive opportunities for us to make loans to companies that exhibit strong fundamentals but require more customized financing structures and loan products than regulated financial institutions can provide in the current regulatory environment. We believe that continued state-level legalization of cannabis for medical and adult use creates an increased loan demand by companies operating in the cannabis industry and property owners leasing to cannabis tenants. Furthermore, we believe we are differentiated from our competitors because we seek to target operators and facilities that exhibit relatively lower-risk characteristics, which we believe include generally limiting exposure to ground-up construction, lending to cannabis operators with operational and/or profitable facilities, diversification of geographies and distribution channels, among other factors. We expect cannabis lending will continue to be a principal investment strategy for the foreseeable future. We expect to also lend or invest in properties that are not related to the cannabis industry if they provide return characteristics consistent with our investment objective.

We are externally managed by Chicago Atlantic REIT Manager, LLC (our “Manager”). Our Manager and its affiliates seek to originate real estate loans between $5 million and $200 million, generally with one- to five-year terms and amortization when terms exceed three years. We generally act as co-lenders in such transactions and intend to hold up to $30 million of the aggregate loan amount, with the remainder to be held by affiliates or third party co-investors. We may revise such concentration limits from time to time as our loan portfolio grows. Other investment vehicles managed by our Manager or affiliates of our Manager may co-invest with us or hold positions in a loan where we have also invested, including by means of splitting commitments, participating in loans or other means of syndicating loans. We will not engage in a co-investment transaction with an affiliate where the affiliate has a senior position to the loan held by us. To the extent that an affiliate provides financing to one of our borrowers, such loans will be working capital loans or loans that are subordinate to our loans. We may also serve as co-lenders in loans originated by third parties and, in the future, we may also acquire loans or loan participations. Loans that have a one to two year maturity are generally interest only loans.

Our loans are generally secured by real estate and, when lending to owner-operators in the cannabis industry, also other collateral, such as equipment, receivables, licenses or other assets of the borrowers to the extent permitted by applicable laws and regulations governing such borrowers.

As of December 31, 2021, our portfolio is comprised primarily of first mortgages to established multi-state or single-state cannabis operators or property owners. We consider cannabis operators to be established if they are state-licensed and are deemed to be operational by the applicable state regulator. We do not own any warrants or other forms of equity in any of our portfolio companies that are involved in the cannabis industry, and we will not take warrants or equity in such issuers until permitted by applicable laws and regulations, including U.S. federal laws and regulations.

We impose strict loan covenants and seek personal or corporate guarantees for additional protection. As of December 31, 2021, 47.6% of the loans held in our portfolio are backed by personal or corporate guarantees. We aim to maintain a portfolio diversified across jurisdictions and across verticals, including cultivators, processors, dispensaries, as well as ancillary businesses. In addition, we may invest in borrowers that have equity securities that are publicly traded on the Canadian Stock Exchange (“CSE”) in Canada and/or over-the-counter in the United States.

We are an externally managed Maryland corporation that intends to elect and qualify to be taxed as a REIT under Section 856 of the Internal Revenue Code of 1986, as amended (the “Code”), commencing with our taxable year ending December 31, 2021. We believe that our proposed method of operation will enable us to qualify as a REIT. However, no assurances can be given that our beliefs or expectations will be fulfilled, since qualification as a REIT depends on us continuing to satisfy numerous asset, income and distribution tests described under “—U.S. Federal Income Tax Considerations — Taxation,”, which in turn depend, in part, on our operating results. We also intend to operate our business in a manner that will permit us and our subsidiaries to maintain one or more exclusions or exemptions from registration under the Investment Company Act.

Formation Transactions

We were formed on March 30, 2021 as a Maryland corporation. Following our formation, Chicago Atlantic Fund, LLC and Chicago Atlantic Fund QP, LLC, each of which is a Delaware limited liability company managed by an affiliate of our Manager, transferred to us all of their respective interests in five senior secured loans with a combined amortized cost, plus payment-in-kind interest and accrued interest thereon, of approximately $9.9 million in exchange for 635,194 shares of our common stock.

From April 15, 2021 to November 1, 2021, we acquired loans at amortized cost of $22,516,005 from affiliates of the Manager in exchange for issuance of 1,446,473 shares of common stock, as well as cash contributions of $125,517,500 to fund loans in exchange for 8,067,010 shares of common stock.

On May 1, 2021, we acquired 100% of a wholly owned financing subsidiary from an affiliate of our Manager in exchange for the issuance of 481,259 shares of our common stock.

Initial Public Offering

On December 10, 2021, we completed our initial public offering (“IPO”) of 6,250,000 shares of our common stock at a price of $16.00 per share, raising $100.0 million in gross proceeds.  The underwriters also exercised a portion of their over-allotment option to purchase up to an additional 302,800 shares of our common stock at a price of $16.00 per share, which was completed on January 5, 2022, raising approximately $4.8 million in gross proceeds.  The underwriting commissions paid in connection with the IPO and the over-allotment option of $7.0 million and approximately $339 thousand, respectively, are reflected as a reduction of additional paid-in capital on the statement of stockholders’ equity.  We incurred approximately $1.3 million of expenses in connection with the IPO, which is reflected as a reduction in additional paid-in capital. The net proceeds to us totaled approximately $96.2 million.

Concurrent with the IPO, the founders of Chicago Atlantic Group, LLC, Anthony Cappell, John Mazarakis and Andreas Bodmeier, acquired an aggregate of 468,750 shares of our common stock directly from us in exchange for $7.5 million in a private placement. We deployed the net proceeds from the IPO and the concurrent private placement (i) to fund loans to six new portfolio companies in an aggregate principal amount of approximately $73.6 million, (ii) to fund loans to existing portfolio companies in an aggregate principal amount of approximately $41.1 million, and (iii) for working capital and other general corporate purposes.

Our Manager

We are externally managed by our Manager pursuant to our Management Agreement. Our senior management team is provided by our Manager and includes John Mazarakis, our Executive Chairman, Anthony Cappell, our Chief Executive Officer, Dr. Andreas Bodmeier, our Co-President and Chief Investment Officer, and Peter Sack, our Co-President. Our Manager is supported by thirteen additional investment professionals with significant expertise in executing our investment strategy and nine accounting and legal professionals.

Our Manager’s Investment Committee, which is comprised of John Mazarakis, Anthony Cappell, Dr. Andreas Bodmeier, and Peter Sack, advises and consults with our Manager and its investment professionals with respect to our investment strategy, portfolio construction, financing and investment guidelines and risk management and approves all of our investments. The investment professionals of our Manager have over 100 years of combined experience in private credit, real estate lending, retail, real estate acquisitions and development, investment advice, risk management, and consulting. Collectively, the investment professionals have originated, underwritten, structured, documented, managed, or syndicated over $8.0 billion in credit and real estate transactions, which includes loans to cannabis operators, loans to companies engaged in activities unrelated to cannabis, as well as commercial real estate loans. The depth and breadth of the management and investment team allows our Manager to address all facets of our operations.

Pursuant to our Management Agreement with our Manager, our Manager manages our loans and our day-to-day operations, subject at all times to the further terms and conditions set forth in our Management Agreement and such further limitations or parameters as may be imposed from time to time by our board of directors (our “Board”). Under our Management Agreement, our Manager has contractual responsibilities to us, including to provide us with a management team (whether our Manager’s own employees or individuals for which our Manager has contracted with other parties to provide services to its clients), who will be our executive officers, and the Manager’s Investment Committee. Our Manager will use its commercially reasonable efforts to perform its duties under our Management Agreement.

The initial term of our Management Agreement is for three years and shall continue until May 1, 2024. After the initial term, our Management Agreement shall automatically renew every year for an additional one-year period, unless we or our Manager elect not to renew. Our Management Agreement may be terminated by us or our Manager under certain specified circumstances.

The following table summarizes all of the compensation, fees and expense reimbursement that we pay to our Manager under our Management Agreement. A portion or all of the fees may be paid in shares of our common stock, at the sole discretion of our Manager. Pursuant to Fee Waiver Letter Agreements executed by our Manager, dated June 30, 2021 and September 30, 2021, all Base Management Fees that would have been payable to our Manager for the period from May 1, 2021 to September 30, 2021 were voluntarily waived and are not subject to recoupment at a later date. Additionally, Pursuant to Fee Waiver Letter Agreement executed by our Manager, dated December 31, 2021, all Incentive Compensation that would have been payable to our Manager for the period from October 1, 2021 to December 31, 2021, as well as a portion of reimbursable expenses incurred during the period from October 1, 2021 to December 31, 2021, were voluntarily waived and are not subject to recoupment at a later date.

Type	Description	Payment
Base Management Fees	An amount equal to 0.375% (1.50% on an annualized basis) of our Equity (as defined below), determined as of the last day of each quarter, reduced by an amount equal to 50% of the pro rata amount of origination fees earned and paid to our Manager during the applicable quarter for loans that were originated on our behalf by our Manager. Our Equity, for purposes of calculating the Base Management Fees, could be greater than or less than the amount of stockholders’ equity shown on our consolidated financial statements. The Base Management Fees are payable independent of the performance of our loan portfolio.	Quarterly in arrears.

Incentive Compensation	Our Manager is entitled to incentive compensation which is calculated and payable in cash with respect to each calendar quarter (or part thereof that the management agreement is in effect) in arrears in an amount, not less than zero, equal to the excess of (1) the product of (a) 20% and (b) the excess of (i) our Core Earnings for the previous 12-month period, over (ii) the product of (A) our Equity in the previous 12-month period, and (B) 8% per annum, over (2) the sum of any incentive compensation paid to our Manager with respect to the first three calendar quarters of such previous 12-month period; provided, however, that no incentive compensation is payable with respect to any calendar quarter unless Core Earnings for the 12 most recently completed calendar quarters in the aggregate is greater than zero. The first calendar quarter for which incentive compensation shall be payable, if earned, is the quarter ending December 31, 2021.	Quarterly in arrears.

Expense Reimbursement	We pay all of our costs and expenses and reimburse our Manager or its affiliates for expenses of our Manager and its affiliates paid or incurred on our behalf, excepting only those expenses that are specifically the responsibility of our Manager pursuant to our Management Agreement. Pursuant to our Management Agreement, we reimburse our Manager or its affiliates, as applicable, for our fair and equitable allocable share of the compensation, including annual base salary, bonus, any related withholding taxes and employee benefits, paid to (i) subject to review by the Compensation Committee of our Board, our Manager’s personnel serving as our Chief Executive Officer or any of our other officers, based on the percentage of his or her time spent devoted to our affairs and (ii) other corporate finance, tax, accounting, internal audit, legal, risk management, operations, compliance and other non-investment personnel of our Manager and its affiliates who spend all or a portion of their time managing our affairs, with the allocable share of the compensation of such personnel described in this clause (ii) being as reasonably determined by our Manager to appropriately reflect the amount of time spent devoted by such personnel to our affairs. The service by any personnel of our Manager and its affiliates as a member of the Manager’s Investment Committee will not, by itself, be dispositive in the determination as to whether such personnel is deemed “investment personnel” of our Manager and its affiliates for purposes of expense reimbursement.	Monthly in cash.

Termination Fee	Equal to three times the sum of (i) the annualized average quarterly Base Management Fee and (ii) the annualized average quarterly Incentive Compensation, in each case, earned by our Manager during the 24-month period immediately preceding the most recently completed fiscal quarter prior to the date of termination. Such fee shall be payable upon termination of our Management Agreement in the event that (i) we decline to renew our Management Agreement, without cause, upon 90 days’ prior written notice and the affirmative vote of at least a majority of our independent directors that there has been unsatisfactory performance by our Manager that is materially detrimental to us taken as a whole, or (ii) our Management Agreement is terminated by our Manager (effective upon 60 days’ prior written notice) based upon our default in the performance or observance of any material term, condition or covenant contained in our Management Agreement and such default continuing for a period of 30 days after written notice thereof specifying such default and requesting that the same be remedied in such 30-day period.	Upon specified termination in cash.

Summary Compensation Table

Incurred for the period from May 1, 2021 to December 31, 2021
Base Management Fees	$1,422,090
Expense Reimbursement	244,720
Total	$1,666,810

Our Competitive Strengths

We expect demand for financing in the cannabis market to continue to rise due to recent and future state legalization of cannabis for recreational and medical use, while federal prohibition on cannabis use and commercialization hampers certain commercial and financial activities. We believe we are well positioned to maintain and expand our position as a credible source of financing for cannabis industry operators and other property owners with the goal of becoming the lender of choice to leading cannabis industry operators, due to the following factors:

Leading Cannabis Lending Platform.    Chicago Atlantic Group, LLC (our “Sponsor”) and its affiliates have originated and closed 47 loans totaling approximately $1.5 billion to companies operating in the cannabis industry, making their first loan to a cannabis operator in April 2019. We believe we are a leading capital provider in the cannabis ecosystem with the requisite domain expertise, deep relationships, nimble execution capabilities, stringent underwriting standards, and strong risk analytics to become the lender of choice in the industry. We believe our broad network of deep relationships allows us to originate a substantial number of loans that are not broadly marketed. We believe we are differentiated from our competitors because we seek to target operators and facilities that exhibit relatively lower-risk characteristics, which we believe include generally limiting exposure to ground-up construction, lending to cannabis operators with operational and profitable facilities, diversification of geographies and distribution channels, among other factors.

Sizable Initial Portfolio with Compelling Risk-Adjusted Returns That is Secured by Different Types of Collateral.    We believe our current portfolio investments have attractive risk-adjusted returns. The yield to maturity (“YTM”) IRR on our loans is on average 17.3% and ranges from 10% to 20% through coupons, OID, unused fees, and exit fees. Our loans are primarily secured by real property and certain personal property, including licenses, equipment, and other assets to the extent permitted by applicable laws and the regulations governing our borrowers.

Disciplined, “Credit-First” Underwriting Process.    We have developed a systematic underwriting process that applies a consistent approach to credit review and approval, with a focus on evaluating credit first and then appropriately assessing the risk-reward profile of each loan. We subject all of our potential loans and operators to rigorous underwriting criteria. Our assessment of credit is paramount, as we seek to minimize potential credit losses through effective due diligence, structuring, and covenant design. We seek to customize each transaction structure and financial and operational covenants to reflect risks identified through the underwriting and due diligence process with the goal of maximizing risk-adjusted returns. Our Manager’s investment professionals have extensive experience with and the ability to execute on innovative financing solutions that meet the needs of cannabis operators. We also seek to actively supplement our origination and credit underwriting activities through site visits and consistent dialogue with operators and outside capital partners, if any.

Our Team’s Track Record in Identifying Market Inefficiencies.    Members of our Manager’s Investment Committee have had successful careers in private credit, real estate lending, acquisitions, and development, consumer retail, investments, risk management, and consulting. We believe that our willingness and ability to invest and lend in market niches encumbered by regulatory uncertainty, where constrained or less nimble market participants are absent, offers us a distinct advantage. We believe our focus on identifying opportunities in such markets provides for commensurate returns relative to risk. Our relentless pursuit of all relevant information in connection with each transaction is a discrete focus of our investment team. We believe by carefully assessing specific challenges and because we possess the ability to understand and quantify the risks involved, we are able to effectively capitalize on market inefficiencies. We believe these types of assets provide an attractive, and often overlooked, investment opportunity.

Nimble Execution.    We believe we have nimble execution capabilities, with the ability to redeploy capital more quickly than the typical REIT land ownership models because we offer shorter terms on our loans than typical equity REITs. Our current portfolio as of March 17, 2022 has an average maturity of 2.4 years with significant prepayment protections, whereas we believe that certain competitors with typical equity REIT land ownership models have long-term leases averaging approximately 16 years. The duration of our loans, as compared to the length of leases usually employed by equity REITs, allows us to redeploy our capital with more flexibility as market changes occur instead of being locked in for longer periods of time. This model also allows our borrowers to retain control of their real estate assets, which is important to their businesses and allows for more flexibility regarding their capital structure.

Our Growth Strategy

Objective

Our primary investment objective is to provide attractive, risk-adjusted returns for stockholders over time, primarily through consistent current income dividends and other distributions and secondarily through capital appreciation. We intend to achieve this objective by originating, structuring and investing in a diversified portfolio of income-producing first mortgage loans and alternative structured financings secured by commercial real estate properties. Our current portfolio is comprised primarily of senior loans to state-licensed operators in the cannabis industry, secured by real estate, equipment, receivables, licenses or other assets of the borrowers to the extent permitted by applicable laws and regulations governing such borrowers. We intend to grow the size of our portfolio by continuing the track record of our business by making loans to leading operators and property owners in the cannabis industry.

Key elements of our strategy include:

●	Targeting loans for origination and investment that typically have the following characteristics:

●	principal balance greater than $5 million;

●	real estate collateral coverage of at least one times the principal balance;

●	secured by commercial real estate properties, including cannabis cultivation facilities, processing facilities and dispensaries; and

●	well-capitalized operators with substantial experience in particular real estate sectors and geographic markets.

●	Diversifying our financing sources with increased access to equity and debt capital, which may provide us with a lower overall cost of funding and the ability to hold larger loan sizes, among other things.

We intend to continue providing financing to state-licensed cannabis cultivators, processors, distributors, retailers, vertically-integrated cannabis firms, non-plant touching manufacturers, suppliers, and service providers to such industries, as well as related businesses, located in the U.S. and Canada. We will continue to focus on operators with strong collateral, in the form of real estate, equipment and receivables owned by the borrower, and may opportunistically invest in “all asset lien” cash flow loans, to the extent that allows us to maintain our qualification as a REIT, with a strict focus on adhering to conservative underwriting criteria. Our Manager will regularly evaluate loans and intends to retain an independent third-party valuation firm to provide input on the valuation of unquoted assets, which our Manager considers along with various other subjective and objective factors when making any such evaluation. The collateral underlying our loans is located in states in the U.S. that we believe have attractive regulatory environments for companies operating in the cannabis industry, economic conditions and commercial real estate fundamentals.

An evaluation of the real estate and other collateral is an important part of our Manager’s underwriting process, but we may be limited in our ability to foreclose on certain collateral. If we expect that exercising rights and remedies available to us would lead to a lower recovery, we may instead seek to sell a defaulted loan to a third party or force the sale of collateral underlying the loan as permitted in our standard loan agreements. There may be no readily available market for our loans, so we can provide no assurances that a third party would buy such loans or that the sales price of such loans would be sufficient to recover our outstanding principal balance. For more information, see “Certain assets of our borrowers may not be used as collateral or transferred to us due to applicable state laws and regulations governing the cannabis industry, and such restrictions could negatively impact our profitability.”

We intend to diversify our initial portfolio by also lending or investing in properties that are not related to the cannabis industry if they provide return characteristics consistent with our investment objective. From time to time, we may invest in mezzanine loans, preferred equity or other forms of joint venture equity.

We draw upon our Manager’s expertise in sourcing, underwriting, structuring and funding capabilities to implement our growth strategy. We believe that our current growth strategy provides significant potential opportunities to our stockholders for attractive risk-adjusted returns over time. However, to capitalize on the appropriate loan opportunities at different points in the economic and real estate investment cycle, we may modify or expand our growth strategy from time to time.

Manager’s Investment Committee

The Manager’s Investment Committee overseeing loans and the loan origination process for us is focused on managing our credit risk through a comprehensive investment review process. As part of the investment process, the Manager’s Investment Committee must approve each loan before commitment papers are issued.

In addition, the Audit Committee of our Board may assist our Board in its oversight of the determination of the fair value of assets that are not publicly traded or for which current market values are not readily available by evaluating various subjective and objective factors, including input provided by an independent valuation firm that we currently retain to provide input on the valuation of such assets.

Our Portfolio

Overview

As of March 17, 2022, loans to 23 different borrowers comprise our portfolio, totaling approximately $285.5 million in total principal amount, with approximately $39.6 million in potential future fundings to such borrowers. As of March 17, 2022, our loan portfolio had a weighted-average YTM IRR of 17.3% and was secured by real estate and, with respect to certain of our loans, substantially all assets in the borrowers and certain of their subsidiaries, including equipment, receivables, and licenses. The YTM IRR on our loans is designed to present the total annualized return anticipated on the loans if such loans are held until they mature, which is consistent with our operating strategy. YTM IRR summarizes various components of such return, such as cash interest, paid-in-kind interest, original issue discount, and exit fees, in one measure that is comparable across loans. YTM IRR is calculated using various inputs, including (i) cash and payment-in-kind (“PIK”) interest, which is capitalized and added to the outstanding principal balance of the applicable loan, (ii) original issue discount (“OID”), (iii) amortization, (iv) unused fees, and (v) exit fees. Certain of our loans have extension fees, which are not included in our YTM IRR calculations, but may increase YTM IRR if such extension options are exercised by borrowers.

As of March 17, 2022, approximately 55.9% of our portfolio was comprised of floating rate loans, and 44.1% of our portfolio was comprised of fixed rate loans. As of such date, all of our loans had prepayment penalties.

The table below summarizes our loan portfolio as of March 17, 2022.

Loan	Initial Funding Date(1)	Maturity Date (2)	Total Commitment (3)	Principal Balance (12)	Percentage of Our Loan Portfolio	Future Fundings	Interest Rate (4)	Periodic Payment (5)	YTM IRR (6)
1	12/31/2019	12/31/2022	$800,000	$547,500	0.2%	$-	15.00%	P&I	21.3%
2 [8]	7/2/2020	5/30/2023	30,000,000	30,000,000	10.5%	-	10.07%	I/O	13.1%
3	11/19/2020	1/31/2025	7,250,000	6,957,500	2.4%	-	P + 11.00%[7]	P&I	17.7%
4	3/5/2021	12/31/2024	29,175,000	29,268,269	10.3%	-	P + 6.65%[7] Cash, 2.5% PIK	I/O	13.7%
5	3/25/2021	3/31/2024	19,014,719	19,279,150	6.8%	-	13.625% Cash, 2.75% PIK	P&I	20.7%
6 [9]	4/19/2021	4/28/2023	12,900,000	11,046,631	3.9%	1,959,952	19.85%	P&I	25.3%
7	4/19/2021	4/28/2023	3,500,000	1,500,000	0.5%	2,000,000	P + 12.25%[7]	P&I	17.6%
8	5/28/2021	5/31/2025	12,900,000	13,189,696	4.6%	-	P + 10.75%[7] Cash, 4% PIK[10]	P&I	20.1%
9	8/20/2021	2/20/2024	6,000,000	4,500,000	1.6%	1,500,000	P + 9.00%[7]	P&I	13.5%
10	8/24/2021	8/30/2024	25,000,000	19,372,262	6.8%	5,714,286	13% Cash, 1% PIK	P&I	16.0%
11	9/1/2021	9/1/2024	9,500,000	9,584,506	3.4%	-	P + 9.25%[7] Cash, 2% PIK	P&I	17.7%
12	9/3/2021	6/30/2024	15,000,000	15,223,879	5.3%	-	P + 10.75%[7] Cash, 3% PIK	P&I	19.5%
13	9/20/2021	9/30/2024	470,411	405,076	0.1%	-	11.00%	P&I	21.4%
14	9/21/2021	3/21/2022	3,100,000	3,100,000	1.1%	-	17.00%	I/O	26.2%
15	9/30/2021	9/30/2024	20,000,000	20,168,341	7.1%	-	P + 8.75%[7] Cash, 2% PIK	I/O	17.6%
16	11/8/2021	10/31/2024	20,000,000	12,000,000	4.2%	8,000,000	13.00%	P&I	18.5%
17	11/22/2021	11/22/2022	10,600,000	10,600,000	3.7%	-	P + 7.00%[7]	I/O	12.6%
18	12/27/2021	12/27/2026	5,000,000	5,021,902	1.8%	-	15% Cash, 2.5% PIK	P&I	19.3%
19	12/29/2021	12/29/2023	6,000,000	3,630,568	1.3%	2,400,000	10.50% Cash, 1% to 5% PIK [11]	I/O	18.3%
20	12/30/2021	12/31/2024	13,000,000	7,500,000	2.6%	5,500,000	P + 9.25%[7]	P&I	18.9%
21	1/18/2022	1/31/2025	25,000,000	15,000,000	5.3%	10,000,000	11.00%	P&I	13.1%
22	2/3/2022	2/28/2025	30,000,000	30,062,500	10.5%	-	P + 8.25%[7] Cash, 3% PIK	P&I	20.7%
23	3/11/2022	8/29/2025	20,000,000	17,500,000	6.1%	2,500,000	11.00% Cash, 3% PIK	P&I	16.7%
		Subtotal	$324,210,130	$285,457,780	100.0%	$39,574,238	14.0%	Wtd Average	17.3%

(1)	All loans originated prior to March 30, 2021 (inception) were purchased from affiliated entities at fair value plus accrued interest on or subsequent to April 1, 2021.
(2)	Certain loans have extension options from original maturity date.
(3)	Total Commitment excludes future amounts to be advanced at sole discretion of the lender.
(4)	“P” = prime rate and depicts floating rate loans that pay interest at the prime rate plus a specific percentage; “PIK” = paid in kind interest.
(5)	P&I = principal and interest. I/O = interest only. P&I loans may include interest only periods for a portion of the loan term.
(6)	Includes OID, unused fees, and exit fees, but assumes no prepayment penalties or early payoffs.
(7)	Subject to prime rate floor of 3.25%.
(8)

The aggregate loan commitment to Loan #2 includes a $4.005 million initial advance which has an interest rate of 15.25%, a second advance of $15.995 million which has an interest rate of 9.75% and a third advance of $10.0 million which has an interest rate of 8.5%. The statistics presented reflect the weighted average of the terms under all advances for the total aggregate loan commitment.

(9)

The aggregate loan commitment to Loan #6 includes $8.9 million advanced under a delayed draw term loan which has an interest rate of P + 11.75% and 2.00% PIK, and a second advance of $2.0 million which has an interest rate of 39.00%. The statistics presented reflect the weighted average of the terms under all advances for the total aggregate loan commitment.

(10)	Subject to adjustment, not below 2% if borrower receives at least two consecutive quarters of positive cash flow after the closing date.

(11)	PIK is variable with an initial rate of five percent (5.00%) per annum, until borrower’s delivery to Administrative Agent and the Lenders of audited financial statements for the fiscal year ending December 31, 2021, at which time the PIK Interest Rate shall equal a rate of One percent (1.00%) if EBITDA is greater than $6,000,000; three percent (3.00%) if EBITDA is greater than $4,000,000 and less than or equal to $6,000,000; or will remain at five percent (5.00%) if EBITDA is less than $4,000,000.
(12)	Principal as of March 17, 2022 excludes any accrued PIK interest from March 1, 2022 through March 17, 2022 for loans which PIK interest is a component of interest rate.

Collateral Overview

Our loans to cannabis operators are secured by various types of assets of our borrowers, including real property and certain personal property, including licenses, equipment, receivables, and other assets to the extent permitted by applicable laws and the regulations governing our borrowers. As such, we do not have liens on cannabis inventory and cannot foreclose on liens on state licenses as they are generally not transferable. See “Risk Factors — Certain assets of our borrowers may not be used as collateral or transferred to us due to applicable state laws and regulations governing the cannabis industry, and such restrictions could negatively impact our profitability.”

The table below represents the real estate collateral securing our loans as of March 17, 2022. The real estate collateral values in the table below were measured at the time of underwriting and based on various sources of data available at such time. In addition, the real estate that secures our loans is appraised by a third party at least once a year, or more frequently as needed.

In the event that a borrower defaults on its loan, we have a number of potential remedies that we may pursue, depending on the nature of the default, the size of the loan, the value of the underlying collateral and the financial condition of the borrower. We may seek to sell the loan to a third party, provide consent to allow the borrower to sell the real estate to a third party, institute a foreclosure proceeding to have the real estate sold or evict the tenant, have the cannabis operations removed from the property and take title to the underlying real estate. We believe the appraised value of the real estate underlying our loans impacts the amount of the recovery we would receive in each such scenario. However, the amount of any such recovery will likely be less than the appraised value of the real estate and may not be sufficient to pay off the remaining balance on the defaulted loan.

We may pursue a sale of a defaulted loan if we believe that such sale would yield higher proceeds or that the sale could be accomplished more quickly than through a foreclosure proceeding while yielding proceeds comparable to what would be expected from a foreclosure sale. To the extent that we determine that the proceeds are more likely to be maximized through instituting a foreclosure sale or through taking title to the underlying property, we will be subject to the rules and regulations under state law that govern foreclosure sales and NASDAQ listing standards that do not permit us to take title to real estate while it is being used to conduct cannabis-related activities. If we foreclose on properties securing our loans, we may have difficulty selling such properties and may be forced to sell a property to a lower quality operator or to a party outside of the cannabis industry. Therefore, appraisal-based real estate collateral values shown in the table below may not equal the value of such real estate if it were to be sold to a third party in a foreclosure or similar proceeding. We may seek to sell a defaulted loan prior to commencing a foreclosure proceeding or during a foreclosure proceeding to a purchaser that is not required to comply with NASDAQ listing standards. We believe a third-party purchaser that is not subject to NASDAQ listing standards may be able to realize greater value from real estate and other collateral securing our loans. However, we can provide no assurances that a third party would buy such loans or that the sales price of such loans would be sufficient to recover the outstanding principal balance, accrued interest, and fees. See “Risk Factors — We will not own real estate as long as it is used in cannabis-related operations due to current statutory prohibitions and exchange listing standards, which may delay or limit our remedies in the event that any of our borrowers default under the terms of their mortgage loans with us.”

Loan	Investment [1]	Location	Property Type	Principal Balance	Implied Real Estate Collateral for REIT[2]	Our Real Estate Collateral Coverage
1	Senior Real Estate Corporate Loan	Michigan	Retail	$547,500	$1,710,000	3.1	x
2	Senior Real Estate Corporate Loan	Various	Retail/Industrial	30,000,000	107,943,025	3.6	x
3	Senior Real Estate Corporate Loan	Pennsylvania	Retail/Industrial	6,957,500	3,680,000	0.5	x
4	Senior Real Estate Corporate Loan	Michigan	Retail/Industrial	29,268,269	35,178,185	1.2	x
5	Senior Real Estate Corporate Loan	Various	Retail/Industrial	19,279,150	23,866,650	1.2	x
6	Senior Real Estate Corporate Loan	Arizona	Industrial	11,046,631	19,700,000	1.8	x
7	Senior Real Estate Corporate Loan	Massachusetts	Retail/Industrial	1,500,000	907,500	0.6	x
8	Senior Real Estate Corporate Loan	Pennsylvania	Industrial	13,189,696	25,000,000	1.9	x
9	Senior Real Estate Corporate Loan	Michigan	Retail/Industrial	4,500,000	10,900,000	2.4	x
10	Senior Real Estate Corporate Loan	Various	Retail/Industrial	19,372,262	28,052,731	1.4	x
11	Senior Real Estate Corporate Loan	West Virginia	Retail/Industrial	9,584,506	16,640,000	1.7	x
12	Senior Real Estate Corporate Loan	Pennsylvania	Retail/Industrial	15,223,879	16,700,000	1.1	x
13	Senior Loan	Michigan	Retail	405,076	3,000,000	7.4	x
14	Senior Real Estate Corporate Loan	Illinois	Industrial	3,100,000	4,753,389	1.5	x
15	Senior Real Estate Corporate Loan	Maryland	Retail/Industrial	20,168,341	32,000,000	1.6	x
16	Senior Real Estate Corporate Loan	Various	Retail/Industrial	12,000,000	48,260,000	4.0	x
17	Senior Real Estate Corporate Loan	Michigan	Retail/Industrial	10,600,000	17,062,227	1.6	x
18	Senior Real Estate Corporate Loan	Various	Retail/Industrial	5,021,902	-	0.0	x
19	Senior Real Estate Corporate Loan	Michigan	Retail/Industrial	3,630,568	9,510,000	2.6	x
20	Senior Real Estate Corporate Loan	Florida	Retail/Industrial	7,500,000	-	0.0	x
21	Senior Real Estate Corporate Loan	Florida	Retail/Industrial	15,000,000	35,825,000	2.4	x
22	Senior Real Estate Corporate Loan	Ohio	Retail/Industrial	30,062,500	32,638,235	1.1	x
23	Senior Real Estate Corporate Loan	Florida	Retail/Industrial	17,500,000	30,000,000	1.7	x
				$285,457,780	473,326,942	1.8	x

(1)	Senior Real Estate Corporate Loans are structured as loans to owner operators secured by real estate. Senior Loans are loans to a property owner and leased to third party tenant.

(2)	Real estate is based on appraised value as is, or on a comparable cost basis, as completed. The real estate values shown in the collateral table are estimates by a third-party appraiser of the market value of the subject real property in its current physical condition, use, and zoning as of the appraisal date. The appraisals assume that the highest and best use is use as a cannabis cultivator or dispensary, as applicable. The appraisals recognize that the current use is highly regulated by the state in which the property is located; however, there are sales of comparable properties that demonstrate that there is a market for such properties. The appraisals utilize these comparable sales for the appraised property’s value in use. For properties used for cannabis cultivation, the appraisals use similar sized warehouses in their conclusion of the subject’s “as-is” value without licenses to cultivate cannabis. However, the appraised value is assumed to be realized from a purchase by another state-licensed cannabis operator or a third party purchaser that would lease the subject property to a state-licensed cannabis operator. The regulatory requirements related to real property used in cannabis-related operations may cause significant delays or difficulties in transferring a property to another cannabis operator, as the state regulator may require inspection and approval of the new tenant/user.

(3)	On November 19, 2021, our affiliated co-lenders subordinated their interest in the real estate collateral to the Company, thus increasing the collateral coverage for Loan #1.

Further, the value is also determined using the income approach, based on market lease rates for comparable properties, whether dispensaries or cultivation facilities. It indicates the value to a third-party owner that leases to a dispensary or cultivation facility.

Finally, the appraisal contains a value based on the cost for another operator to construct a similar facility, which we refer to as the “cost approach.” We believe the cost approach provides an indication of what another state-licensed operator would pay for a separate facility instead of constructing it itself.

The appraisal’s opinion of value reflects current conditions and the likely actions of market participants as of the date of appraisal. It is based on the available information gathered and provided to the appraiser, and does not predict future performance. Changing market or property conditions can and likely will have an effect on the subject’s value.

Revolving Credit Facility

In May 2021, in connection with our acquisition of our financing subsidiary, Chicago Atlantic Lincoln, LLC (“CAL”), a Delaware limited liability company, we were assigned a secured revolving credit facility (the “Revolving Loan”).

On December 16, 2021, the Revolving Loan was amended to increase the aggregate commitment from $10 million to $45 million, to revise the interest rate on any outstanding balance under the Revolving Loan to be the greater of (1) the Prime Rate plus the Applicable Margin and (2) 3.25%, and to extend the termination date of the Revolving Loan from February 12, 2023 to December 16, 2023. The Applicable Margin depends on the ratio of debt to equity of CAL and increases from 0% at a ratio of 0.25 to 1 to 1.25% at a ratio of 1.5 to 1. CAL is subject to various financial and other covenants, including: (1) as of the last day of any fiscal quarter, CAL’s ratio of (A) EBITDA to (B) debt service, shall be at least equal to 1.35 to 1.0 for such quarter and (2) at all times, CAL’s ratio of debt to equity must not exceed 1.5 to 1.0. We guarantee CAL and the other borrower’s obligations under the Revolving Loan, and we are subject to various financial and other covenants, including, as of the last day of any fiscal quarter: (1) the Company’s tangible net worth must be at least equal to $100 million and (3) the Company’s ratio of debt to equity must not exceed 2.25 to 1.0.

As of December 31, 2021, we had an outstanding balance of $0 under the Revolving Loan.

Government Regulation

Our operations are subject to regulation, supervision, and licensing under various United States, state, provincial, and local statutes, ordinances and regulations. In general, lending is a highly regulated industry in the United States and we are required to comply with, among other statutes and regulations, certain provisions of the Equal Credit Opportunity Act, the USA Patriot Act, regulations promulgated by the Office of Foreign Assets Control, and U.S. federal and state securities laws and regulations. In addition, certain states have adopted laws or regulations that may, among other requirements, require licensing of lenders and financiers, prescribe disclosures of certain contractual terms, impose limitations on interest rates and other charges, and limit or prohibit certain collection practices and creditor remedies. We are required to comply with the applicable laws and regulations in the states in which we do business. We actively monitor proposed changes to relevant legal and regulatory requirements in order to maintain our compliance.

Federal Laws Applicable to the Cannabis Industry

Cannabis (with the exception of hemp containing no more than 0.3% THC by dry weight) is illegal under U.S. federal law. In those states in which the use of cannabis has been legalized, its use remains a violation of federal law pursuant to the Controlled Substances Act of 1970 (the “CSA”). The CSA classifies marijuana (cannabis) as a Schedule I controlled substance, and as such, both medical and adult use cannabis are illegal under U.S. federal law. Moreover, on two separate occasions the U.S. Supreme Court ruled that the CSA trumps state law. That means that the federal government may enforce U.S. drug laws against companies operating in accordance with state cannabis laws, creating a climate of legal uncertainty regarding the production and sale of cannabis. Unless and until Congress amends the CSA with respect to cannabis (and the President approves such amendment), there is a risk that the federal law enforcement authorities responsible for enforcing the CSA, including the U.S. Department of Justice (“DOJ”) and the Drug Enforcement Agency (“DEA”), may enforce current federal law.

Under the Obama administration, the DOJ previously issued memoranda, including the so-called “Cole Memo” on August 29, 2013, providing internal guidance to federal prosecutors concerning enforcement of federal cannabis prohibitions under the CSA. This guidance essentially characterized use of federal law enforcement resources to prosecute those complying with state laws allowing the use, manufacture and distribution of cannabis as an inefficient use of such federal resources where states have enacted laws legalizing cannabis in some form and have also implemented strong and effective regulatory and enforcement systems to control the cultivation, processing, distribution, sale and possession of cannabis. Conduct in compliance with those laws and regulations was not a priority for the DOJ. Instead, the Cole Memo directed U.S. Attorney’s Offices discretion not to investigate or prosecute state law compliant participants in the cannabis industry who did not implicate certain identified federal government priorities, including preventing interstate diversion or distribution of cannabis to minors.

On January 4, 2018, then-U.S. Attorney General Jeff Sessions issued a written memorandum rescinding the Cole Memo and related internal guidance issued by the DOJ regarding federal law enforcement priorities involving cannabis (the “Sessions Memo”). The Sessions Memo instructs federal prosecutors to enforce the laws enacted by Congress and to follow well-established principles that govern all federal prosecutors when deciding whether to pursue prosecutions related to cannabis activities. As a result, federal prosecutors could, and still can, use their prosecutorial discretion to decide to prosecute actors compliant with their state laws. The Sessions Memo states that “these principles require federal prosecutors deciding which cases to prosecute to weigh all relevant considerations, including federal law enforcement priorities set by the Attorney General, the seriousness of the crime, the deterrent effect of criminal prosecution, and the cumulative impact of particular crimes on the community.” The Sessions Memo went on to state that given the DOJ’s well-established general principles, “previous nationwide guidance specific to marijuana is unnecessary and is rescinded, effective immediately.” Although there have not been any identified prosecutions of state law compliant cannabis entities, there can be no assurance that the federal government will not enforce federal laws relating to cannabis in the future and it remains unclear what impact the Sessions Memo will have on the regulated cannabis industry, if any.

Jeff Sessions resigned as U.S. Attorney General on November 7, 2018. On February 14, 2019, William Barr was confirmed as U.S. Attorney General. However, in a written response to questions from U.S. Senator Cory Booker made as a nominee, Attorney General Barr stated “I do not intend to go after parties who have complied with state law in reliance on the Cole Memo.” The DOJ under Mr. Barr did not take a formal position on federal enforcement of laws relating to cannabis. Mr. Barr has stated publicly that his preference would be to have a uniform federal rule against cannabis, but, absent such a uniform rule, his preference would be to permit the existing federal approach of leaving it up to the states to make their own decisions. During Attorney General Merrick Garland’s confirmation process, after being nominated by President Biden, he stated “I do not think it is the best use of the Department’s limited resources to pursue prosecution of those who are complying with the law in states that have legalized and are effectively regulating marijuana.” While Attorney General Garland’s view aligns with the policies set forth in the Cole Memo, the Cole Memo has not been formally re-adopted or updated, and there can be no assurances that DOJ or other law enforcement authorities will not seek to vigorously enforce existing laws.

One legislative safeguard for the medical cannabis industry, appended to federal appropriations legislation, remains in place. Commonly referred to as the “Rohrabacher-Blumenauer Amendment”, this so-called “rider” provision has been appended to the Consolidated Appropriations Acts since 2015. Under the terms of the Rohrabacher-Blumenauer rider, the federal government is prohibited from using congressionally appropriated funds to enforce federal cannabis laws against regulated medical cannabis actors operating in compliance with state and local law. On December 27, 2020, Congress passed an omnibus spending bill that again included the Rohrabacher-Blumenauer Amendment, extending its application until September 30, 2021. The amendment was renewed through a pair of stopgap spending bills into early 2022. There is no assurance that Congress will approve inclusion of a similar prohibition on DOJ spending in the appropriations bills for future years. In USA vs. McIntosh, the United States Circuit Court of Appeals for the Ninth Circuit held that this provision prohibits the DOJ from spending funds from relevant appropriations acts to prosecute individuals who engage in conduct permitted by state medical-use cannabis laws and who strictly comply with such laws. However, the Ninth Circuit’s opinion, which only applies in the states of Alaska, Arizona, California, Hawaii and Idaho, also held that persons who do not strictly comply with all state laws and regulations regarding the distribution, possession and cultivation of medical-use cannabis have engaged in conduct that is unauthorized, and in such instances the DOJ may prosecute those individuals.

Federal prosecutors have significant discretion and no assurance can be given that the federal prosecutor in each judicial district where our borrowers operate will not choose to strictly enforce the federal laws governing cannabis production, processing or distribution. Any change in the federal government’s enforcement posture with respect to state-licensed cannabis operators, including the enforcement postures of individual federal prosecutors in judicial districts where our borrowers operate, would result in our inability to execute our business plan, and we would likely suffer significant losses with respect to our investments, which would adversely affect the trading price of our securities.

State Laws Applicable to the Cannabis Industry

In most states that have legalized cannabis in some form, the growing, processing and/or dispensing of cannabis generally requires that the operator obtain one or more licenses in accordance with applicable state requirements. In addition, many states regulate various aspects of the growing, processing and/or dispensing of cannabis. Local governments in some cases also impose rules and regulations on the manner of operating cannabis businesses. As a result, applicable state and local laws and regulations vary widely, including, but not limited to, product testing, the level of enforcement by state and local authorities on non-licensed cannabis operators, state and local taxation of regulated cannabis products, local municipality bans on operations and operator licensing processes and renewals.

There is no guarantee that state laws legalizing and regulating the sale and use of cannabis will not be repealed, amended or overturned, or that local governmental authorities will not limit the applicability of state laws within their respective jurisdictions. Unless and until the United States Congress amends or repeals the CSA with respect to medical and/or adult-use cannabis (and as to the timing or scope of any such potential amendment or repeal there can be no assurance), there is a risk that federal authorities may enforce current federal law. If the federal government begins to enforce federal laws relating to cannabis in states where the sale and use of cannabis is currently legal, or if existing applicable state laws are repealed or curtailed, our business, results of operations, financial condition and prospects would be materially adversely affected.

Laws Applicable to Financial Services for Cannabis Industry

All banks are subject to federal law, whether the bank is a national bank or state-chartered bank. At a minimum, all banks maintain federal deposit insurance which requires adherence to federal law. Violation of federal law could subject a bank to loss of its charter. Financial transactions involving proceeds generated by cannabis-related conduct can form the basis for prosecution under the federal money laundering statutes, unlicensed money transmitter statutes and the Bank Secrecy Act. For example, under the Bank Secrecy Act, banks must report to the federal government any suspected illegal activity, which would include any transaction associated with a cannabis-related business. These reports must be filed even though the business is operating in compliance with applicable state and local laws. Therefore, financial institutions that conduct transactions with money generated by cannabis-related conduct could face criminal liability under the Bank Secrecy Act for, among other things, failing to identify or report financial transactions that involve the proceeds of cannabis-related violations of the CSA.

Despite these laws, the U.S. Department of the Treasury’s Financial Crimes Enforcement Network (“FinCEN”) issued a memorandum on February 14, 2014 (the “FinCEN Memorandum”) outlining the pathways for financial institutions to bank state-sanctioned cannabis businesses in compliance with federal enforcement priorities. Concurrently with the FinCEN Memorandum, the DOJ issued supplemental guidance directing federal prosecutors to consider the federal enforcement priorities enumerated in the Cole Memo with respect to federal money laundering, unlicensed money transmitter and Bank Secrecy Act offenses based on cannabis-related violations of the CSA. The FinCEN Memorandum sets forth extensive requirements for financial institutions to meet if they want to offer bank accounts to cannabis-related businesses and echoed the enforcement priorities of the Cole Memo. Under these guidelines, financial institutions must submit a Suspicious Activity Report (“SAR”) in connection with all cannabis-related banking activities by any client of such financial institution, in accordance with federal money laundering laws. These cannabis-related SARs are divided into three categories - cannabis limited, cannabis priority, and cannabis terminated - based on the financial institution’s belief that the business in question follows state law, is operating outside of compliance with state law, or where the banking relationship has been terminated, respectively. This is a level of scrutiny that is far beyond what is expected of any normal banking relationship.

As a result, many banks are hesitant to offer any banking services to cannabis-related businesses, including opening bank accounts. While we currently maintain banking relationships, our inability to maintain those accounts or the lack of access to bank accounts or other banking services in the future, would make it difficult for us to operate our business, increase our operating costs, and pose additional operational, logistical and security challenges. Similarly, if our borrowers are unable to access banking services, they will not be able to enter into loan agreements with us, as our agreements require interest payments to be made by check or wire transfer.

The rescission of the Cole Memo has not yet affected the status of the FinCEN Memorandum, nor has the Department of the Treasury given any indication that it intends to rescind the FinCEN Memorandum itself. Although the FinCEN Memorandum remains intact, it is unclear whether the current administration will continue to follow the guidelines of the FinCEN Memorandum. The DOJ continues to have the right and power to prosecute crimes committed by banks and financial institutions, such as money laundering and violations of the Bank Secrecy Act, that occur in any state including states that have in some form legalized the sale of cannabis. Further, the conduct of the DOJ’s enforcement priorities could change for any number of reasons. A change in the DOJ’s priorities could result in the DOJ’s prosecuting banks and financial institutions for crimes that were not previously prosecuted.

The increased uncertainty surrounding financial transactions related to cannabis activities may also result in financial institutions discontinuing services to the cannabis industry.

Seasonality

Our business has not been, and we do not expect it to become subject to, material seasonal fluctuations.

U.S. Federal Income Tax Considerations

We intend to elect and qualify to be taxed as a REIT under Sections 856 through 860 of the Code, commencing with our taxable year ending December 31, 2021. We intend to operate in a manner that will enable us to qualify as a REIT.

So long as we qualify for taxation as a REIT, we generally are not subject to U.S. federal income tax on the portion of our taxable income or capital gain that is distributed to stockholders annually. This treatment substantially eliminates the “double taxation” (i.e., at both the corporate and stockholder levels) that typically results from investment in a corporation.

Notwithstanding our qualification as a REIT, we will be subject to U.S. federal income tax as follows:

●	we will be taxed at normal corporate rates on any undistributed net income (including undistributed net capital gains);

●	if we fail to satisfy either the 75% or the 95% gross income tests (discussed below), but nonetheless maintain our qualification as a REIT because other requirements are met, we will be subject to a 100% tax on the greater of (1) the amount by which we fail the 75% test and (2) the amount by which we fail the 95% test, in either case, multiplied by a fraction intended to reflect our profitability;

●	if we should fail to satisfy the asset tests or other requirements applicable to REITs, as described below, yet nonetheless maintain our qualification as a REIT because there is reasonable cause for the failure and other applicable requirements are met, we may be subject to an excise tax;

●	we will be subject to a tax of 100% on net income from any “prohibited transaction;”

●	we will be subject to tax, at the highest corporate rate, on net income from (1) the sale or other disposition of “foreclosure property” (generally, property acquired by us through foreclosure or after a default on a loan secured by the property or a lease of the property and for which an election is in effect) that is held primarily for sale to customers in the ordinary course of business or (2) other non-qualifying income from foreclosure property;

●	if we fail to distribute during each calendar year at least the sum of (1) 85% of our REIT ordinary income for the year, (2) 95% of our REIT capital gain income for the year and (3) any undistributed taxable income from prior years, we will be subject to a 4% excise tax on the excess of the Required Distribution over the sum of (a) the amounts actually distributed plus (b) the amounts with respect to which certain taxes are imposed on us;

●	if we acquire any asset from a “C corporation” (that is, a corporation generally subject to the full corporate level tax) in a transaction in which the basis of the asset in our hands is determined by reference to the basis of the asset in the hands of the C corporation, and we recognize gain on the disposition of the asset during a five-year period beginning on the date that we acquired the asset, then the asset’s “built-in” gain generally will be subject to tax at the highest regular corporate rate;

●	if we fail to qualify for taxation as a REIT because we failed to distribute by the end of the relevant year any earnings and profits we inherited from a taxable C corporation during the year (e.g., by tax-free merger or tax-free liquidation), and the failure is not due to fraud with intent to evade tax, we generally may retain our REIT status by paying a special distribution, but we will be required to pay an interest charge on 50% of the amount of undistributed non-REIT earnings and profits;

●	a 100% tax may be imposed on certain transactions between us and our taxable REIT subsidiaries (“TRSs”) that do not reflect arm’s length terms;

●	we may be required to pay monetary penalties to the IRS in certain circumstances, including if we fail to satisfy the record keeping requirements intended to monitor our compliance with rules relating to the ownership of our common stock;

●	certain of our subsidiaries, if any, may be C corporations, the earnings of which could be subject to federal corporate income tax; and

●	we and our subsidiaries, if any, may be subject to a variety of taxes, including state and local income taxes, property taxes and other taxes on our assets and operations and could also be subject to tax in situations and on transactions not presently contemplated.

We will use the calendar year both for U.S. federal income tax purposes and for financial reporting purposes.

Requirements for Qualification. To qualify as a REIT for U.S. federal income tax purposes, we must elect to be treated as a REIT and must meet various (a) organizational requirements, (b) gross income tests, (c) asset tests and (d) annual distribution requirements.

Organizational Requirements. A REIT must be organized as a corporation, trust or association:

(1)	that is managed by one or more trustees or directors;

(2)	the beneficial ownership of which is evidenced by transferable shares, or by transferable certificates of beneficial interest;

(3)	that would be taxable as a domestic corporation, but for Sections 856 through 860 of the Code;

(4)	that is neither a financial institution nor an insurance company subject to specified provisions of the Code;

(5)	the beneficial ownership of which is held by 100 or more persons;

(6)	at all times during the last half of each taxable year, after the first taxable year, not more than 50% in value of the outstanding stock of which is owned, directly or indirectly, or by application of certain constructive ownership rules, by five or fewer individuals (as defined in the Code to include some entities that would not ordinarily be considered “individuals”); and

(7)	that meets other tests, described below, regarding the nature of its income and assets.

The Code provides that conditions (1) through (4) must be met during our entire taxable year, and that condition (5) must be met during at least 335 days of a taxable year of 12 months, or during a proportionate part of a taxable year of less than 12 months. The Charter provides for restrictions regarding transfer of our capital stock, in order to assist us in continuing to satisfy the share ownership requirements described in (5) and (6) above.

We will be treated as having satisfied condition (6) above if we comply with the regulatory requirements to request information from our stockholders regarding their actual ownership of our common stock, and we do not know, or in exercising reasonable diligence would not have known, that we failed to satisfy this condition. If we fail to comply with these regulatory requirements for any taxable year we will be subject to a penalty of $25,000, or $50,000 if such failure was intentional. However, if our failure to comply was due to reasonable cause and not willful neglect, no penalties will be imposed.

Gross Income Tests. We must satisfy the following two separate gross income tests each year:

●	75% Gross Income Test. At least 75% of our gross income (excluding gross income from prohibited transactions, income from certain hedging transactions and certain foreign currency gains) must consist of income derived directly or indirectly from investments relating to real property or mortgages on real property (generally including rents from real property, dividends from other REITs, and interest on obligations secured by mortgages on real property or on interests in real property), or some types of temporary investment income.

●	95% Gross Income Test. At least 95% of our gross income (excluding gross income from prohibited transactions, income from certain hedging transactions and certain foreign currency gains) must consist of items that satisfy the 75% gross income test and certain other items, including dividends, interest and gain from the sale or disposition of stock or securities (or from any combination of these types of income).

Interest income that we receive will satisfy the 75% gross income test (as described above) to the extent that it is derived from a loan that is adequately secured by a mortgage on real property or on interests in real property (including, in the case of a loan secured by both real property and personal property, such personal property if it does not exceed 15% of the total fair market value of all of the property securing the loan). If a loan is secured by both real property and other property (and such other property is not treated as real property as described above), and the highest principal amount of the loan outstanding during a taxable year exceeds the fair market value of the real property securing the loan, determined as of (a) the date we agreed to acquire or originate the loan or (b) in the event of a “significant modification,” the date we modified the loan, then a part of the interest income from such loan equal to the percentage amount by which the loan exceeds the value of the real property will not be qualifying income for purposes of the 75% gross income test, but may be qualifying income for purposes of the 95% gross income test.

From time to time, we may invest in mezzanine loans. The IRS has provided a safe harbor with respect to the treatment of a mezzanine loan as a loan and therefore as a qualifying asset for purposes of the REIT asset tests, but not rules of substantive law. Pursuant to the safe harbor, if a mezzanine loan meets certain requirements, it will be treated by the IRS as a qualifying real estate asset for purposes of the REIT asset tests, and interest derived from the mezzanine loan will be treated as qualifying mortgage interest for purposes of the REIT 75% income test. However, structuring a mezzanine loan to meet the requirements of the safe harbor may not always be practical. To the extent that any of our mezzanine loans do not meet all of the requirements for reliance on the safe harbor, such loans might not be properly treated as qualifying loans for REIT purposes.

If we receive contingent interest that is based on the cash proceeds realized upon the sale of the property securing the loan, then the income attributable to the participation feature will be treated as gain from the sale of the underlying real property and will satisfy both the 75% and 95% gross income tests provided that the property is not held by the borrower as inventory or dealer property. Interest income that we receive from a loan in which all or a portion of the interest income payable is contingent on the gross receipts or sales of the borrower will generally be qualifying income for purposes of both the 75% and 95% gross income tests.

We may receive fee income in a number of circumstances, including from loans that we originate. Fee income, including prepayment penalties, loan assumption fees and late payment charges that are not compensation for services, generally will be qualifying income for purposes of both the 75% and 95% gross income tests if it is received in consideration for us entering or having entered into an agreement to make a loan secured by real property or an interest in real property and the fees are not determined by income or profits of the borrower. Other fees generally are not qualifying income for purposes of either gross income test. Fees earned by any TRSs are not included in computing the 75% and 95% gross income tests, and thus neither assist nor hinder our compliance with these tests.

Prohibited Transactions. Net income from prohibited transactions is subject to a 100% tax. The term “prohibited transaction” generally includes a sale or other disposition of property (other than foreclosure property) that is held primarily for sale to customers in the ordinary course of a trade or business. Whether property is held “primarily for sale to customers in the ordinary course of a trade or business” depends on the specific facts and circumstances. The Code provides a safe harbor pursuant to which sales of assets held for at least two years and meeting certain additional requirements will not be treated as prohibited transactions, but compliance with the safe harbor may not always be practical. We intend to continue to conduct our operations so that no asset that we own (or are treated as owning) will be treated as, or as having been, held as inventory or for sale to customers and that a sale of any such asset will not be treated as having been in the ordinary course of our business.

Effect of Subsidiary Entities. A TRS is a corporation in which we directly or indirectly own stock and that jointly with us elects to be treated as our TRS under Section 856(l) of the Code. A TRS is subject to U.S. federal income tax and state and local income tax, where applicable, as a regular C corporation. Generally, a TRS can engage in activities that, if conducted by us other than through a TRS, could result in the receipt of non-qualified income or the ownership of non-qualified assets. However, several provisions regarding the arrangements between a REIT and its TRSs ensure that a TRS will be subject to an appropriate level of U.S. federal income taxation. For example, we will be obligated to pay a 100% penalty tax on some payments that we receive or certain other amounts or on certain expenses deducted by the TRS if the economic arrangements among us, our borrowers and/or the TRS are not comparable to similar arrangements among unrelated parties.

We may own interests in one or more TRSs that may receive management fee income and/or hold assets or generate income that could cause us to fail the REIT income or asset tests or subject it to the 100% tax on prohibited transactions. Our TRSs may incur significant amounts of U.S. federal, state and local income taxes and, if doing business or owning property outside of the United States, significant non-U.S. taxes.

Relief Provisions for Failing the 75% or the 95% Gross Income Tests. If we fail to satisfy one or both of the 75% or 95% gross income tests for any taxable year, we may nevertheless qualify as a REIT for that year if we are entitled to relief under provisions of the Code. Relief provisions are generally available if:

●	following our identification of the failure to meet the 75% or 95% gross income tests for any taxable year, we file a schedule with the IRS setting forth each item of our gross income for purposes of the 75% or 95% gross income tests for such taxable year; and

●	our failure to meet these tests was due to reasonable cause and not willful neglect.

However, it is not possible to state whether in all circumstances we would be entitled to the benefit of these relief provisions. As discussed above, even if the relief provisions apply, a tax will be imposed with respect to some or all of our excess nonqualifying gross income, reduced by approximated expenses.

Asset Tests. We must satisfy the following four tests relating to the nature of our assets at the close of each quarter of our taxable year:

●	at least 75% of the value of our total assets must be represented by real estate assets (including (1) our allocable share of real estate assets held by partnerships in which we own an interest, (2) stock or debt instruments held for not more than one year purchased with the proceeds of our stock offering or long-term (at least five years) debt offering, cash, cash items and government securities, (3) stock in other REITs and (4) certain mortgage-backed securities and loans);

●	not more than 25% of our total assets may be represented by securities other than those in the 75% asset class;

●	of the investments included in the 25% asset class, the value of any one issuer’s securities owned by us may not exceed 5% of the value of our total assets (unless the issuer is a TRS), and we may not own more than 10% of the vote or value of any one issuer’s outstanding securities (unless the issuer is a TRS or we can avail ourselves of the rules relating to certain securities and “straight debt” summarized below);

●	not more than 20% of the value of our total assets may be represented by securities of one or more TRS; and

●	not more than 25% of the value of our total assets may be represented by debt instruments of publicly offered REITs that are not secured by mortgages on real property or interests in real property.

The term “securities” generally includes debt securities issued by a partnership or another REIT. However, “straight debt” securities and certain other obligations, including loans to individuals or estates, certain specified loans to partnerships, certain specified rental agreements and securities issued by REITs are not treated as “securities” for purposes of the “10% value” asset test. “Straight debt” means a written unconditional promise to pay on demand or on a specified date a sum certain in cash if (i) the debt is not convertible, directly or indirectly, into stock, (ii) the interest rate and interest payment dates are not contingent on profits, the borrower’s discretion, or similar factors (subject to certain specified exceptions), and (iii) the issuer is either not a corporation or partnership, or the only securities of the issuer held by us, and certain of TRSs, subject to a de minimis exception, are straight debt and other specified assets.

The above asset tests must be satisfied not only on the date that we acquire securities in the applicable issuer, but also at the close of each quarter in which we acquire any security or other property. After initially meeting the asset tests at the beginning of any quarter, we will not lose our REIT status if we fail to satisfy the asset tests at the end of a later quarter solely by reason of changes in the relative values of our assets. If the failure to satisfy the asset tests results from the acquisition of securities or other property during a quarter, the failure can be cured by a disposition of sufficient non-qualifying assets or acquisition of sufficient qualifying assets within 30 days after the close of that quarter. Although we plan to take steps to ensure that we satisfy such steps for any quarter with respect to which retesting is to occur, there can be no assurance that such steps will always be successful, or will not require a reduction in our overall interest in an issuer. If we fail to cure the noncompliance with the asset tests within this 30-day period, we could fail to qualify as a REIT.

In certain cases, we may avoid disqualification for any taxable year if we fail to satisfy the asset tests after the 30-day cure period. We will be deemed to have met certain of the REIT asset tests if the value of our non-qualifying assets for such tests (i) does not exceed the lesser of (a) 1% of the total value of our assets at the end of the applicable quarter or (b) $10,000,000, and (ii) we dispose of the non-qualifying assets within six months after the last day of the quarter in which the failure to satisfy the asset tests is discovered. For violations due to reasonable cause rather than willful neglect that are in excess of the de minimis exception described above, we may avoid disqualification as a REIT, after the 30-day cure period, by taking steps including (i) the disposition of sufficient assets to meet the asset test within six months after the last day of the quarter in which the failure to satisfy the asset tests is discovered, (ii) paying a tax equal to the greater of (a) $50,000 or (b) the highest corporate tax rate multiplied by the net income generated by the non-qualifying assets, and (iii) disclosing certain information to the IRS. If we fail the asset test and cannot avail ourselves of these relief provisions, we may fail to qualify as a REIT.

Annual Distribution Requirements. We are required to distribute dividends (other than capital gain dividends) to our stockholders in an amount at least equal to (i) the sum of (a) 90% of our REIT taxable income (computed without regard to the dividends paid deduction and our net capital gain) and (b) 90% of the net income (after tax), if any, from foreclosure property, minus (ii) the sum of specified items of noncash income. Dividends must be paid in the taxable year to which they relate, or in the following taxable year if declared before we timely file our tax return for that year and if paid on or before the first regular dividend payment after the declaration. To the extent that we do not distribute all of our net capital gain or distribute at least 90%, but less than 100%, of our REIT taxable income, as adjusted, we will be subject to tax on the undistributed amount at regular ordinary and capital gains corporate tax rates, as applicable. We may designate all or a portion of our undistributed net capital gains as being includable in the income of our stockholders as gain from the sale or exchange of a capital asset. If so, the stockholders receive an increase in the basis of their stock in the amount of the income recognized. Stockholders are also to be treated as having paid their proportionate share of the capital gains tax imposed on us on the undistributed amounts and receive a corresponding decrease in the basis of their stock. Furthermore, if we should fail to distribute during each calendar year at least the sum of (1) 85% of our REIT ordinary income for that year, (2) 95% of our REIT capital gain net income for that year and (3) any undistributed taxable income from prior periods, we would be subject to a 4% excise tax on the excess of the Required Distribution over the sum of (a) the amounts actually distributed and (b) the undistributed amounts on which certain taxes are imposed on us. We intend to make timely distributions sufficient to satisfy all annual distribution requirements.

From time to time, we may experience timing differences between (1) the actual receipt of income and actual payment of deductible expenses and (2) the inclusion of that income and deduction of those expenses in arriving at our taxable income. Further, from time to time, we may be allocated a share of net capital gain attributable to the sale of depreciated property that exceeds our allocable share of cash attributable to that sale. Additionally, we may incur cash expenditures that are not currently deductible for tax purposes. As such, we may have less cash available for distribution than is necessary to meet our annual 90% distribution requirement or to avoid tax with respect to capital gain or the excise tax imposed on specified undistributed income. To meet the 90% distribution requirement necessary to qualify as a REIT or to avoid tax with respect to capital gain or the excise tax imposed on specified undistributed income, we may find it appropriate to arrange for short-term (or possibly long-term) borrowings or to pay distributions in the form of taxable stock dividends (discussed immediately below) or engage in other potentially adverse transactions.

Under some circumstances, we may be able to rectify a failure to meet the distribution requirement for a year by paying “deficiency dividends” to stockholders in a later year, which may be included in our deduction for dividends paid for the earlier year. Thus, we may be able to avoid being disqualified as a REIT or taxed on amounts distributed as deficiency dividends. However, we will be required to pay interest based upon the amount of any deduction taken for deficiency dividends.

Record Keeping Requirements. To elect taxation as a REIT under applicable Treasury regulations, we must maintain records and request information from our stockholders designed to disclose the actual ownership of our stock. We intend to comply with these requirements.

Failure to Qualify as a REIT. If we fail to qualify for taxation as a REIT for U.S. federal income tax purposes in any taxable year and the relief provisions do not apply, we will be subject to tax on our taxable income at regular corporate rates. Distributions to stockholders in any year in which we fail to qualify will not be deductible by us, nor will we be required to make those distributions. If we fail to so qualify and the relief provisions do not apply, to the extent of current and accumulated earnings and profits, all distributions to stockholders generally will be taxable at capital gain rates if certain minimum holding period requirements are met, and, subject to specified limitations of the Code, corporate distributees may be eligible for the dividends received deduction. Unless entitled to relief under specific statutory provisions, we will also be disqualified from taxation as a REIT for the four taxable years following the year during which we ceased to qualify as a REIT. It is not possible to state whether in all circumstances we would be entitled to statutory relief.

The Dodd-Frank Act

The Dodd-Frank Act made significant structural reforms to the financial services industry. For example, pursuant to the Dodd-Frank Act, various federal agencies have promulgated, or are in the process of promulgating, regulations with respect to various issues that may affect our Company. Certain regulations have already been adopted and others remain under consideration by various governmental agencies, in some cases past the deadlines set in the Dodd-Frank Act for adoption. It is possible that regulations that will be adopted in the future will apply to us or that existing regulations that are currently not applicable to us will begin to apply to us as our business evolves.

Investment Company Act

We have not been and are not currently required to be registered under the Investment Company Act pursuant to Section 3(c)(5) (the “Section 3(c)(5) Exemption”) of the Investment Company Act.

Section 3(a)(1)(A) of the Investment Company Act defines an investment company as any issuer that is or holds itself out as being engaged primarily in the business of investing, reinvesting or trading in securities. Section 3(a)(1)(C) of the Investment Company Act defines an investment company as any issuer that is engaged or proposes to engage in the business of investing, reinvesting, owning, holding or trading in securities and owns or proposes to acquire investment securities having a value exceeding 40% of the value of the issuer’s total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis, which we refer to as the 40% test. Real estate mortgages are excluded from the term “investment securities.”

We rely on the exception set forth in Section 3(c)(5) of the Investment Company Act, which excludes from the definition of investment company “[a]ny person who is not engaged in the business of issuing redeemable securities, face-amount certificates of the installment type or periodic payment plan certificates, and who is primarily engaged in one or more of the following businesses . . . (C) purchasing or otherwise acquiring mortgages and other liens on and interests in real estate.” The SEC generally requires that, for the exception provided by Section 3(c)(5) to be available, at least 55% of an entity’s assets be comprised of mortgages and other liens on and interests in real estate, also known as “qualifying interests,” and at least another 25% of the entity’s assets must be comprised of additional qualifying interests or real estate-type interests (with no more than 20% of the entity’s assets comprised of miscellaneous assets). We believe we qualify for the exemption under this section and our current intention is to continue to focus on originating and investing in loans collateralized by real estate so that at least 55% of our assets are “qualifying interests” and no more than 20% of our assets are miscellaneous assets. However, if, in the future, we do acquire assets that do not meet this test, we may qualify as an “investment company” and be required to register as such under the Investment Company Act, which could have a material adverse effect on us.

The Investment Company Act provides certain protections and imposes certain restrictions on registered investment companies, none of which are currently applicable to us. Our governing documents do not permit any transfer of shares of our common stock that would result in us becoming subject to regulation as an investment company. If we were required to register as an investment company under the Investment Company Act, we would become subject to substantial regulation with respect to our capital structure (including our ability to use leverage), management, operations, transactions with affiliated persons (as defined in the Investment Company Act), portfolio composition, including restrictions with respect to diversification and industry concentration, and other matters.

Competition

We operate in a competitive market for the origination and acquisition of attractive lending opportunities. We compete with a variety of institutional investors, including other REITs, debt funds, specialty finance companies, savings and loan associations, banks, mortgage bankers, insurance companies, institutional investors, investment banking firms, financial institutions, private equity and hedge funds, and other entities. Some of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. Several of our competitors, including other REITs, have recently raised, or are expected to raise, significant amounts of capital and may have investment objectives that overlap with our investment objective, which may create additional competition for lending and other investment opportunities. Some of our competitors may have a lower cost of funds and access to funding sources that may not be available to us or are only available to us on substantially less attractive terms. Many of our competitors are not subject to the operating constraints associated with REIT tax compliance or maintenance of an exclusion or exemption from the Investment Company Act. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more lending relationships than we do. Competition may result in realizing fewer investments, higher prices, acceptance of greater risk, greater defaults, lower yields or a narrower spread of yields over our borrowing costs. In addition, competition for attractive investments could delay the investment of our capital.

In the face of this competition, we have access to our Manager’s professionals and their financing industry expertise, which may provide us with a competitive advantage in competing effectively for attractive investment opportunities and help us assess risks and determine appropriate pricing for certain potential investments. Although we believe our Manager’s expertise and our flexible funding structure provide us with valuable competitive advantages, we may not be able to achieve our business goals or expectations due to the competitive risks that we face. For additional information concerning these competitive risks, see “Risk Factors — Risks Related to Our Business and Growth Strategy.”

Human Capital

We are externally managed by our Manager pursuant to the Management Agreement between our Manager and us. Our officers also serve as officers or employees of our Manager and/or its affiliates. We do not have any employees.

Item 1A. Risk Factors

An investment in our common stock involves a high degree of risk and should be considered highly speculative. Before making an investment decision, you should carefully consider the following risk factors, which address the material risks concerning our business and an investment in our common stock. If any of the risks discussed below occur, our business, prospects, liquidity, funds from operations, internal rate of return, financial condition and results of operations, and our ability to make distributions to our stockholders could be materially and adversely affected, in which case the value of our common stock could decline significantly and you could lose all or part of your investment. Some statements in the following risk factors constitute forward-looking statements.

Risk Factors Summary

The following is a summary of the principal risks and uncertainties that could adversely affect our business, cash flows, financial condition and/or results of operations, and these adverse impacts may be material. This summary is qualified in its entirety by reference to the more detailed descriptions of the risks and uncertainties included in this Item 1A below and you should read this summary together with those more detailed descriptions. These principal risk and uncertainties relate to, among other things:

Risks Related to Our Business and Growth Strategy

●	We were recently formed and have limited operating history, and may not be able to successfully operate our business, integrate new assets and/or manage our growth or to generate sufficient revenue to make or sustain distributions to our stockholders.

●	Competition for the capital that we provide may reduce the return of our loans, which could adversely affect our operating results and financial condition.

●	We are externally managed by our Manager and our growth and success depends on our Manager, its key personnel and investment professionals, and our Manager’s ability to make loans on favorable terms that satisfy our investment strategy and otherwise generate attractive risk-adjusted returns. If our Manager overestimates the yields or incorrectly prices the risks of our loans or if there are any adverse changes in our relationship with our Manager, we may experience losses.

Risks Related to the Cannabis Industry and Related Regulations

●	We provide loans to established companies operating in the cannabis industry, which involves significant risks, including the risk to our business of strict enforcement against our borrowers of the federal illegality of cannabis, and the lack of liquidity of such loans. As a result, we could lose all or part of any of our loans.

●	Our ability to grow our business depends on state laws pertaining to the cannabis industry. New laws that are adverse to our borrowers may be enacted, and current favorable state or national laws or enforcement guidelines relating to cultivation, production and distribution of cannabis may be modified or eliminated in the future, which would impede our ability to grow our business under our current business plan and could materially adversely affect our business.

●	We will not own real estate as long as it is used in cannabis-related operations due to current statutory prohibitions and exchange listing standards, which may delay or limit our remedies in the event that any of our borrowers default under the terms of their mortgage loans with us.

●	If we foreclose on properties securing our loans, we may have difficulty selling the properties due to the nature of specialized industrial cultivation/processing cannabis properties and the potentially limited number of high-quality operators for such properties, as well as for retail/dispensary cannabis properties.

●	Certain assets of our borrowers may not be used as collateral or transferred to us due to applicable state laws and regulations governing the cannabis industry, and such restrictions could negatively impact our profitability.

●	As a debt investor, we are often not in a position to exert influence on borrowers, and the stockholders and management of such companies may make decisions with which we disagree that could decrease the value of loans to such borrower.

Risks Related to Sources of Financing Our Business

●	Our growth depends on external sources of capital, which may not be available on favorable terms or at all.

●	Interest rate fluctuations could increase our financing costs, which could lead to a significant decrease in our results of operations, cash flows and the market value of our loans.

Risks Related to Our Organization and Structure

●	There are various conflicts of interest in our relationship with our Manager, including conflicts created by our Manager’s compensation arrangements with us, which could result in decisions that are not in the best interests of our stockholders.

●	Maintenance of our exemption from registration under the Investment Company Act may impose significant limits on our operations. Your investment return may be reduced if we are required to register as an investment company under the Investment Company Act.

Risks Related to Our Taxation as a REIT

●	Failure to qualify as a REIT for U.S. federal income tax purposes would cause us to be taxed as a regular corporation, which would substantially reduce funds available for distributions to our stockholders.

●	We may incur significant debt, and our governing documents contain no limit on the amount of debt we may incur.

Risks Related to Ownership of Our Common Stock

●	We may in the future pay distributions from sources other than our cash flow from operations, including borrowings, offering proceeds or the sale of assets, which means we would have less funds available for investments or less income-producing assets, which may reduce your overall return.

●	The value of our common stock may be volatile and could decline substantially.

Risks Related to Our Business and Growth Strategy

We were recently formed and have limited operating history, and may not be able to operate our business successfully or to generate sufficient revenue to make or sustain distributions to our stockholders.

We were formed on March 30, 2021 and have a limited operating history. As of December 31, 2021, our portfolio consisted of loans to 21 different borrowers. We are subject to all of the business risks and uncertainties associated with any new business, including the risk that we will not achieve our investment objective and that the value of your investment could decline substantially. We cannot assure you that we will be able to operate our business successfully or profitably, or implement our operating policies. Our ability to provide attractive returns to our stockholders is dependent on our ability both to generate sufficient cash flow to pay our investors attractive distributions and to achieve capital appreciation, and we cannot assure you that we will be able to do either. There can be no assurance that we will be able to generate sufficient revenue from operations to pay our operating expenses and make or sustain distributions to stockholders. Our limited resources may also materially and adversely impact our ability to successfully implement our business plan. The results of our operations and the implementation of our business plan depend on several factors, including the availability of opportunities to make loans, the availability of adequate equity and debt financing, the federal and state regulatory environment relating to the cannabis industry (which are described below under “— Risks Related to the Cannabis Industry and Related Regulations”), conditions in the financial markets and economic conditions.

Competition for the capital that we provide may reduce the return of our loans, which could adversely affect our operating results and financial condition.

We compete as an alternative financing provider of debt financing to companies in the cannabis industry. Several competitors have recently entered the marketplace, and these competitors may prevent us from making attractive loans on favorable terms. Our competitors may have greater resources than we do and may be able to compete more effectively as a capital provider. In particular, larger companies may enjoy significant competitive advantages that result from, among other things, a lower cost of capital and enhanced operating efficiencies.

Additionally, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of loans, deploy more aggressive pricing and establish more relationships than us. Our competitors may also adopt loan structures similar to ours, which would decrease our competitive advantage in offering flexible loan terms. In addition, due to a number of factors (including, but not limited to, potentially greater clarity and/or unification of the laws and regulations governing cannabis by states and the federal government, including through federal legislation or descheduling of cannabis, which may, in turn, encourage additional federally-chartered banks to provide their services to cannabis-related businesses), the number of entities and the amount of funds competing to provide suitable capital may increase, resulting in loans with terms less favorable to investors. Moreover, we strategically benefit from the cannabis industry’s currently constrained access to U.S. capital markets and if such access is broadened, including if the New York Stock Exchange (the “NYSE”) and/or the Nasdaq Stock Market were to permit the listing of plant-touching cannabis companies in the U.S., the demand among U.S. cannabis companies for private equity investments and debt financings, including our target loans, may materially decrease and could result in our competing with financial institutions that we otherwise would not. Any of the foregoing may lead to a decrease in our profitability, and you may experience a lower return on your investment. Increased competition in providing capital may also preclude us from making those loans that would generate attractive returns to us.

Our loans’ lack of liquidity may adversely affect our business.

Our existing portfolio includes, and our future loans will likely include, loans for which no public market exists, which are less liquid than publicly traded debt securities and other securities. Certain of our target investments such as secured loans, mezzanine and other loans (including participations) and preferred equity, in particular, are also particularly illiquid due to a variety of factors, which may include a short life, potential unsuitability for securitization and greater difficulty of recovery in the event of a default or insolvency by the company to which we have provided a loan. The illiquidity of our loans may make it difficult for us to sell such loans if the need or desire arises. Further, applicable laws and regulations restricting the ownership and transferability of loans to regulated cannabis companies in conjunction with many parties not wishing to invest in cannabis businesses as a result of cannabis being federally illegal may make it difficult for us to sell or transfer such loans to third parties. In addition, many of the loans we make, to the extent they constitute securities, will not be registered under the relevant securities laws, resulting in a prohibition against their transfer, sale, pledge or disposition except in a transaction that is exempt from the registration requirements of, or otherwise in accordance with, those laws. As a result, we may be unable to dispose of such loans in a timely manner or at all. If we are required and able to liquidate all or a portion of our portfolio quickly, we could realize significantly less value than that which we had previously recorded for our loans and we cannot assure you that we will be able to sell our assets at a profit in the future. Further, we may face other restrictions on our ability to liquidate a loan in a company to the extent that we or our Manager have or could be attributed as having material, non-public information regarding such company. Our ability to vary our portfolio in response to changes in economic, regulatory and other conditions or changes in our strategic plan may therefore be relatively limited, which could adversely affect our results of operations and financial condition.

Our real estate investments are subject to risks particular to real property. These risks may result in a reduction or elimination of or return from an investment secured by a particular property.

Real estate investments are subject to various risks, including:

●	acts of nature, including earthquakes, floods and other natural disasters, which may result in uninsured losses;

●	acts of war or terrorism, including the consequences of such acts;

●	adverse changes in national and local economic and market conditions;

●	changes in governmental laws and regulations, fiscal policies and zoning ordinances and the related costs of compliance with laws and regulations and ordinances;

●	costs of remediation and liabilities associated with environmental conditions including, but not limited to, indoor mold; and

●	the potential for uninsured or under-insured property losses.

If any of these or similar events occurs, it may cause borrowers to default on their obligations to us and, thereby, reduce our return from an affected property or investment and reduce or eliminate our ability to pay dividends to stockholders.

All of our assets may be subject to recourse.

All of our assets, including any investments made by us and any funds held by us, may be available to satisfy all of our liabilities and other obligations. If we become subject to a liability, parties seeking to have the liability satisfied may have recourse to our assets generally and not be limited to any particular asset, such as the asset representing the investment giving rise to the liability.

Our existing portfolio is, and our future portfolio may be, concentrated in a limited number of loans, which subjects us to an increased risk of significant loss if any asset declines in value or if a particular borrower fails to perform as expected.

Our existing portfolio is, and our future loans may be, concentrated in a limited number of loans. If a significant loan to one or more companies fails to perform as expected, such a failure could have a material adverse effect on our business, financial condition and operating results, and the magnitude of such effect could be more significant than if we had further diversified our portfolio. A consequence of this limited number of loans is that the aggregate returns we realize may be significantly adversely affected if a small number of loans perform poorly, if we need to write down the value of any one loan, if a loan is repaid prior to maturity and we are not able to promptly redeploy the proceeds and/or if an issuer is unable to obtain and maintain commercial success. While we intend to diversify our portfolio of loans as we deem prudent, we do not have fixed guidelines for diversification. As a result, our portfolio could be concentrated in relatively few loans and in a limited number of borrowers.

Our portfolio of loans is concentrated in certain property types or in particular industries, such as cannabis, that are subject to higher risk of default, or secured by properties concentrated in a limited number of geographic locations, economic and business downturns relating generally to such region or type of asset which may result in defaults on a number of our loans within a short time period, which may reduce our net income and the value of our common stock and accordingly reduce our ability to pay dividends to our stockholders. Further, since we focus on limited-license states, there may be fewer, if any, buyers for a distressed property. Accordingly, we may not be able to receive the full value of the collateral if we exercise our remedies under our loan in connection with a default.

We may lend to multiple borrowers that share a common sponsor. We do not have a limit on the amount of total gross offering proceeds that can be held by multiple borrowers that share the same sponsor. We may face greater credit risk to the extent a large portion of our portfolio is concentrated in loans to multiple borrowers that share the same sponsor.

Our existing portfolio contains loans to companies with operations that are geographically concentrated in Arizona, Florida, Illinois, Maryland, Massachusetts, Michigan, Nevada, New Jersey, New York, Ohio, Pennsylvania, and West Virginia, and we will be subject to social, political and economic risks of doing business in those states and any other state in which we in the future have lending exposure.

Our existing portfolio contains loans to companies with operations that are geographically concentrated in Arizona, Florida, Illinois, Maryland, Massachusetts, Michigan, Nevada, New Jersey, New York, Ohio, Pennsylvania, and West Virginia. While our investment strategy includes a focus on providing loans to companies with operations in states that limit the number of cannabis license issuances in order to protect the value of our collateral, circumstances and developments related to operations in these markets that could negatively affect our business, financial condition, liquidity and results of operations include, but are not limited to, the following factors:

●	the development and growth of applicable state cannabis markets;

●	the responsibility of complying with multiple and likely conflicting state and federal laws, including with respect to retail sale, distribution, cultivation and manufacturing of cannabis, licensing, banking, and insurance;

●	unexpected changes in regulatory requirements and other laws;

●	difficulties and costs of managing operations in certain locations;

●	potentially adverse tax consequences;

●	the impact of national, regional or state specific business cycles and economic instability; and

●	access to capital may be more restricted, or unavailable on favorable terms or at all in certain locations.

We will not own real estate as long as it is used in cannabis-related operations due to current statutory prohibitions and exchange listing standards, which may delay or limit our remedies in the event that any of our borrowers default under the terms of their mortgage loans with us.

Although we will have the contractual ability to foreclose on, and take title to, the properties securing our mortgage loans upon a default by the borrower, we will not take title to and own such real estate as long as it is used in cannabis-related operations due to current statutory prohibitions, including Section 856 of the U.S. Controlled Substances Act of 1970, as amended (the “CSA”), which relates to, among other things, the management or control of properties that are used for the manufacturing, distributing or using of any controlled substances. Taking title to real estate used in cannabis-related activities or owning equity in cannabis-related businesses would also violate NASDAQ listing requirements. As a result, in the event of a borrower default, to the extent we determine that taking title to the underlying real estate is the optimal method of maximizing recovery on the defaulted loan, we will be forced to evict the borrower from the real estate and engage a third party to ensure all cannabis is removed from the subject property prior to taking possession. The regulatory requirements related to real property used in cannabis-related operations may cause significant delays or difficulties in transferring a property to another cannabis operator. In addition, any alternative uses of cannabis-related properties may be limited due to the specialized nature of the facilities or may be less profitable than the cannabis-related operations, which would adversely affect the value of the collateral securing our loans and could result in us selling the property at a loss. Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations and ability to make distributions to our stockholders.

While we may instead pursue other remedies upon any defaults by our borrowers, including forcing a sale of the property to another cannabis operator, pursuing a judicial foreclosure and execution thereof through a sheriff’s sale without taking title to the property or using the property for non-cannabis related operations, there can be no assurances that such remedies will be as effective as us taking direct ownership of a property used in cannabis-related operations.

Loans to relatively new and/or small companies and companies operating in the cannabis industry generally involve significant risks.

We primarily provide loans to established companies operating in the cannabis industry, but because the cannabis industry is relatively new and rapidly evolving, some of these companies may be relatively new and/or small companies. Loans to relatively new and/or small companies operating in the cannabis industry generally involve a number of significant risks, including, but not limited to, the following:

●	these companies may have limited financial resources and may be unable to meet their obligations, which may be accompanied by a deterioration in the value of any collateral securing our loan and a reduction in the likelihood of us realizing a return on our loan;

●	they typically have shorter operating histories, narrower product lines and smaller market shares than larger and more established businesses, which tend to render them more vulnerable to competitors’ actions and market conditions (including conditions in the cannabis industry), as well as general economic downturns;

●	they typically depend on the management talents and efforts of a small group of persons; therefore, the death, disability, resignation or termination of one or more of these persons could have a material adverse effect on such borrower and, in turn, on us;

●	there is generally less public information about these companies. Unless publicly traded, these companies and their financial information are generally not subject to the regulations that govern public companies, and we may be unable to uncover all material information about these companies, which may prevent us from making a fully informed lending decision and cause us to lose money on our loans;

●	they generally have less predictable operating results and may require substantial additional capital to support their operations, finance expansion or maintain their competitive position;

●	we, our executive officers and directors and our Manager may, in the ordinary course of business, be named as defendants in litigation arising from our loans to such borrowers and may, as a result, incur significant costs and expenses in connection with such litigation;

●	changes in laws and regulations, as well as their interpretations, may have a disproportionate adverse effect on their business, financial structure or prospects compared to those of larger and more established companies; and

●	they may have difficulty accessing capital from other providers on favorable terms or at all.

While none of the loans in our portfolio have defaulted as of the date of this annual report on Form 10-K, there can be no assurance that we will not experience defaults in the future.

If we are unable to successfully integrate new assets and manage our growth, our results of operations and financial condition may suffer.

We may in the future significantly increase the size and/or change the mix of our portfolio of assets. We may be unable to successfully and efficiently integrate new assets into our existing portfolio or otherwise effectively manage our assets or our growth effectively. In addition, increases in our portfolio of assets and/or changes in the mix of our assets may place significant demands on our Manager’s administrative, operational, asset management, financial and other resources. Any failure to manage increases in size effectively could adversely affect our results of operations and financial condition.

We may need to foreclose on loans that are in default, which could result in losses.

We may find it necessary to foreclose on loans that are in default. Foreclosure processes are often lengthy and expensive. Results of foreclosure processes may be uncertain, as claims may be asserted by the relevant borrower or by other creditors or investors in such borrower that interfere with enforcement of our rights, such as claims that challenge the validity or enforceability of our loan or the priority or perfection of our security interests. Our borrowers may resist foreclosure actions by asserting numerous claims, counterclaims and defenses against us, including, without limitation, lender liability claims and defenses, even when the assertions may have no merit, in an effort to prolong the foreclosure action and seek to force us into a modification or buy-out of our loan for less than we are owed. Additionally, the transfer of certain collateral to us may be limited or prohibited by applicable laws and regulations. See “We may make loans that are secured by properties that are, and will be, subject to extensive regulations, such that if such collateral was foreclosed upon those regulations may result in significant costs and materially and adversely affect our business, financial condition, liquidity and results of operations.”

For transferable collateral, foreclosure or other remedies available may be subject to certain laws and regulations, including the need for regulatory disclosure and/or approval of such transfer. If federal law were to change to permit companies in the cannabis industry to seek federal bankruptcy protection, the applicable borrower could file for bankruptcy, which would have the effect of staying the foreclosure actions and delaying the foreclosure processes and potentially result in reductions or discharges of debt owed to us. Foreclosure may create a negative public perception of the collateral property, resulting in a diminution of its value. Even if we are successful in foreclosing on collateral property securing our loan, the liquidation proceeds upon sale of the underlying real estate may not be sufficient to recover our loan. Any costs or delays involved in the foreclosure or a liquidation of the underlying property will reduce the net proceeds realized and, thus, increase the potential for loss.

In the event a borrower defaults on any of its obligations to us and such debt obligations are equitized, we do not intend to directly hold such equity interests, which may result in additional losses on our loans in such entity.

The properties securing our loans may be subject to contingent or unknown liabilities that could adversely affect the value of these properties, and as a result, our loans.

Properties securing our loans may be subject to contingent, unknown or unquantifiable liabilities that may adversely affect the value of our loans. Such defects or deficiencies may include title defects, title disputes, liens or other encumbrances on properties securing our loans to borrowers. The discovery of such unknown defects, deficiencies and liabilities could affect the ability of our borrowers to make payments to us or could affect our ability to foreclose and sell the properties securing such loans, which could adversely affect our results of operations and financial condition. Further, we, our executive officers, directors and our Manager may, in the ordinary course of business, be named as defendants in litigation arising from our loans.

We may in the future foreclose and acquire properties without any recourse, or with only limited recourse, against the prior property owner with respect to contingent or unknown liabilities. As a result, if a claim were asserted against us based on ownership of any of these properties, we may have to pay substantial amounts to defend or settle the claim. If the magnitude of such unknown liabilities is high, individually or in the aggregate, our business, financial condition, liquidity and results of operations would be materially and adversely affected.

Commercial real estate-related investments that are secured, directly or indirectly, by real property are subject to delinquency, foreclosure and loss, which could result in losses to us.

Commercial real estate debt instruments that are secured by commercial property are subject to risks of delinquency and foreclosure and risks of loss that are greater than similar risks associated with loans made on the security of single-family residential property. The ability of a borrower to repay a loan secured by an income-producing property typically is dependent primarily upon the successful operation of the property rather than upon the existence of independent income or assets of the borrower. If the net operating income of the property is reduced, the borrower’s ability to repay the loan may be impaired. Net operating income of an income-producing property can be affected by, among other things:

●	tenant mix and tenant bankruptcies;

●	success of tenant businesses;

●	property management decisions, including with respect to capital improvements, particularly in older building structures;

●	property location and condition;

●	competition from other properties offering the same or similar services;

●	changes in laws that increase operating expenses or limit rents that may be charged;

●	any liabilities relating to environmental matters at the property;

●	changes in national, regional or local economic conditions and/or specific industry segments;

●	declines in national, regional or local real estate values;

●	declines in national, regional or local rental or occupancy rates;

●	changes in interest rates and in the state of the debt and equity capital markets, including diminished availability or lack of debt financing for commercial real estate;

●	changes in real estate tax rates and other operating expenses;

●	changes in governmental rules, regulations and fiscal policies, including environmental legislation;

●	acts of God, terrorism, social unrest and civil disturbances, which may decrease the availability of or increase the cost of insurance or result in uninsured losses; and

●	adverse changes in zoning laws.

In addition, we are exposed to the risk of judicial proceedings with our borrowers and entities in which we invest, including bankruptcy or other litigation, as a strategy to avoid foreclosure or enforcement of other rights by us as a lender or investor. In the event that any of the properties or entities underlying or collateralizing our loans or investments experiences any of the foregoing events or occurrences, the value of, and return on, such investments could decline and could adversely affect our results of operations and financial condition.

If our Manager overestimates the yields or incorrectly prices the risks of our loans, we may experience losses.

Our Manager values our potential loans based on yields and risks, taking into account estimated future losses and the collateral securing a potential loan, if any, and the estimated impact of these losses on expected future cash flows, returns and appreciation. Our Manager’s loss estimates and expectations of future cash flows, returns and appreciation may not prove accurate, as actual results may vary from estimates and expectations. If our Manager underestimates the asset-level losses or overestimates loan yields relative to the price we pay for a particular loan, we may experience losses with respect to such loan.

The due diligence process that our Manager undertakes in regard to investment opportunities may not reveal all facts that may be relevant in connection with an investment and if our Manager incorrectly evaluates the risks of our investments, we may experience losses.

Before making investments for us, our Manager conducts due diligence that it deems reasonable and appropriate based on the facts and circumstances relevant to each potential investment. When conducting diligence, our Manager may be required to evaluate important and complex business, financial, tax, accounting, environmental and legal issues. Outside consultants, legal advisors, accountants and investment banks may be involved in the due diligence process in varying degrees depending on the type of potential investment. Relying on the resources available to it, our Manager evaluates our potential investments based on criteria it deems appropriate for the relevant investment. Our Manager’s loss estimates may not prove accurate, as actual results may vary from estimates. If our Manager underestimates the asset-level losses relative to the price we pay for a particular investment, we may experience losses with respect to such investment.

In addition, it is difficult for real estate debt investors in certain circumstances to receive full transparency with respect to underlying investments because transactions are often effectuated on an indirect basis through pools or conduit vehicles rather than directly with the borrower. Loan structures or the terms of investments may make it difficult for us to monitor and evaluate investments. Therefore, we cannot assure you that our Manager will have knowledge of all information that may adversely affect such investment.

We are subject to additional risks associated with investments in the form of loan participation interests.

We may in the future invest in loan participation interests in which another lender or lenders share with us the rights, obligations and benefits of a commercial mortgage loan made by an originating lender to a borrower. Accordingly, we will not be in privity of contract with a borrower because the other lender or participant is the record holder of the loan and, therefore, we will not have any direct right to any underlying collateral for the loan. These loan participations may be senior, pari passu or junior to the interests of the other lender or lenders in respect of distributions from the commercial mortgage loan. Furthermore, we may not be able to control the pursuit of any rights or remedies under the commercial mortgage loan, including enforcement proceedings in the event of default thereunder. In certain cases, the original lender or another participant may be able to take actions in respect of the commercial mortgage loan that are not in our best interests. In addition, in the event that (1) the owner of the loan participation interest does not have the benefit of a perfected security interest in the lender’s rights to payments from the borrower under the commercial mortgage loan or (2) there are substantial differences between the terms of the commercial mortgage loan and those of the applicable loan participation interest, such loan participation interest could be recharacterized as an unsecured loan to a lender that is the record holder of the loan in such lender’s bankruptcy, and the assets of such lender may not be sufficient to satisfy the terms of such loan participation interest. Accordingly, we may face greater risks from loan participation interests than if we had made first mortgage loans directly to the owners of real estate collateral.

Declines in market prices and liquidity in the capital markets can result in significant net unrealized depreciation of our portfolio, which in turn would reduce our net asset value.

Volatility in the capital markets can adversely affect our loan valuations. Decreases in the market values or fair values of our loans are recorded as unrealized depreciation. The effect of all of these factors on our portfolio can reduce our net asset value (and, as a result our asset coverage calculation) by increasing net unrealized depreciation in our portfolio. Depending on market conditions, we could incur substantial realized and/or unrealized losses, which could have a material adverse effect on our business, financial condition or results of operations.

Provisions for loan losses are difficult to estimate.

At the commencement of our operations on March 30, 2021, the Company early adopted Accounting Standards Codification ("ASC") Topic 326, Financial Instruments - Credit Losses ("ASC 326"). ASC 326 requires entities to record allowances the (“CECL Reserve”) for loans held for investment and other receivables that are deducted from the carrying amount of the assets to present the net carrying value at the amounts expected to be collected on the assets. ASC 326 can create volatility in the level of our CECL Reserve for loan losses. If we are required to materially increase our level of CECL Reserve for loan losses for any reason, such increase could adversely affect our business, financial condition and results of operations.

Our CECL Reserve is evaluated on a quarterly basis. The determination of CECL Reserve requires us to make certain estimates and judgments, which may be difficult to determine. Our estimates and judgments are based on a number of factors, including (i) whether cash from the borrower’s operations is sufficient to cover the debt service requirements currently and into the future, (ii) the ability of the borrower to refinance the loan and (iii) the liquidation value of collateral, all of which remain uncertain and are subjective.

The loans and other assets we will obtain may be subject to impairment charges, and we may experience a decline in the fair value of our assets.

We will periodically evaluate the loans we obtain and other assets for impairment indicators. The judgment regarding the existence of impairment indicators is based upon factors such as market conditions, borrower performance and legal structure. If we determine that an impairment has occurred, we would be required to make an adjustment to the net carrying value of the asset which could have an adverse effect on our results of operations in the period in which the impairment charge is recorded.

Such impairment charges reflect non-cash losses at the time of recognition and a subsequent disposition or sale of impaired assets could further affect our future losses or gains as they are based on the difference between the sale price received and the cost of such assets at the time of sale, as may be adjusted for amortization. If we experience a decline in the fair value of our assets, our results of operations, financial condition and our ability to make distributions to our stockholders could be materially and adversely affected.

Any credit ratings assigned to our loans will be subject to ongoing evaluations and revisions, and we cannot assure you that those ratings will not be downgraded.

Some of our loans may be rated by rating agencies such as Moody’s Investors Service, Fitch Ratings, Standard & Poor’s, DBRS, Inc. or Realpoint LLC. Any credit ratings on our loans are subject to ongoing evaluation by credit rating agencies, and we cannot assure you that any such ratings will not be changed or withdrawn by a rating agency in the future if, in its judgment, circumstances warrant. If rating agencies assign a lower-than-expected rating or reduce or withdraw, or indicate that they may reduce or withdraw, their ratings of our loans in the future, the value of our loans could significantly decline, which would adversely affect the value of our loan portfolio and could result in losses upon disposition or, in the case of our loans, the failure of borrowers to satisfy their debt service obligations to us. As of December 31, 2021, none of our loans were rated by ratings agencies.

Mezzanine loans, B-Notes and other investments that are subordinated or otherwise junior in an issuer’s capital structure, such as preferred equity, and that involve privately negotiated structures will expose us to greater risk of loss.

We have in the past originated, and may in the future originate or acquire, mezzanine loans, B-Notes and other investments that are subordinated or otherwise junior in an issuer’s capital structure, such as preferred equity, and that involve privately negotiated structures. To the extent we invest in subordinated debt or mezzanine tranches of an entity’s capital structure or preferred equity, such investments and our remedies with respect thereto, including the ability to foreclose on any collateral securing such investments, will be subject to the rights of holders of more senior tranches in the issuer’s capital structure and, to the extent applicable, contractual intercreditor and/or participation agreement provisions, which will expose us to greater risk of loss.

As the terms of such loans and investments are subject to contractual relationships among lenders, co-lending agents and others, they can vary significantly in their structural characteristics and other risks. For example, the rights of holders of B-Notes to control the process following a borrower default may vary from transaction to transaction. Further, B-Notes typically are secured by a single property and accordingly reflect the risks associated with significant concentration. Like B-Notes, mezzanine loans are by their nature structurally subordinated to more senior property-level financings. If a borrower defaults on our mezzanine loan or on debt senior to our loan, or if the borrower is in bankruptcy, our mezzanine loan will be satisfied only after the property-level debt and other senior debt is paid in full. As a result, a partial loss in the value of the underlying collateral can result in a total loss of the value of the mezzanine loan. In addition, even if we are able to foreclose on the underlying collateral following a default on a mezzanine loan, we would be substituted for the defaulting borrower and, to the extent income generated on the underlying property is insufficient to meet outstanding debt obligations on the property, we may need to commit substantial additional capital and/or deliver a replacement guarantee by a creditworthy entity, which could include us, to stabilize the property and prevent additional defaults to lenders with existing liens on the property.

Loans or investments involving international real estate-related assets are subject to special risks that we may not manage effectively, which would have a material adverse effect on our results of operations and our ability to make distributions to our stockholders.

Our investment guidelines permit investments in non-U.S. assets, subject to the same guidelines as investments in U.S. assets. To the extent that we invest in non-U.S. real estate-related assets, we may be subject to certain risks associated with international investment generally, including, among others:

●	currency exchange matters, including fluctuations in currency exchange rates and costs associated with conversion of investment principal and income from one currency to another;

●	less developed or efficient financial markets than in the United States, which may lead to potential price volatility and relative illiquidity;

●	the burdens of complying with international regulatory requirements and prohibitions that differ between jurisdictions;

●	changes in laws or clarifications to existing laws that could impact our tax treaty positions, which could adversely impact the returns on our investments;

●	a less developed legal or regulatory environment, differences in the legal and regulatory environment or enhanced legal and regulatory compliance;

●	political hostility to investments by foreign investors;

●	higher inflation rates;

●	higher transaction costs;

●	difficulty enforcing contractual obligations;

●	fewer investor protections;

●	potentially adverse tax consequences; or

●	other economic and political risks.

If any of the foregoing risks were to materialize, they could adversely affect our results of operations and financial condition. While our investment guidelines permit investments in non-U.S. real estate assets, as of December 31, 2021, none of our loans were made to non-U.S. borrowers.

We may not have control over certain of our loans and investments.

Our ability to manage our portfolio of loans and investments may be limited by the form in which they are made. In certain situations, we may:

●	acquire investments subject to rights of senior classes, special servicers or collateral managers under intercreditor, servicing agreements or securitization documents;

●	pledge our investments as collateral for financing arrangements;

●	acquire only a minority and/or a non-controlling participation in an underlying investment;

●	co-invest with others through partnerships, joint ventures or other entities, thereby acquiring non-controlling interests; or

●	rely on independent third-party management or servicing with respect to the management of an asset.

Therefore, we may not be able to exercise control over all aspects of our loans or investments. Such financial assets may involve risks not present in investments where senior creditors, junior creditors, servicers or third parties controlling investors are not involved. Our rights to control the process following a borrower default may be subject to the rights of senior or junior creditors or servicers whose interests may not be aligned with ours. A partner or co-venturer may have financial difficulties resulting in a negative impact on such asset, may have economic or business interests or goals that are inconsistent with ours, or may be in a position to take action contrary to our investment objective. In addition, we may, in certain circumstances, be liable for the actions of our partners or co-venturers.

Our loans and investments expose us to risks associated with debt-oriented real estate investments generally.

We seek to invest primarily in debt investments in or relating to real estate-related businesses, assets or interests. Any deterioration of real estate fundamentals generally, and in the United States in particular, could negatively impact our performance, increase the default risk applicable to borrowers, and/or make it relatively more difficult for us to generate attractive risk-adjusted returns. Changes in general economic conditions will affect the creditworthiness of borrowers and/or the value of underlying real estate collateral relating to our investments and may include economic and/or market fluctuations, changes in environmental, zoning and other laws, casualty or condemnation losses, regulatory limitations on rents, decreases in property values, changes in the appeal of properties to tenants, changes in supply and demand of real estate products, fluctuations in real estate fundamentals, energy and supply shortages, various uninsured or uninsurable risks, natural disasters, changes in government regulations (such as rent control), changes in real property tax rates and operating expenses, changes in interest rates, changes in the availability of debt financing and/or mortgage funds which may render the sale or refinancing of properties difficult or impracticable, increased mortgage defaults, increases in borrowing rates, negative developments in the economy and/or real estate values generally and other factors that are beyond our control.

We cannot predict the degree to which economic conditions generally, and the conditions for real estate debt investing in particular, will improve or decline. Any declines in the performance of the U.S. and global economies or in the real estate debt markets could have a material adverse effect on our business, financial condition, and results of operations. Market conditions relating to real estate debt investments have evolved since the global financial crisis that began in 2008, which has resulted in a modification to certain loan structures and/or market terms. Any such changes in loan structures and/or market terms may make it relatively more difficult for us to monitor and evaluate our loans and investments.

We may finance first mortgage loans, which may present greater risks than if we had made first mortgages directly to owners of real estate collateral.

Our portfolio may include first mortgage loan-on-loan financings, which are loans made to holders of mortgage loans that are secured by commercial real estate. While we will have certain rights with respect to the real estate collateral underlying a first mortgage loan, the holder of the commercial real estate first mortgage loans may fail to exercise its rights with respect to a default or other adverse action relating to the underlying real estate collateral or fail to promptly notify us of such an event, which would adversely affect our ability to enforce our rights. In addition, in the event of the bankruptcy of the borrower under the first mortgage loan, we may not have full recourse to the assets of the holder of the commercial real estate loan, or the assets of the holder of the commercial real estate loan may not be sufficient to satisfy our first mortgage loan financing. Accordingly, we may face greater risks from our first mortgage loan financings than if we had made first mortgage loans directly to owners of real estate collateral.

Loans on properties in transition will involve a greater risk of loss than conventional mortgage loans.

We may invest in transitional loans to borrowers who are typically seeking short-term capital to be used in an acquisition or rehabilitation of a property. The typical borrower under a transitional loan has usually identified an undervalued asset that has been under-managed and/or is located in a recovering market. If the market in which the asset is located fails to improve according to the borrower’s projections, or if the borrower fails to improve the quality of the asset’s management and/or the value of the asset, the borrower may not receive a sufficient return on the asset to satisfy the transitional loan, and we bear the risk that we may not recover some or all of our investment.

In addition, borrowers usually use the proceeds of a conventional mortgage to repay a transitional loan. Transitional loans therefore are subject to risks of a borrower’s inability to obtain permanent financing to repay the transitional loan. In the event of any default under transitional loans that may be held by us, we bear the risk of loss of principal and non-payment of interest and fees to the extent of any deficiency between the value of the mortgage collateral and the principal amount and unpaid interest of the transitional loan. To the extent we suffer such losses with respect to these transitional loans, it could adversely affect our results of operations and financial condition.

Our loans may be risky, and we could lose all or part of our loans.

The debt that we invest in is typically not initially rated by any rating agency, but we believe that if such loans were rated, they would generally be below investment grade (rated lower than “Baa3” by Moody’s Investors Service, lower than “BBB-” by Fitch Ratings or lower than “BBB-” by Standard & Poor’s Ratings Services), which under the guidelines established by these entities is an indication of having predominantly speculative characteristics with respect to the borrower’s capacity to pay interest and repay principal. Therefore, certain of our loans may result in an above average amount of risk and volatility or loss of principal. While the loans we invest in are often secured, such security does not guarantee that we will receive principal and interest payments according to the terms of the loan, or that the value of any collateral will be sufficient to allow us to recover all or a portion of the outstanding amount of such loan should we be forced to enforce our remedies.

Any distressed loans or investments we make, or loans and investments that later become distressed, may subject us to losses and other risks relating to bankruptcy proceedings.

Our loans and investments may include making distressed investments from time to time (e.g., investments in defaulted, out-of-favor or distressed bank loans and debt securities) or may involve investments that become “non-performing” following our acquisition thereof. Certain of our investments may include properties that typically are highly leveraged, with significant burdens on cash flow and, therefore, involve a high degree of financial risk. During an economic downturn or recession, loans or securities of financially or operationally troubled borrowers or issuers are more likely to go into default than loans or securities of other borrowers or issuers. Loans or securities of financially or operationally troubled issuers are less liquid and more volatile than loans or securities of borrowers or issuers not experiencing such difficulties. The market prices of such securities are subject to erratic and abrupt market movements and the spread between bid and asked prices may be greater than normally expected. Investment in the loans or securities of financially or operationally troubled borrowers or issuers involves a high degree of credit and market risk.

In certain limited cases (e.g., in connection with a workout, restructuring and/or foreclosing proceedings involving one or more of our investments), the success of our investment strategy with respect thereto will depend, in part, on our ability to effectuate loan modifications and/or restructure and improve the operations of the borrower entities. The activity of identifying and implementing successful restructuring programs and operating improvements entails a high degree of uncertainty. There can be no assurance that we will be able to identify and implement successful restructuring programs and improvements with respect to any distressed loans or investments we may have from time to time.

These financial difficulties may not be overcome and may cause borrower entities to become subject to bankruptcy or other similar administrative proceedings. There is a possibility that we may incur substantial or total losses on our loans and investments and, in certain circumstances, become subject to certain additional potential liabilities that may exceed the value of our original investment therein. For example, under certain circumstances, a lender that has inappropriately exercised control over the management and policies of a debtor may have its claims subordinated or disallowed or may be found liable for damages suffered by parties as a result of such actions. In any reorganization or liquidation proceeding relating to our investments, we may lose our entire investment, may be required to accept cash or securities with a value less than our original investment and/or may be required to accept different terms, including payment over an extended period of time. In addition, under certain circumstances, payments to us may be reclaimed if any such payment or distribution is later determined to have been a fraudulent conveyance, preferential payment, or similar transaction under applicable bankruptcy and insolvency laws. Furthermore, bankruptcy laws and similar laws applicable to administrative proceedings may delay our ability to realize on collateral for loan positions held by us, may adversely affect the economic terms and priority of such loans through doctrines such as equitable subordination or may result in a restructuring of the debt through principles such as the “cramdown” provisions of the bankruptcy laws.

Construction loans involve an increased risk of loss.

We may invest in construction loans. If we fail to fund our entire commitment on a construction loan or if a borrower otherwise fails to complete the construction of a project, there could be adverse consequences associated with the loan, including, but not limited to, a loss of the value of the property securing the loan, especially if the borrower is unable to raise funds to complete it from other sources; a borrower’s claim against us for failure to perform under the loan documents; increased costs to the borrower that the borrower is unable to pay; a bankruptcy filing by the borrower; and abandonment by the borrower of the collateral for the loan.

Investments in construction loans require us to make estimates about the fair value of land improvements that may be challenged by the Internal Revenue Service.

We may invest in construction loans, the interest from which would be qualifying income for purposes of the gross income tests applicable to REITs, provided that the loan value of the real property securing the construction loan was equal to or greater than the highest outstanding principal amount of the construction loan during any taxable year. For purposes of construction loans, the loan value of the real property is generally the fair value of the land plus the reasonably estimated cost of the improvements or developments (other than personal property) that secure the loan and that are to be constructed from the proceeds of the loan. There can be no assurance that the Internal Revenue Service (“IRS”) would not challenge our estimates of the loan values of the real property.

We may in the future enter into credit agreements with borrowers that may permit them to incur debt that ranks equally with, or senior to, the loans we extend to such companies under such credit agreements.

As of December 31, 2021, all but one of our borrowers were restricted from incurring any debt that ranks equally with, or senior to, our loans. We have invested in one position with a principal balance of approximately $19.3 million that is subordinated to other indebtedness of the borrowers, which comprises 6.9% of our total assets. Although our intended investment strategy is to construct a portfolio of loans secured with first priority liens on certain assets of our borrowers, we may in the future enter into credit agreements that rank equally with, or are subordinated to, other debt of our borrowers or that otherwise permit our borrowers to incur other debt that ranks equally with, or senior to, our loans under such credit agreements. In such case, such instruments may, by their terms, provide that the holders of such other debt are entitled to receive payment of interest or principal on or before the dates on which we are entitled to receive payments in respect of our loans. These instruments may prohibit borrowers from paying interest on or repaying our loans in the event and during the continuance of a default under such instrument or upon the occurrence of other specified events. In certain cases, we may, and may continue to, obtain unsecured guarantees from the parent entities or subsidiaries of our borrowers in addition to the collateral provided by such borrowers and such guarantees may be effectively subordinated to any secured debt of any such entities and/or structurally subordinated to any debt of such subsidiaries. Also, in the event of insolvency, liquidation, dissolution, reorganization or bankruptcy of a borrower, holders of securities ranking senior to our loan to that borrower, if any, typically are entitled to receive payment in full before we can receive any distribution in respect of our loan. After repaying such holders, the borrower may not have any remaining assets to use for repaying its obligation to us. In the case of securities or other debt ranking equally with our loans, we would have to share on an equal basis any distributions with other security holders in the event of an insolvency, liquidation, dissolution, reorganization or bankruptcy of the relevant borrower.

Some of our borrowers may be highly leveraged.

Some of our borrowers may be highly leveraged, which may have adverse consequences to these companies and to us as a creditor. These companies may be subject to restrictive financial and operating covenants and the leverage may impair these companies’ ability to finance their future operations and capital needs. As a result, these companies’ flexibility to respond to changing business and economic conditions and to take advantage of business opportunities may be limited. Further, a leveraged company’s income and net assets will tend to increase or decrease at a greater rate than if borrowed money were not used.

There may be circumstances in which our loans could be subordinated to claims of other creditors, or we could be subject to lender liability claims.

If one of our borrowers were to go bankrupt, depending on the facts and circumstances, a bankruptcy court might re-characterize our loan and subordinate all or a portion of our claim to that of other creditors. In addition, we could be subject to lender liability claims if we are deemed to be too involved in a borrower’s business or exercise control over such borrower. For example, we could become subject to a lender’s liability claim if, among other things, we actually render significant managerial assistance to a borrower to which we have provided a loan.

As a debt investor, we are often not in a position to exert influence on borrowers, and the stockholders and management of such companies may make decisions with which we disagree and/or that could decrease the value of loans to such borrower.

As a debt investor, we are subject to the risk that a borrower may make business decisions with which we disagree, and the stockholders and management of such company may take risks or otherwise act in ways that do not serve our interests. As a result, or due to other factors, a borrower may make decisions that could decrease the value of our loan to such borrower.

Due to our borrowers’ involvement in the regulated cannabis industry, we currently do not have any insurance coverage. We and our borrowers have, and may continue to have, a difficult time obtaining or maintaining the various insurance policies that are desired to operate our business, which may expose us to additional risk and financial liabilities.

Insurance that is otherwise readily available, such as workers’ compensation, general liability, title insurance and directors’ and officers’ insurance, is more difficult for us and our borrowers to find and more expensive, because of our borrowers’ involvement in the regulated cannabis industry. We currently do not have any insurance coverage. There are no guarantees that we or our borrowers will be able to find insurance now or in the future, or that such insurance will be available on economically viable terms. As a result, this may prevent us from entering into certain business sectors, may inhibit our growth, may expose us to additional risk and financial liabilities and, in the case of an uninsured loss, may result in the loss of anticipated cash flow or the value of our loan.

We do not currently have catastrophic insurance policies.

There are certain types of losses, generally of a catastrophic nature, such as earthquakes, floods, hurricanes, terrorism or acts of war, which may be uninsurable or not economically insurable. Inflation, changes in building codes and ordinances, environmental considerations and other factors, including terrorism or acts of war, also might result in insurance proceeds insufficient to repair or replace an asset if it is damaged or destroyed. We do not currently have insurance policies to protect us from the type of losses described above or restore our economic position with respect to any of our loans. Any uninsured loss could result in the loss of anticipated cash flow from, and the asset value of, the affected asset and the value of our loan related to such asset. In addition, we do not currently carry directors’ and officers’ insurance.

Subject to the approval of our Manager, our Board (which must include a majority of our independent directors) may change our investment strategies or guidelines, financing strategies or leverage policies without the consent of our stockholders.

Subject to the approval of our Manager, our Board (which must include a majority of our independent directors) may change our investment strategies or guidelines, financing strategies or leverage policies with respect to loans, originations, acquisitions, growth, operations, indebtedness, capitalization and distributions at any time without the consent of our stockholders, which could result in a loan portfolio with a different risk profile than that of our existing portfolio or of a portfolio comprised of our target loans. A change in our investment strategy may increase our exposure to interest rate risk, default risk and real estate market and cannabis industry fluctuations. Furthermore, a change in our asset allocation could result in our making loans in asset categories different from those described in this annual report on Form 10-K. These changes could adversely affect our financial condition, results of operations, the market price of our equity and our ability to make distributions to our stockholders.

To the extent OID and PIK-interest constitute a portion of our income, we are exposed to typical risks associated with such income being required to be included in taxable and accounting income prior to receipt of cash representing such income.

Our investments include original-issue-discount instruments and contractual PIK-interest arrangements. To the extent OID or PIK-interest constitutes a portion of our income, we are exposed to typical risks associated with such income being required to be included in taxable and accounting income prior to receipt of cash, including the following:

●	The higher interest rates of OID and PIK instruments reflect the payment deferral, which results in a higher principal amount at the maturity of the instrument as compared to the original principal amount of the instrument, and increased credit risk associated with these instruments, and OID and PIK instruments generally represent a significantly higher credit risk than coupon loans.

●	Even if the accounting conditions for income accrual are met, the borrower could still default when our actual collection is supposed to occur at the maturity of the obligation.

●	OID and PIK instruments may have unreliable valuations because their continuing accruals require continuing judgments about the collectability of the deferred payments and the value of any associated collateral. OID and PIK-income may also create uncertainty about the source of our cash distributions.

●	To the extent we provide loans with interest-only payments or moderate loan amortization, the majority of the principal payment or amortization of principal may be deferred until loan maturity. Because this debt generally allows the borrower to make a large lump-sum payment of principal at the end of the loan term, there is a risk of loss if the borrower is unable to pay the lump sum or refinance the amount owed at maturity.

●	For accounting purposes, any cash distributions to stockholders representing OID and PIK-income are not treated as coming from paid-in capital, even though the cash to pay them comes from the offering proceeds.

●	In certain cases, we may recognize taxable income before or without receiving corresponding cash payments and, as a result, we may have difficulty meeting the annual distribution requirement necessary to maintain our tax treatment as a REIT.

We may pay our Manager an incentive fee on certain investments that include a deferred interest feature.

We underwrite our loans to generally include an end-of-term payment, a PIK interest payment and/or OID. Our end-of-term payments are contractual and fixed interest payments due at the maturity date of the loan, including upon prepayment, and are generally a fixed percentage of the original principal balance of the loan. The portion of our end-of-term payments which equal the difference between our yield-to-maturity and the stated interest rate on the loan are recognized as non-cash income or OID until they are paid.

We may have difficulty paying our required distributions under applicable tax rules if we recognize income before or without receiving cash representing such income.

For U.S. federal income tax purposes, we may be required to include in income certain amounts before our receipt of the cash attributable to such amounts, such as OID or PIK interest, which represents contractual interest added to the loan balance and due at the end of the loan term. For example, such OID or increases in loan balances as a result of PIK interest will be included in income before we receive any corresponding cash payments. Also, we may be required to include in income other amounts that we will not receive in cash, including, for example, non-cash income from PIK securities, deferred payment securities and hedging and foreign currency transactions. In addition, we intend to seek debt investments in the secondary market that represent attractive risk-adjusted returns, taking into account both stated interest rates and current market discounts to par value. Such market discount may be included in income before we receive any corresponding cash payments.

Since we may recognize income before or without receiving cash representing such income, we may have difficulty meeting the U.S. federal income tax requirement to distribute generally an amount equal to at least 90% of our REIT taxable income to maintain our status as a REIT. Accordingly, we may have to sell some of our investments at times we would not consider advantageous, raise additional debt or equity capital or reduce new investment originations to meet these distribution requirements. If we are not able to obtain cash from other sources, we may fail to qualify as a REIT and thus be subject to additional corporate-level taxes. However, in order to satisfy the Annual Distribution Requirement for a REIT, we may, but have no current intention to, declare a large portion of a dividend in shares of our common stock instead of in cash. As long as a portion of such dividend is paid in cash (which portion may be as low as 20% of such dividend) and certain requirements are met, the entire distribution will be treated as a dividend for U.S. federal income tax purposes.

We may expose ourselves to risks associated with the inclusion of non-cash income prior to receipt of cash.

To the extent we invest in OID instruments, including PIK loans and zero coupon bonds, investors will be exposed to the risks associated with the inclusion of such non-cash income in taxable and accounting income prior to receipt of cash.

The deferred nature of payments on PIK loans creates specific risks. Interest payments deferred on a PIK loan are subject to the risk that the borrower may default when the deferred payments are due in cash at the maturity of the loan. Since the payment of PIK income does not result in cash payments to us, we may also have to sell some of our investments at times we would not consider advantageous, raise additional debt or equity capital or reduce new investment originations (and thus hold higher cash or cash equivalent balances, which could reduce returns) to pay our expenses or make distributions to stockholders in the ordinary course of business, even if such loans do not default. An election to defer PIK interest payments by adding them to principal increases our gross assets and, thus, increases future base management fees to the Manager. The deferral of interest on a PIK loan increases its loan-to-value ratio, which is a measure of the riskiness of a loan.

More generally, market prices of OID instruments are more volatile because they are impacted to a greater extent by interest rate changes than instruments that pay interest periodically in cash.

Additionally, we will be required under the tax laws to make distributions of non-cash income to stockholders without receiving any cash. Such required cash distributions may have to be paid from the sale of our assets without investors being given any notice of this fact. The required recognition of non-cash income, including PIK and OID interest, for U.S. federal income tax purposes may have a negative impact on liquidity because it represents a non-cash component of our taxable income that must, nevertheless, be distributed to investors to avoid us being subject to corporate level taxation.

Changes in laws or regulations governing our operations, including laws and regulations governing cannabis and REITs, changes in the interpretation thereof or newly enacted laws or regulations and any failure by us to comply with these laws or regulations, could require changes to certain of our business practices, negatively impact our operations, cash flow or financial condition, impose additional costs on us or otherwise adversely affect our business.

We are subject to laws and regulations at the local, state and federal levels, including laws and regulations governing cannabis and REITs by state and federal governments. These laws and regulations, as well as their interpretation, may change from time to time, and new laws and regulations may be enacted. We cannot predict the nature and timing of future laws, regulations, interpretations or applications, or their potential effect. However, any change in these laws or regulations, changes in their interpretation, or newly enacted laws or regulations and any failure by us to comply with current or new laws or regulations or such changes thereto, could require changes to certain of our business practices, negatively impact our operations, cash flow or financial condition, impose additional costs on us or otherwise adversely affect our business.

We may not be able to obtain or maintain required licenses and authorizations to conduct our business and may fail to comply with various state and federal laws and regulations applicable to our business.

In general, lending is a highly regulated industry in the United States and we are required to comply with, among other statutes and regulations, certain provisions of the Equal Credit Opportunity Act of 1974 (the “Equal Credit Opportunity Act”) that are applicable to commercial loans, the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the “USA Patriot Act”), regulations promulgated by the Office of Foreign Assets Control, various laws, rules and regulations related to the cannabis industry and U.S. federal and state securities laws and regulations. In addition, certain states have adopted laws or regulations that may, among other requirements, require licensing of lenders and financiers, prescribe disclosures of certain contractual terms, impose limitations on interest rates and other charges, and limit or prohibit certain collection practices and creditor remedies.

There is no guarantee that we will be able to obtain, maintain or renew any required licenses or authorizations to conduct our business or that we would not experience significant delays in obtaining these licenses and authorizations. As a result, we could be delayed in conducting certain business if we were first required to obtain certain licenses or authorizations or if renewals thereof were delayed. Furthermore, once licenses are issued and authorizations are obtained, we are required to comply with various information reporting and other regulatory requirements to maintain those licenses and authorizations, and there is no assurance that we will be able to satisfy those requirements or other regulatory requirements applicable to our business on an ongoing basis, which may restrict our business and could expose us to penalties or other claims.

Any failure to obtain, maintain or renew required licenses and authorizations or failure to comply with regulatory requirements that are applicable to our business could result in material fines and disruption to our business and could have a material adverse effect on our business, financial condition, operating results and our ability to make distributions to our stockholders.

The current outbreak of COVID-19, or the future outbreak of any other highly infectious or contagious diseases, could materially and adversely impact or cause disruption to our borrowers and their operations, and in turn our ability to continue to execute our business plan.

A novel strain of COVID-19 spread globally in 2020, including to every state in the United States. The outbreak of COVID-19 has severely impacted global economic activity and caused significant volatility and negative pressure in financial markets. The global impact of the outbreak has been rapidly evolving, and many countries, including the United States, have reacted by instituting quarantines, mandating business and school closures and restricting travel. As a result, the COVID-19 pandemic is negatively impacting almost every industry directly or indirectly, including the regulated cannabis industry. Although some of these measures have been lifted or scaled back, a recent resurgence of COVID-19 in certain parts of the world has resulted in the re-imposition of certain restrictions and may lead to more restrictions to reduce the spread of COVID-19. COVID-19 (or a future pandemic) could have material and adverse effects on our borrowers and their operations, as well as on our performance, financial condition, results of operations and cash flows due to, among other factors:

●	a complete or partial closure of, or other operational issues at, one or more of our borrowers’ locations resulting from government or such company’s actions;

●	the temporary inability of consumers and patients to purchase our borrowers’ cannabis products due to a number of factors, including, but not limited to, illness, dispensary closures or limitations on operations, quarantine, financial hardship, and “stay at home” orders;

●	difficulty accessing equity and debt capital on attractive terms, or at all, and a severe disruption and instability in the global financial markets or deteriorations in credit and financing conditions may affect our access to capital necessary to fund business operations and our borrowers’ ability to fund their business operations and meet their obligations to us;

●	workforce disruptions for our borrowers, as a result of infections, quarantines, “stay at home” orders or other factors, could result in a material reduction in our borrowers’ cannabis cultivation, manufacturing, distribution and/or sales capacity;

●	because of the federal regulatory uncertainty relating to the regulated cannabis industry, our borrowers have not been, and in the future likely will not be eligible, for financial relief available to other businesses;

●	restrictions on public events for the regulated cannabis industry limit the opportunity for our borrowers to market and sell their products and promote their brands;

●	delays in construction at the properties of our borrowers may adversely impact their ability to commence operations and generate revenues from projects;

●	a general decline in business activity in the regulated cannabis industry would adversely affect our ability to grow our portfolio of loans to companies in the cannabis industry; and

●	the potential negative impact on the health of our personnel, particularly if a significant number of them are impacted, would result in a deterioration in our ability to ensure business continuity during a disruption.

The extent to which COVID-19 impacts our operations and those of our borrowers will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the outbreak, the actions taken to contain the outbreak or mitigate its impact, and the direct and indirect economic effects of the outbreak and containment measures, among others. COVID-19 presents material uncertainty and risk with respect to our performance, financial condition, results of operations and cash flows.

Risks Related to the Cannabis Industry and Related Regulations

Cannabis remains illegal under federal law, and therefore, strict enforcement of federal laws regarding cannabis would likely result in our inability to execute our business plan.

Cannabis, other than hemp, is a Schedule I controlled substance under the CSA. Even in states or territories that have legalized cannabis to some extent, the cultivation, possession and sale of cannabis all remain violations of federal law that are punishable by imprisonment, substantial fines and forfeiture. Moreover, individuals and entities may violate federal law if they aid and abet another in violating these federal controlled substance laws, or conspire with another to violate them, and violating the federal cannabis laws is a predicate for certain other crimes under the anti-money laundering laws or The Racketeer Influenced and Corrupt Organizations Act. Monitoring our compliance with these laws is a critical component of our business. The U.S. Supreme Court has ruled that the federal government has the authority to regulate and criminalize the sale, possession and use of cannabis, even for individual medical purposes, regardless of whether it is legal under state law.

For several years, the U.S. government has not enforced those laws against cannabis companies complying with state law and their vendors. We would likely be unable to execute our business plan if the federal government were to reverse its long-standing hands-off approach to the state legal cannabis markets, described below, and start strictly enforcing federal law regarding cannabis.

On January 4, 2018, then acting U.S. Attorney General Jeff Sessions issued a memorandum for all U.S. Attorneys (the “Sessions Memo”) rescinding certain past DOJ memoranda on cannabis law enforcement, including the Memorandum by former Deputy Attorney General James Michael Cole (the “Cole Memo”) issued on August 29, 2013, under President Obama’s administration. Describing the criminal enforcement of federal cannabis prohibitions against those complying with state cannabis regulatory systems as an inefficient use of federal investigative and prosecutorial resources, the Cole Memo gave federal prosecutors discretion not to prosecute against state law compliant cannabis companies in states that were regulating cannabis to avoid violating eight federal priorities such as avoiding youth usage. The Sessions Memo, which remains in effect, states that each U.S. Attorney’s Office should follow established principles that govern all federal prosecutions when deciding which cannabis activities to prosecute. As a result, federal prosecutors could and still can use their prosecutorial discretion to decide to prosecute even state-legal cannabis activities. Since the Sessions Memo was issued over three years ago, however, U.S. Attorneys have not prosecuted state law compliant entities.

Former Attorney General William Barr testified in his confirmation hearing on January 15, 2019, that he would not upset “settled expectations,” “investments,” or other “reliance interest[s]” arising as a result of the Cole Memo, and that he does not intend to use federal resources to enforce federal cannabis laws in states that have legalized cannabis “to the extent people are complying with the state laws.” He stated: “My approach to this would be not to upset settled expectations and the reliance interest that have arisen as a result of the Cole Memorandum and investments have been made and so there has been reliance on it, so I don’t think it’s appropriate to upset those interests.” He also implied that the CSA’s prohibitions of cannabis may be null in states that have legalized cannabis: “[T]he current situation … is almost like a back door nullification of federal law.” Industry observers generally have not interpreted Attorney General Barr’s comments to suggest that the DOJ would proceed with cases against participants who entered the state-legal industry after the Cole Memo had been rescinded.

President Biden, at the time he won the Democratic Party nomination for President, affirmed that his administration would seek to “[d]ecriminalize marijuana use and legalize marijuana for medical purposes at the federal level”; “allow states to make their own decisions about legalizing recreational use”; and “automatically expunge all past marijuana convictions for use and possession.” While his promise to decriminalize marijuana likely would mean that the federal government would not criminally enforce the Schedule II status against state legal entities, the implications are not entirely clear. Although the U.S. Attorney General could order federal prosecutors not to interfere with cannabis businesses operating in compliance with states’ laws, the President alone cannot legalize medical cannabis, and as states have demonstrated, legalizing medical cannabis can take many different forms. While rescheduling cannabis to CSA Schedule II would ease certain research restrictions, it would not make the state medical or adult use programs federally legal. Additionally, President Biden has not appointed any known proponents of cannabis legalization to the Office of National Drug Control Policy transition team. Furthermore, while industry observers are hopeful that changes in Congress, along with a Biden presidency, will increase the chances of banking reform, such as the SAFE Banking Act, we cannot provide assurances that a bill legalizing cannabis would be approved by Congress.

Federal prosecutors have significant discretion, and no assurance can be given that the federal prosecutor in each judicial district where we make a loan will not choose to strictly enforce the federal laws governing cannabis manufacturing or distribution. Any change in the federal government’s enforcement posture with respect to state-licensed cultivation of cannabis, including the enforcement postures of individual federal prosecutors in judicial districts where we make our loans, would result in our inability to execute our business plan, and we would likely suffer significant losses with respect to our loans to cannabis industry participants in the United States, which would adversely affect our operations, cash flow and financial condition.

We believe that the basis for the federal government’s perceived détente with the cannabis industry extends beyond the strong public sentiment and ongoing prosecutorial discretion. Since 2014, versions of the U.S. omnibus spending bill have included a provision prohibiting the DOJ, which includes the Drug Enforcement Administration, from using appropriated funds to prevent states from implementing their medical-use cannabis laws. In USA vs. McIntosh, the U.S. Court of Appeals for the Ninth Circuit held that the provision prohibits the DOJ from spending funds to prosecute individuals who engage in conduct permitted by state medical-use cannabis laws and who strictly comply with such laws. The court noted that, if the provision were not continued, prosecutors could enforce against conduct occurring during the statute of limitations even while the provision were previously in force. Other courts that have considered the issue have ruled similarly, although courts disagree about which party bears the burden of proof of showing compliance or noncompliance with state law.

Our loans do not prohibit our borrowers from engaging in the cannabis business for adult-use that is permissible under state and local laws. Consequently, certain of our borrowers currently (and may in the future) cultivate adult-use cannabis with the proceeds of our loans, if permitted by such state and local laws now or in the future. This could subject our borrowers to greater and/or different federal legal and other risks as compared to businesses where cannabis is cultivated exclusively for medical use, which could materially adversely affect our business.

Our ability to grow our business depends on current state laws pertaining to the cannabis industry. New laws that are adverse to our borrowers may be enacted at the federal or state level, and current favorable state or national laws or enforcement guidelines relating to cultivation, production and distribution of cannabis may be modified or eliminated in the future, which would impede our ability to grow our business under our current business plan and could materially adversely affect our business.

Continued development of the cannabis industry depends upon continued legislative authorization of cannabis at the state level, along with no significant adverse regulatory efforts at the federal level. The status quo of, or progress in, the regulated cannabis industry, while encouraging, is not assured and any number of factors could slow or halt further progress in this area. While there may be ample public support for legislative action permitting the manufacture and use of cannabis, numerous factors impact and can delay the legislative and regulatory processes. For example, many states that legalized medical-use and/or adult-use cannabis have seen significant delays in the drafting and implementation of industry regulations and issuance of licenses. In addition, burdensome regulations at the state level could slow or stop further development of the medical-use and/or adult-use cannabis industry, such as limiting the medical conditions for which medical-use cannabis can be recommended, restricting the form in which medical-use or adult-use cannabis can be consumed, or imposing significant taxes on the growth, processing and/or retail sales of cannabis, each of which could have the impact of dampening growth of the cannabis industry and making it difficult for cannabis businesses, including our borrowers, to operate profitably in those states. Any one of these factors could slow or halt additional legislative authorization of cannabis, which could harm our business prospects.

FDA regulation of cannabis could negatively affect the cannabis industry, which would directly affect our financial condition.

Should the federal government legalize cannabis for adult-use and/or medical-use, it is possible that the U.S. Food and Drug Administration (the “FDA”), would seek to regulate it under the Food, Drug and Cosmetics Act of 1938. Indeed, after the U.S. government removed hemp and its extracts from the CSA as part of the Agriculture Improvement Act of 2008, then FDA Commissioner Scott Gottlieb issued a statement reminding the public of the FDA’s continued authority “to regulate products containing cannabis or cannabis-derived compounds under the Federal Food, Drug and Cosmetic Act (the “FD&C Act”) and section 351 of the Public Health Service Act.” He also reminded the public that “it’s unlawful under the FD&C Act to introduce food containing added cannabidiol (“CBD”) or tetrahydrocannabinol (“THC”) into interstate commerce, or to market CBD or THC products, as, or in, dietary supplements, regardless of whether the substances are hemp-derived,” and regardless of whether health claims are made, because CBD and THC entered the FDA testing pipeline as the subject of public substantial clinical investigations for GW Pharmaceuticals’ Sativex (THC and CBD) and Epidiolex (CBD). The memo added that, prior to introduction into interstate commerce, any cannabis product, whether derived from hemp or otherwise, marketed with a disease claim (e.g., therapeutic benefit, disease prevention, etc.) must first be approved by the FDA for its intended use through one of the drug approval pathways. Notably, the FDA can look beyond the product’s express claims to find that a product is a “drug.” The definition of “drug” under the FDCA includes, in relevant part, “articles intended for use in the diagnosis, cure, mitigation, treatment, or prevention of disease in man or other animals” as well as “articles intended for use as a component of [a drug as defined in the other sections of the definition].” 21 U.S.C. § 321(g)(1). In determining “intended use,” the FDA has traditionally looked beyond a product’s label to statements made on websites, on social media, or orally by the company’s representatives.

While the FDA has not yet enforced against the cannabis industry, it has sent numerous warning letters to sellers of CBD products making health claims. The FDA could turn its attention to the cannabis industry. In addition to requiring FDA approval of cannabis products marketed as drugs, the FDA could issue rules and regulations including certified good manufacturing practices related to the growth, cultivation, harvesting and processing of cannabis. It is also possible that the FDA would require that facilities where cannabis is grown register with the FDA and comply with certain federally prescribed regulations. Cannabis facilities are currently regulated by state and local governments. In the event that some or all of these federal enforcement and regulations are imposed, we do not know what the impact would be on the cannabis industry, including what costs, requirements and possible prohibitions may be enforced. If we or our borrowers are unable to comply with the regulations or registration as prescribed by the FDA, we and/or our borrowers may be unable to continue to operate our and their business in its current form or at all.

We and our borrowers may have difficulty accessing the service of banks and other financial institutions, and we may be limited in our ability to provide debt to participants in the cannabis industry, which could materially and adversely affect our business, financial condition, liquidity and results of operations.

Certain financial transactions involving proceeds from the trafficking of cannabis can form a basis for prosecution under the federal money laundering statutes, unlicensed money transmitter statute and the Bank Secrecy Act. Previous guidance issued by the Financial Crimes Enforcement Network, a division of the U.S. Department of the Treasury, clarified how financial institutions can provide services to cannabis-related businesses consistent with their obligations under the Bank Secrecy Act. While the federal government has not initiated financial crimes prosecutions against state-law compliant cannabis companies or their vendors, the government theoretically could, at least against companies in the adult-use markets. The continued uncertainty surrounding financial transactions related to cannabis activities may result in financial institutions discontinuing services to the cannabis industry or limit our ability to provide loans to the cannabis industry.

Consequently, those businesses involved in the regulated cannabis industry continue to encounter difficulty establishing banking relationships, which could increase over time. Our inability to maintain our current bank accounts or service our lending relationships would make it difficult for us to operate our business, increase our operating costs, and pose additional operational, logistical and security challenges and could result in our inability to implement our business plan.

The terms of our loans require that our borrowers make payments on such loans via check, ACH, or wire transfer. Only a small percentage of financial institutions in the United States currently provide banking services to licensed companies operating in the cannabis industry. The inability of our current and potential borrowers to open accounts and continue using the services of banks will limit their ability to enter into debt arrangements with us or may result in their default under our debt agreements, either of which could materially harm our business, operations, cash flow and financial condition.

Laws and regulations affecting the regulated cannabis industry are continually changing, which could materially adversely affect our proposed operations, and we cannot predict the impact that future regulations may have on us.

Local, state and federal cannabis laws and regulations have been evolving rapidly and are subject to varied interpretations, which could require us to incur substantial costs associated with compliance or alter our business plan and could negatively impact our borrowers or prospective borrowers, which in turn could negatively impact our business. It is also possible that regulations may be enacted in the future that will be directly applicable to our proposed business. We can know neither the nature of any future laws, regulations, interpretations or applications nor the effect additional governmental regulations or administrative policies and procedures, when and if promulgated, could have on our business. For example, if cannabis is no longer illegal under federal law, we may experience a significant increase in competition. Accordingly, any change in these laws or regulations, changes in their interpretation, or newly enacted laws or regulations and any failure by us to comply with these laws or regulations, could require changes to certain of our business practices, negatively impact our operations, cash flow or financial condition, impose additional costs on us or otherwise adversely affect our business.

Applicable state laws may prevent us from maximizing our potential income.

Depending on the state, and the laws of that particular state, we may not be able to fully realize our potential to generate profit. For example, some states have residency requirements for those directly involved in the cannabis industry, which may impede our ability to contract with cannabis businesses in those states. Furthermore, cities and counties are being given broad discretion to ban certain cannabis activities. Even if these activities are legal under state law, specific cities and counties may ban them.

Loans to cannabis businesses may be forfeited to the federal government.

Any assets used in conjunction with the violation of federal law are potentially subject to federal forfeiture, even in states that have legalized cannabis. In July 2017, the DOJ issued a new policy directive regarding asset forfeiture, referred to as the “equitable sharing program.” This policy directive represents a reversal of DOJ’s policy under President Obama’s administration, and allows for forfeitures to proceed that are not in accord with the limitations imposed by state-specific forfeiture laws. This policy directive could lead to increased use of asset forfeitures by local, state and federal enforcement agencies. If the federal government decides to initiate forfeiture proceedings against cannabis businesses, such as the cannabis facilities that are owned or utilized by our borrowers, our loans to our borrowers would likely be materially and adversely affected.

We may have difficulty accessing bankruptcy courts.

Because cannabis is illegal under federal law, federal bankruptcy protection is currently not available to parties who engage in the cannabis industry or cannabis-related businesses. Recent bankruptcy rulings have denied bankruptcies for dispensaries upon the justification that businesses cannot violate federal law and then claim the benefits of federal bankruptcy for the same activity and upon the justification that courts cannot ask a bankruptcy trustee to take possession of, and distribute cannabis assets as such action would violate the CSA. Therefore, we may not be able to seek the protection of the bankruptcy courts, and this could materially affect our business or our ability to obtain credit.

The loans we make may include Canadian entities within their corporate structure that have the ability to seek insolvency protections in Canada, which could materially and adversely affect our business.

The loans that we make may include U.S.-based companies operating in the cannabis industry with at least one Canadian entity within their corporate structure for the purpose of listing on the CSE. In May 2020, a U.S.-based cannabis company that is listed on the CSE filed for, and was granted, insolvency protection under the Companies’ Creditors Arrangement Act pursuant to Canadian law. If the applicable borrower obtains bankruptcy protections in Canada, it could restrict our ability, or create additional costs or delays involved in our efforts, to foreclose on the collateral, which will reduce the net proceeds realized and, thus, increase the potential for loss.

We may make loans that are secured by properties that are, and will be, subject to extensive regulations, such that if such collateral was foreclosed upon those regulations may result in significant costs and materially and adversely affect our business, financial condition, liquidity and results of operations.

We may make loans that are secured by properties that are, and will be, subject to various local laws and regulatory requirements, and we would be subject to such requirements if such collateral was foreclosed upon. Local property regulations may restrict the use of collateral or our ability to foreclose on the collateral. Among other things, these restrictions may relate to cultivation of cannabis, the use of water and the discharge of wastewater, fire and safety, seismic conditions, asbestos-cleanup or hazardous material abatement requirements. Due to current statutory prohibitions and exchange listing standards, we will not own any real estate used in cannabis-related operations. While our loan agreements and related mortgages provide for foreclosure remedies, receivership remedies and/or other remedies that would allow us to cause the sale or other realization of real property collateral, the regulatory requirements and statutory prohibitions related to real property used in cannabis-related operations may cause significant delays or difficulties in realizing upon the expected value of such real property collateral. We make no assurance that existing regulatory policies will not materially and adversely affect the value of such collateral, or that additional regulations will not be adopted that would increase such potential material adverse effect. The negative affect on such collateral could have a material adverse effect on our business, financial condition, liquidity and results of operations.

If we foreclose on properties securing our loans, we may have difficulty selling the properties due to the nature of specialized industrial cultivation/processing cannabis properties and the potentially limited number of high-quality operators for such properties, as well as for retail/dispensary cannabis properties.

Specialized industrial cultivation/processing cannabis properties are highly specialized and require substantial investment to make them suitable for such uses. In addition, there may be a limited number of high-quality operators of specialized industrial cultivation/processing and retail/dispensary cannabis properties or a limited number of operators in a particular market that have completed the state-licensing process. As a result, if we foreclose on properties securing our loans, we may have difficulty selling such properties and may be forced to sell a property to a lower quality operator. To the extent there is a change in law or we are unable to find a suitable cannabis operator, we may be forced to sell a property at a loss to a party outside of the cannabis industry. Any of the foregoing could materially and adversely affect the value of our assets and our results of operations, financial condition and ability to pay dividends to our stockholders.

Certain assets of our borrowers may not be used as collateral or transferred to us due to applicable state laws and regulations governing the cannabis industry, and such restrictions could negatively impact our profitability.

Each state that has legalized cannabis in some form has adopted its own set of laws and regulations that differ from one another. In particular, laws and regulations differ among states regarding the collateralization or transferability of cannabis-related assets, such as cannabis licenses, cannabis inventory, and ownership interests in licensed cannabis companies. Some state laws and regulations where our borrowers operate may prohibit the collateralization or transferability of certain cannabis-related assets. Other states may allow the collateralization or transferability of cannabis-related assets, but with restrictions, such as meeting certain eligibility requirements, utilization of state receiverships, and/or upon approval by the applicable regulatory authority. Prohibitions or restrictions on our ability to acquire certain cannabis-related assets securing the loans of our borrowers could have a material adverse effect on our business, financial condition, liquidity and results of operations.

Specifically, there is no limitation under state law on foreclosing on the real estate underlying the loans that we hold; however, to the extent the real estate is still being used in cannabis-related activities, we will not foreclose and take title to such real estate as doing so would violate NASDAQ listing standards. If we determine to foreclose on the real estate underlying a defaulted loan, we would have a third party collateral manager evict the tenant and have the cannabis equipment and inventory removed from such property. With respect to equipment, receivables and cash accounts, there are no limitations under state law regarding our ability to foreclose on such collateral. Foreclosing on pledged equity is subject to approval by the applicable state regulator as it would trigger a change of control, which has to be approved by the state regulator, in its discretion. Our loans are secured by liens on equity, including the equity in the entity that holds the state-issued license to cultivate, process, distribute, or retail cannabis, as the case may be, but we will not take title to such equity as doing so would violate NASDAQ listing standards. We also cannot foreclose on liens on state licenses as they are generally not transferable, nor do we have liens on cannabis inventory.

Our ability to force a sale of our real estate collateral in Arizona, California, Florida, Illinois, Michigan, Nevada, New Jersey, New York, Ohio and Pennsylvania is governed by judicial foreclosure. Under judicial foreclosure, we can enforce a judgment in foreclosure by a writ of execution. The writ directs the sheriff, clerk, special master, referee or other authorized person, as the case may be, to levy on and sell the real property, commonly at a properly noticed public auction. In Maryland, Massachusetts and West Virginia, a trustee or appointed auctioneer sells the property at a public sale.

We cannot take the position of mortgagee-in-possession as long as the property is used by a cannabis operator, but we can request that the court appoint a receiver to manage and operate the subject real property until the foreclosure proceedings are completed. The appointment of a receiver to manage the property does not render us a mortgagee-in-possession. A receiver serves as an officer of the court, appointed to preserve the value of the real property and the income from the real property during the pendency of foreclosure proceedings or trustee sales.

Equipment, receivables, and cash in deposit accounts may be collected under state Uniform Commercial Code (“UCC”). In all states, we are permitted for non-real estate collateral (e.g., equipment) to pursue a judicial action and execute on a judgment via sheriffs’ sale.

While we cannot foreclose under UCC and take title or sell equity in a licensed cannabis business, a potential purchaser of a delinquent or defaulted loan could. However, the transfer of ownership of equity in a licensed cannabis business requires state regulator approval, which can take significant time.

In addition, if a borrower defaults on a loan from us and we seek to cause a sale of the collateral, the sales of such assets may be forced upon the borrower at such point when time may be of the essence. Therefore, the assets may be made available to a limited number of potential purchasers, and particularly in limited-license states in which we focus, the sales prices may be less than the prices obtained with more time in a larger market. As a result, the sale of such collateral may not result in sufficient proceeds to repay our loan and could have a material and adverse effect on our business, financial condition, liquidity and results of operations.

Liability relating to environmental matters may impact the value of properties that we may acquire upon foreclosure of the properties securing our loans.

To the extent we foreclose on properties securing our loans, we may be subject to environmental liabilities arising from such foreclosed properties. In particular, cannabis cultivation and manufacturing facilities may present environmental concerns of which we are not currently aware. Under various federal, state and local laws, an owner or operator of real property may become liable for the costs of removal of certain hazardous substances released on its property. These laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release of such hazardous substances. Accordingly, if environmental contamination exists on properties we acquire or develop after acquisition, we could become subject to liability for the contamination.

The presence of hazardous substances may adversely affect an owner’s ability to sell real estate or borrow using real estate as collateral. To the extent that an owner of a property securing one of our loans becomes liable for removal costs, the ability of the owner to make payments to us may be reduced, which in turn may adversely affect the value of the relevant loan held by us and our ability to make distributions to our stockholders.

If we foreclose on any properties securing our loans, the presence of hazardous substances on a property may adversely affect our ability to sell the property and we may incur substantial remediation costs, thus harming our financial condition. The discovery of material environmental liabilities attached to any properties securing our loans could have a material adverse effect on our results of operations and financial condition and our ability to make distributions to our stockholders.

The market value of properties securing our loans acquired by us upon foreclosure may decrease if they cannot be used for cannabis related operations.

Properties used for cannabis operations, particularly cultivation and manufacturing facilities, are generally more valuable than if used for other purposes. If we are unable to sell a property securing our loans to a licensed cannabis company for similar use and we, therefore, must foreclose on such property, we may recover significantly less than the expected value of the foreclosed property, thereby having a material adverse effect on our business, financial condition, liquidity and results of operations.

Risks Related to Sources of Financing Our Business

Our growth depends on external sources of capital, which may not be available on favorable terms or at all.

We intend to grow by expanding our portfolio of loans, which we intend to finance primarily through newly issued equity or debt. We may not be in a position to take advantage of attractive lending opportunities for growth if we are unable, due to global or regional economic uncertainty, changes in the state or federal regulatory environment relating to our business, our own operating or financial performance or otherwise, to access capital markets on a timely basis and on favorable terms or at all. In addition, U.S. federal income tax law generally requires that a REIT distribute annually at least 90% of its REIT taxable income, without regard to the deduction for dividends paid and excluding net capital gain and certain non-cash income, and that it pay U.S. federal income tax at regular corporate rates to the extent that it annually distributes less than 100% of its taxable income. Because we intend to grow our business, this limitation may require us to raise additional equity or incur debt at a time when it may be disadvantageous to do so.

Our access to capital will depend upon a number of factors over which we have little or no control, including, but not limited to:

●	general economic or market conditions;

●	the market’s view of the quality of our assets;

●	the market’s perception of our growth potential;

●	the current regulatory environment with respect to our business; and

●	our current and potential future earnings and cash distributions.

If general economic instability or downturn leads to an inability to borrow at attractive rates or at all, our ability to obtain capital to finance our loans to borrowers could be negatively impacted. In addition, while we do not consider our Company to be engaged in the cannabis industry, banks and other financial institutions may be reluctant to enter into lending transactions with us, particularly secured lending, because we invest in companies involved in the cultivation, manufacturing and sale of cannabis.

If we are unable to obtain capital on terms and conditions that we find acceptable, we likely will have to reduce the loans we make. In addition, our ability to refinance all or any debt we may incur in the future, on acceptable terms or at all, is subject to all of the above factors, and will also be affected by our future financial position, results of operations and cash flows, which additional factors are also subject to significant uncertainties, and therefore we may be unable to refinance any debt we may incur in the future, as it matures, on acceptable terms or at all. All of these events would have a material adverse effect on our business, financial condition, liquidity and results of operations.

Global economic, political and market conditions could have a significant adverse effect on our business, financial condition, liquidity and results of operations, including a negative impact on our ability to access the capital markets on favorable terms.

Downgrades by rating agencies to the U.S. government’s credit rating or concerns about its credit and deficit levels in general could cause interest rates and borrowing costs to rise, which may negatively impact both the perception of credit risk associated portfolio and our ability to access the debt markets on favorable terms. In addition, a decreased U.S. government credit rating could create broader financial turmoil and uncertainty, which may weigh heavily on our financial performance and the value of our equity. Additionally, concerns regarding a potential increase in inflation would likely cause interest rates and borrowing costs to rise.

Deterioration in the economic conditions in the Eurozone and globally, including instability in financial markets, may pose a risk to our business. In recent years, financial markets have been affected at times by a number of global macroeconomic and political events, including the following: large sovereign debts and fiscal deficits of several countries in Europe and in emerging markets jurisdictions, levels of non-performing loans on the balance sheets of European banks, the potential effect of any European country leaving the Eurozone, the potential effect of the United Kingdom leaving the European Union, and market volatility and loss of investor confidence driven by political events. Market and economic disruptions have affected, and may in the future affect, consumer confidence levels and spending, personal bankruptcy rates, levels of incurrence and default on consumer debt and home prices, among other factors. We cannot assure you that market disruptions in Europe, including the increased cost of funding for certain governments and financial institutions, will not impact the global economy, and we cannot assure you that assistance packages will be available, or if available, be sufficient to stabilize countries and markets in Europe or elsewhere affected by a financial crisis. To the extent uncertainty regarding any economic recovery in Europe negatively impacts consumer confidence and consumer credit factors, our business, financial condition and results of operations could be significantly and adversely affected.

Various social and political circumstances in the U.S. and around the world (including wars and other forms of conflict, including rising trade tensions between the United States and China, and other uncertainties regarding actual and potential shifts in the U.S. and foreign, trade, economic and other policies with other countries, terrorist acts, security operations and catastrophic events such as fires, floods, earthquakes, tornadoes, hurricanes and global health epidemics), may also contribute to increased market volatility and economic uncertainties or deterioration in the U.S. and worldwide. Specifically, the rising conflict between Russia and Ukraine, and resulting market volatility, could adversely affect our business, financial condition or results of operations. In response to the conflict between Russia and Ukraine, the U.S. and other countries have imposed sanctions or other restrictive actions against Russia. Any of the above factors, including sanctions, export controls, tariffs, trade wars and other governmental actions, could have a material adverse effect on our business, financial condition, cash flows and results of operations and could cause the market value of our common shares to decline. These market and economic disruptions could also negatively impact the operating results of our borrowers.

Additionally, the Federal Reserve may raise, or may announce its intention to raise, the Federal Funds Rate in 2022. These developments, along with the United States government’s credit and deficit concerns, global economic uncertainties and market volatility and the impacts of COVID-19, could cause interest rates to be volatile, which may negatively impact our ability to access the capital markets on favorable terms.

We may incur significant debt, which may subject us to restrictive covenants and increased risk of loss and may reduce cash available for distributions to our stockholders, and our governing documents contain no limit on the amount of debt we may incur.

Subject to market conditions and availability, we may incur significant debt through bank credit facilities (including term loans and revolving facilities), public and private debt issuances and derivative instruments, in addition to transaction or asset specific funding arrangements. The percentage of leverage we employ will vary depending on our available capital, our ability to obtain and access financing arrangements with lenders, debt restrictions contained in those financing arrangements and the lenders’ and rating agencies’ estimate of the stability of our loan portfolio’s cash flow. Our governing documents contain no limit on the amount of debt we may incur, and we may significantly increase the amount of leverage we utilize at any time without approval of our stockholders. Leverage can enhance our potential returns but can also exacerbate our losses. Incurring substantial debt could subject us to many risks that, if realized, would materially and adversely affect us, including, but not limited to, the risks that:

●	our cash flow from operations may be insufficient to make required payments of principal of and interest on the debt we incur or we may fail to comply with all of the other covenants contained in such debt, which is likely to result in (i) acceleration of such debt (and any other debt containing a cross-default or cross-acceleration provision) that we may be unable to repay from internal funds or to refinance on favorable terms, or at all, (ii) our inability to borrow unused amounts under our financing arrangements, even if we are current in payments on borrowings under those arrangements, and/or (iii) the loss of some or all of our assets to foreclosure or sale;

●	we may be unable to borrow additional funds as needed or on favorable terms, or at all;

●	to the extent we borrow debt that bears interest at variable rates, increases in interest rates could materially increase our interest expense;

●	our default under any loan with cross-default provisions could result in a default on other indebtedness;

●	incurring debt may increase our vulnerability to adverse economic and industry conditions with no assurance that loan yields will increase with higher financing costs;

●	we may be required to dedicate a substantial portion of our cash flow from operations to payments on the debt we may incur, thereby reducing funds available for operations, future business opportunities, stockholder distributions, including distributions currently contemplated or necessary to satisfy the requirements for REIT qualification, or other purposes; and

●	we are not able to refinance debt that matures prior to the loan it was used to finance on favorable terms, or at all.

There can be no assurance that a leveraging strategy will be successful. If any one of these events were to occur, our financial condition, results of operations, cash flow, and our ability to make distributions to our stockholders could be materially and adversely affected.

Interest rate fluctuations could increase our financing costs, which could lead to a significant decrease in our results of operations, cash flows and the market value of our loans.

Our primary interest rate exposures will relate to the financing cost of our debt. To the extent that our financing costs will be determined by reference to floating rates, the amount of such costs will depend on a variety of factors, including, without limitation, (i) for collateralized debt, the value and liquidity of the collateral, and for non-collateralized debt, our credit, (ii) the level and movement of interest rates, and (iii) general market conditions and liquidity. In a period of rising interest rates, our interest expense on floating-rate debt would increase, while any additional interest income we earn on our floating-rate loans may not compensate for such increase in interest expense. At the same time, the interest income we earn on our fixed-rate loans would not change, the duration and weighted average life of our fixed-rate loans would increase and the market value of our fixed-rate loans would decrease. Similarly, in a period of declining interest rates, our interest income on floating-rate loans would decrease, while any decrease in the interest we are charged on our floating-rate debt may not compensate for such decrease in interest income and interest we are charged on our fixed-rate debt would not change. Any such scenario could materially and adversely affect us.

Any bank credit facilities that we may use in the future to finance our operations may require us to provide collateral or pay down debt.

We may utilize bank credit facilities (including term loans and revolving facilities) to finance our loans if they become available on acceptable terms. We may not have the funds available to repay our debt at that time, which would likely result in defaults unless we are able to raise the funds from alternative sources, which we may not be able to achieve on favorable terms or at all. If we cannot meet these requirements, lenders could accelerate our indebtedness, increase the interest rate on advanced funds and terminate our ability to borrow funds from it, which could materially and adversely affect our financial condition and ability to implement our investment strategy. In addition, if a lender files for bankruptcy or becomes insolvent, our loans may become subject to bankruptcy or insolvency proceedings, thus depriving us, at least temporarily, of the benefit of such loans. Such an event could restrict our access to bank credit facilities and increase our cost of capital. The providers of bank credit facilities may also require us to maintain a certain amount of cash or set aside assets sufficient to maintain a specified liquidity position that would allow us to satisfy our collateral obligations. As a result, we may not be able to obtain leverage as fully as we would choose, which could reduce the return on our loans. If we are unable to meet these collateral obligations, our financial condition and prospects could deteriorate rapidly.

In addition, there can be no assurance that we will be able to obtain bank credit facilities on favorable terms, or at all. Banks and other financial institutions may be reluctant to enter into lending transactions with us.

Adoption of the Basel III standards and other proposed supplementary regulatory standards may negatively impact our access to financing or affect the terms of our future financing arrangements.

In response to various financial crises and the volatility of financial markets, the Basel Committee on Banking Supervision adopted the Basel III standards several years ago to reform, among other things, bank capital adequacy, stress testing, and market liquidity risk. United States regulators have elected to implement substantially all of the Basel III standards and have even implemented rules requiring enhanced supplementary leverage ratio standards, which impose capital requirements more stringent than those of the Basel III standards for the most systematically significant banking organizations in the United States. Adoption and implementation of the Basel III standards and the supplemental regulatory standards adopted by United States regulators may negatively impact our access to financing or affect the terms of our future financing arrangements due to an increase in capital requirements for, and constraints on, the financial institutions from which we may borrow.

Moreover, in January 2019, the Basel Committee published its revised capital requirements for market risk, known as Fundamental Review of the Trading Book (“FRTB”), which are expected to generally result in higher global capital requirements for banks that could, in turn, reduce liquidity and increase financing and hedging costs. The impact of FRTB will not be known until after any resulting rules are finalized and implemented by the United States federal bank regulatory agencies.

Risks Related to Our Organization and Structure

Provisions in our Charter and our amended and restated bylaws (our “Bylaws”) may have anti-takeover effects that could discourage an acquisition of us by others, even if an acquisition would be beneficial to our stockholders, and may prevent attempts by our stockholders to replace or remove our current management.

Our Charter and our Bylaws contain provisions that may have the effect of delaying or preventing a change in control of us or changes in our management. Our Charter and Bylaws include, among others, provisions that:

●	authorize our Board, without stockholder approval, to cause us to issue additional shares of our common stock or to raise capital through the creation and issuance of our preferred stock, debt securities convertible into common stock, options, warrants and other rights, on terms and for consideration as our Board in its sole discretion may determine;

●	authorize “blank check” preferred stock, which could be issued by our Board without stockholder approval, subject to certain specified limitations, and may contain voting, liquidation, dividend and other rights senior to our common stock;

●	specify that only our Board, the chairman of our Board, our chief executive officer or president or, upon the written request of stockholders entitled to cast not less than a majority of the votes entitled to be cast, our secretary can call special meetings of our stockholders;

●	establish advance notice procedures for stockholder proposals to be brought before an annual or special meeting of our stockholders, including proposed nominations of individuals for election to our Board;

●	provide that a majority of directors then in office, even though less than a quorum, may fill any vacancy on our Board, whether resulting from an increase in the number of directors or otherwise; and

●	provide our Board the exclusive power to adopt, alter or repeal any provision of our Bylaws and to make new Bylaws.

These provisions, alone or together, could delay or prevent hostile takeovers and changes in control or changes in our management.

Any provision of our Charter or Bylaws that has the effect of delaying or deterring a change in control could limit your opportunity to receive a premium for your shares of our common stock, and could also affect the price that some investors are willing to pay for our common stock. Any person or entity purchasing or otherwise acquiring any interest in shares of our stock shall be deemed to have notice of and to have consented to the provisions of our Charter and Bylaws described above.

Our Board may approve the issuance of stock, including preferred stock, with terms that may discourage a third party from acquiring us.

Our Charter permits our Board, without any action by our stockholders, to authorize the issuance of stock in one or more classes or series. Our Board may also classify or reclassify any unissued shares of stock and set or change the preferences, conversion and other rights, voting powers, restrictions, limitations as to dividends and other distributions, qualifications and terms and conditions of redemption of any such stock, which rights may be superior to those of our common stock. Thus, our Board could authorize the issuance of shares of a class or series of stock with terms and conditions which could have the effect of discouraging a takeover or other transaction in which holders of some or a majority of our outstanding common stock might receive a premium for their shares over the then current market price of our common stock.

Certain provisions of the Maryland General Corporation Law, or MGCL, could inhibit changes of control, which may discourage third parties from conducting a tender offer or seeking other change of control transactions that could involve a premium price for our common stock or that our stockholders otherwise believe to be in their best interests.

We are a Maryland corporation and subject to the MGCL. Under the MGCL, certain “business combinations” between a Maryland corporation and an “interested stockholder” or an affiliate of an interested stockholder are prohibited for five years after the most recent date on which the interested stockholder becomes an interested stockholder. These business combinations include a merger, consolidation, share exchange or, in circumstances specified in the statute, an asset transfer or issuance or reclassification of equity securities. An interested stockholder is defined as: (a) any person who beneficially owns, directly or indirectly, 10% or more of the voting power of the then-outstanding voting stock of a corporation; or (b) an affiliate or associate of a corporation who, at any time within the two-year period prior to the date in question, was the beneficial owner, directly or indirectly, of 10% or more of the voting power of the then-outstanding stock of such corporation.

A person is not an interested stockholder under the statute if the board of directors approved in advance the transaction by which the person otherwise would have become an interested stockholder. However, in approving a transaction, the board of directors may provide that its approval is subject to compliance, at or after the time of approval, with any terms and conditions determined by the board of directors.

After the expiration of the five-year period described above, any business combination between a Maryland corporation and an interested stockholder must generally be recommended by the board of directors of such corporation and approved by the affirmative vote of at least:

●	80% of the votes entitled to be cast by holders of the then-outstanding shares of voting stock of such corporation; and

●	two-thirds of the votes entitled to be cast by holders of voting stock of such corporation, other than shares held by the interested stockholder with whom or with whose affiliate the business combination is to be effected, or held by an affiliate or associate of the interested stockholder.

These supermajority vote requirements do not apply if the corporation’s common stockholders receive a minimum price, as defined under the MGCL, for their shares in the form of cash or other consideration in the same form as previously paid by the interested stockholder for its shares. The MGCL also permits various exemptions from these provisions, including business combinations that are exempted by the board of directors before the time that the interested stockholder becomes an interested stockholder. By resolution of our Board, we have opted out of the business combination provisions of the MGCL and provide that any business combination between us and any other person is exempt from the business combination provisions of the MGCL, provided that the business combination is first approved by our Board (including a majority of directors who are not affiliates or associates of such persons).

In addition, under the MGCL, holders of our “control shares” (defined as voting shares of stock that, if aggregated with all other shares of stock owned or controlled by the acquirer, would entitle the acquirer to exercise one of three increasing ranges of voting power in electing directors) acquired in a “control share acquisition” (defined as the direct or indirect acquisition of issued and outstanding “control shares”) have no voting rights except to the extent approved by our stockholders by the affirmative vote of at least two-thirds of all of the votes entitled to be cast on the matter, excluding all interested shares. Our Bylaws contain a provision exempting from the Maryland Control Share Acquisition Act any and all acquisitions by any person of shares of our stock. There can be no assurance that this exemption will not be amended or eliminated at any time in the future.

Additionally, Title 3, Subtitle 8 of the MGCL permits our Board, without stockholder approval and regardless of what is currently provided in our Charter or Bylaws, to implement certain takeover defenses, such as a classified board, some of which we do not have.

Our Bylaws designate the Circuit Court for Baltimore City, Maryland as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders and provide that claims relating to causes of action under the Securities Act may only be brought in federal district courts, which could limit stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees, if any, and could discourage lawsuits against us and our directors, officers and employees, if any.

Our Bylaws provide that, unless we consent in writing to the selection of an alternative forum, the Circuit Court for Baltimore City, Maryland, or, if that court does not have jurisdiction, the United States District Court for the District of Maryland, Northern Division, will be the sole and exclusive forum for (a) any Internal Corporate Claim, as such term is defined in the MGCL, (b) any derivative action or proceeding brought on our behalf (other than actions arising under federal securities laws), (c) any action asserting a claim of breach of any duty owed by any of our directors, officers or other employees to us or to our stockholders, (d) any action asserting a claim against us or any of our directors, officers or other employees arising pursuant to any provision of the MGCL or our Charter or Bylaws or (e) any other action asserting a claim against us or any of our directors, officers or other employees that is governed by the internal affairs doctrine. These choice of forum provisions will not apply to suits brought to enforce a duty or liability created by the Securities Act, the Exchange Act, or any other claim for which federal courts have exclusive jurisdiction. Furthermore, our Bylaws provide that, unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States of America shall, to the fullest extent permitted by law, be the sole and exclusive forum for the resolution of any claim arising under the Securities Act.

These exclusive forum provisions may limit the ability of our stockholders to bring a claim in a judicial forum that such stockholders find favorable for disputes with us or our directors, officers, or employees, if any, which may discourage such lawsuits against us and our directors, officers, and employees, if any. Alternatively, if a court were to find the choice of forum provisions contained in our Bylaws to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could materially adversely affect our business, financial condition, and operating results. For example, under the Securities Act, federal courts have concurrent jurisdiction over all suits brought to enforce any duty or liability created by the Securities Act, and investors cannot waive compliance with the federal securities laws and the rules and regulations thereunder. In addition, the exclusive forum provisions described above do not apply to any actions brought under the Exchange Act.

Ownership limitations contained in the Charter may restrict change of control or business combination opportunities in which our stockholders might receive a premium for their shares.

For us to qualify as a REIT under the Code, not more than 50% of the value of our outstanding stock may be owned directly or indirectly, by five or fewer individuals (including certain entities treated as individuals for this purpose) at any time during the last half of a taxable year. For the purpose of assisting our qualification as a REIT for U.S. federal income tax purposes, among other purposes, our Charter prohibits beneficial or constructive ownership by any person of more than a certain percentage, currently 9.8%, in value or by number of shares, whichever is more restrictive, of the outstanding shares of our common stock or 9.8% in value of our outstanding shares of all classes or series of our stock, which we refer to as the “ownership limits.” The constructive ownership rules under the Code and our Charter are complex and may cause shares of the outstanding common stock owned by a group of related persons to be deemed to be constructively owned by one person. As a result, the acquisition of less than 9.8% of our outstanding common stock or all classes or series of our stock by a person could cause a person to own constructively in excess of 9.8% of the outstanding shares of our common stock or in excess of 9.8% of the outstanding shares of all class and series of our stock, respectively, and thus violate the ownership limits. There can be no assurance that our Board, as permitted in the Charter, will not decrease the ownership limits in the future. Any attempt to own or transfer shares of our common stock in excess of the ownership limits without the consent of our Board will result either in the shares in excess of the limit being transferred by operation of the Charter to a charitable trust, and the person who attempted to acquire such excess shares will not have any rights in such shares, or in the transfer being void. The ownership limits may have the effect of precluding a change in control of us by a third party, even if such change in control would be in the best interests of our stockholders or would result in receipt of a premium to the price of our common stock (and even if such change in control would not reasonably jeopardize our REIT status). In addition, our Board has granted conditional exceptions to the ownership limits to affiliates of our Sponsor, which may limit our Board’s power to increase the ownership limits or grant further exemptions in the future.

Maintenance of our exemption from registration under the Investment Company Act may impose significant limits on our operations. Your investment return in our common stock may be reduced if we are required to register as an investment company under the Investment Company Act.

We intend to conduct our operations so that we will be exempt from the provisions of the Investment Company Act pursuant to an exemption contained in 3(c)(5)(C) thereunder. The Investment Company Act provides certain protection to investors and imposes certain restrictions on registered investment companies (including, for example, limitations on the ability of registered investment companies to incur leverage), none of which will be applicable to us.

We rely on the exception set forth in Section 3(c)(5) of the Investment Company Act, which excludes from the definition of investment company “[a]ny person who is not engaged in the business of issuing redeemable securities, face-amount certificates of the installment type or periodic payment plan certificates, and who is primarily engaged in one or more of the following businesses . . . (C) purchasing or otherwise acquiring mortgages and other liens on and interests in real estate.” The SEC generally requires that, for the exception provided by Section 3(c)(5) to be available, at least 55% of an entity’s assets be comprised of mortgages and other liens on and interests in real estate, also known as “qualifying interests,” and at least another 25% of the entity’s assets must be comprised of additional qualifying interests or real estate-type interests (with no more than 20% of the entity’s assets comprised of miscellaneous assets).

We classify our assets for purposes of our 3(c)(5)(C) exemption based upon no-action positions taken by the SEC staff and interpretive guidance provided by the SEC and its staff. These no-action positions are based on specific factual situations that may be substantially different from the factual situations we may face. No assurance can be given that the SEC or its staff will concur with our classification of our assets. In addition, the SEC or its staff may, in the future, issue further guidance that may require us to re-classify our assets for purposes of the Investment Company Act. If we are required to reclassify our assets, we may no longer be in compliance with the exemption from the definition of an investment company provided by Section 3(c)(5)(C) of the Investment Company Act.

A change in the value of any of our assets could negatively affect our ability to maintain our exemption from regulation under the Investment Company Act. To maintain compliance with the applicable exemption under the Investment Company Act, we may be unable to sell assets we would otherwise want to sell and may need to sell assets we would otherwise wish to retain. In addition, we may have to acquire additional assets that we might not otherwise have acquired or may have to forego opportunities to acquire assets that we would otherwise want to acquire and would be important to our investment strategy.

A failure by us to maintain this exemption would require us to significantly restructure our investment strategy. For example, because affiliated transactions are generally prohibited under the Investment Company Act, we would not be able to enter into transactions with any of our affiliates if we are required to register as an investment company, which could have a material adverse effect on our ability to operate the business and pay distributions. If we were required to register as an investment company but failed to do so, we would be prohibited from engaging in our business, and criminal and civil actions could be brought against us. In addition, our contracts would be unenforceable unless a court required enforcement, and a court could appoint a receiver to take control of such entity and liquidate its business.

Rapid and steep declines in the values of our real estate-related investments may make it more difficult for us to maintain our qualification as a REIT or exemption from the Investment Company Act.

If the market value or income potential of real estate-related investments declines as a result of increased interest rates or other factors, we may need to increase our real estate loans and income and/or liquidate our non-qualifying assets in order to maintain our REIT qualification or exemption from the Investment Company Act. If the decline in real estate asset values and/or income occurs quickly, this may be especially difficult to accomplish. This difficulty may be exacerbated by the illiquid nature of any non-qualifying assets that we may own. We may have to make investment decisions that we otherwise would not make absent REIT and Investment Company Act considerations.

Our rights and the rights of our stockholders to take action against our directors and officers are limited.

Our Charter eliminates the liability of our directors and officers to us and our stockholders for money damages to the maximum extent permitted under Maryland law. Under current Maryland law and our Charter, our directors and officers will not have any liability to us or our stockholders for money damages other than liability resulting from:

●	actual receipt of an improper benefit or profit in money, property or services; or

●	active and deliberate dishonesty by the director or officer that was established by a final judgment and is material to the cause of action adjudicated.

Our Charter obligates us to indemnify each of our directors or officers who is or is threatened to be made a party to or witness in a proceeding by reason of his or her service in those or certain other capacities, to the maximum extent permitted by Maryland law, from and against any claim or liability to which such person may become subject or which such person may incur by reason of his or her status as a present or former director or officer of us or serving in such other capacities. In addition, we may be obligated to pay or reimburse the expenses incurred by our present and former directors and officers without requiring a preliminary determination of their ultimate entitlement to indemnification. As a result, we and our stockholders may have more limited rights to recover money damages from our directors and officers than might otherwise exist absent these provisions in our Charter or that might exist with other companies, which could limit your recourse in the event of actions that are not in our best interests.

Future joint venture investments could be adversely affected by our lack of sole decision-making authority, our reliance on joint venture partners’ financial condition and liquidity and disputes between us and our joint venture partners.

We may in the future make investments through joint ventures. Such joint venture investments may involve risks not otherwise present when we originate or acquire investments without partners, including the following:

●	we may not have exclusive control over the investment or the joint venture, which may prevent us from taking actions that are in our best interest;

●	joint venture agreements often restrict the transfer of a partner’s interest or may otherwise restrict our ability to sell the interest when we desire and/or on advantageous terms;

●	any future joint venture agreements may contain buy-sell provisions pursuant to which one partner may initiate procedures requiring the other partner to choose between buying the other partner’s interest or selling its interest to that partner;

●	we may not be in a position to exercise sole decision-making authority regarding the investment or joint venture, which could create the potential risk of creating impasses on decisions, such as with respect to acquisitions or dispositions;

●	a partner may, at any time, have economic or business interests or goals that are, or that may become, inconsistent with our business interests or goals;

●	a partner may be in a position to take action contrary to our instructions, requests, policies or objectives, including our policy with respect to maintaining our qualification as a REIT and our exclusion or exemption from registration under the Investment Company Act;

●	a partner may fail to fund its share of required capital contributions or may become bankrupt, which may mean that we and any other remaining partners generally would remain liable for the joint venture’s liabilities;

●	our relationships with our partners are contractual in nature and may be terminated or dissolved under the terms of the applicable joint venture agreements and, in such event, we may not continue to own or operate the interests or investments underlying such relationship or may need to purchase such interests or investments at a premium to the market price to continue ownership;

●	disputes between us and a partner may result in litigation or arbitration that could increase our expenses and prevent our Manager and our officers and directors from focusing their time and efforts on our business and could result in subjecting the investments owned by the joint venture to additional risk; or

●	we may, in certain circumstances, be liable for the actions of a partner, and the activities of a partner could adversely affect our ability to maintain our qualification as a REIT or our exclusion or exemption from registration under the Investment Company Act, even though we do not control the joint venture.

Any of the above may subject us to liabilities in excess of those contemplated and adversely affect the value of our future joint venture investments.

Risks Related to Our Relationship with Our Manager and its Affiliates

Our future success depends on our Manager and its key personnel and investment professionals. We may not find a suitable replacement for our Manager if our Management Agreement is terminated or if such key personnel or investment professionals leave the employment of our Manager or otherwise become unavailable to us.

We rely on the resources of our Manager to manage our day-to-day operations, as we do not separately employ any personnel. We rely completely on our Manager to provide us with investment advisory services and general management services. Each of our executive officers also serve as officers or employees of our Manager. Our Manager has significant discretion as to the implementation of our investment and operating policies and strategies. Accordingly, we believe that our success depends to a significant extent upon the efforts, experience, diligence, skill and network of business contacts of the officers, key personnel and investment professionals of our Manager as well as the information and deal flow generated by such individuals. The officers, key personnel and investment professionals of our Manager source, evaluate, negotiate, close and monitor our loans; therefore, our success depends on their continued service. The departure of any of the officers, key personnel and investment professionals of our Manager could have a material adverse effect on our business.

None of our officers are obligated to dedicate any specific portion of their time to our business. Each of them may have significant responsibilities for other investment vehicles managed by affiliates of our Manager. As a result, the time these individuals may be able to devote to the management of our business could be limited. Further, when there are turbulent conditions in the real estate markets or distress in the credit markets, the attention of our Manager’s personnel and our executive officers and the resources of our Manager may also be required by other investment vehicles managed by affiliates of our Manager.

In addition, we offer no assurance that our Manager will remain our manager or that we will continue to have access to our Manager’s officers, key personnel and investment professionals due to the termination of the Management Agreement, our Manager being acquired, or due to other circumstances. Currently, we are managed by our Board and our officers and by our Manager, as provided for under our Management Agreement. The initial term of the Management Agreement will expire on May 1, 2024, and will be automatically renewed for one-year terms thereafter unless otherwise terminated. Furthermore, our Manager may decline to renew the Management Agreement with 90 days’ written notice prior to the expiration of the renewal term. If the Management Agreement is terminated and we are unable to find a suitable replacement for our Manager, we may not be able to execute its investment strategy.

Our growth depends on the ability of our Manager to make loans on favorable terms that satisfy our investment strategy and otherwise generate attractive risk-adjusted returns initially and consistently from time to time.

Our ability to achieve our investment objective depends on our ability to grow, which depends, in turn, on the management and investment teams of our Manager and their ability to identify and to make loans on favorable terms in accordance with our investment strategy as well as on our access to financing on acceptable terms. The demands on the time of the professional staff of our Manager will increase as our portfolio grows and the management of our existing portfolio may divert our Manager’s attention from future potential loans or otherwise slow our rate of investment. Our Manager may be unable to successfully and efficiently integrate new loans into our existing portfolio or otherwise effectively manage our assets or our future growth effectively. We cannot assure you that our Manager will be able to hire, train, supervise, manage and retain new officers and employees to manage future growth effectively, and any such failure could have a material adverse effect on our business. The failure to consummate loans on advantageous terms without substantial expense or delay would impede our growth, would negatively affect our results of operations and our ability to generate cash flow and make distributions to our stockholders, and could cause the value of our common stock to decline.

There are various conflicts of interest in our relationship with our Manager that could result in decisions that are not in the best interests of our stockholders.

We are subject to conflicts of interest arising out of our relationship with our Manager and its affiliates. We are managed by our Manager, and our executive officers are employees of our Manager. There is no guarantee that the policies and procedures adopted by us, the terms and conditions of the Management Agreement or the policies and procedures adopted by our Manager and its affiliates, will enable us to identify, adequately address or mitigate these conflicts of interest.

Some examples of conflicts of interest that may arise by virtue of our relationship with our Manager include:

Manager’s advisory activities.    While our Manager and its affiliates have agreed that for so long as our Manager is managing us, neither it nor any of its affiliates will sponsor or manage any other mortgage REIT that invests primarily in loans of the same kind as our Company, our Manager and its affiliates may otherwise manage other investment vehicles that have investment objectives that compete or overlap with, and may from time to time invest in, our target asset classes. This may apply to existing investment vehicles or investment vehicles that may be organized in the future. Consequently, we, on the one hand, and these other investment vehicles, on the other hand, may from time to time pursue the same or similar loan opportunities. To the extent such other investment vehicles seek to acquire the same target assets as us, the scope of opportunities otherwise available to us may be adversely affected and/or reduced. Our Manager or its affiliates may also give advice to such other investment vehicles that may differ from the advice given to us even though their investment objectives may be the same or similar to ours.

Allocation of loans.    Our Manager and its affiliates endeavor to allocate loan opportunities in a fair and equitable manner, subject to their internal policies. The internal policies of our Manager and its affiliates, which may be amended without our consent, are intended to enable us to share equitably with any other investment vehicles that are managed by our Manager or affiliates of our Manager. In general, loan opportunities are allocated taking into consideration various factors, including, among others, the relevant investment vehicles’ available capital, their investment objectives or strategies, their risk profiles and their existing or prior positions in a borrower or particular loan, their potential conflicts of interest, the nature of the opportunity and market conditions, as well as the rotation of loan opportunities. Nevertheless, it is possible that we may not be given the opportunity to participate in certain loans made by investment vehicles managed by our Manager or affiliates of our Manager. In addition, there may be conflicts in the allocation of loan opportunities among us and the investment vehicles that our Manager or affiliates of our Manager manage in the future.

Co-investments.    Other investment vehicles managed by our Manager or affiliates of our Manager may co-invest with us or hold positions in a loan where we have also invested, including by means of splitting commitments, participating in loans or other means of syndicating loans. Such loans may raise potential conflicts of interest between us and such other investment vehicles. To the extent such investment vehicles seek to acquire the same target assets as us, subject to the internal policies of our Manager and its affiliates described above, the scope of opportunities otherwise available to us may be adversely affected and/or reduced. In such circumstances, the size of the investment opportunity in loans otherwise available to us may be less than it would otherwise have been, and we may participate in such opportunities on different and potentially less favorable economic terms than such other parties if our Manager deems such participation as being otherwise in our best interests. Furthermore, when such other investment vehicles have interests or requirements that do not align with our interests, including differing liquidity needs or desired investment horizons, conflicts may arise in the manner in which any voting or control rights are exercised with respect to the relevant borrower, potentially resulting in an adverse impact on us. If we participate in a co-investment with an investment vehicle managed by our Manager or an affiliate of our Manager and such vehicle fails to fund a future advance on a loan, we may be required to, or we may elect to, cover such advance and invest additional funds. In addition, if we and such other investment vehicles invest in different classes or types of debt, equity or other investments relating to the same borrower, actions may be taken by such other investment vehicles that are adverse to our interests, including, but not limited to, during a work-out, restructuring or insolvency proceeding or similar matter occurring with respect to such loan.

Loans in which other investment vehicles managed by our Manager or affiliates of our Manager hold different loans.    We may invest in, acquire, sell assets to or provide financing to investment vehicles managed by our Manager or affiliates of our Manager and their borrowers or purchase assets from, sell assets to, or arrange financing from any such investment vehicles and their borrowers. Any such transactions will require approval by a majority of our independent directors. There can be no assurance that any procedural protections will be sufficient to ensure that these transactions will be made on terms that will be at least as favorable to us as those that would have been obtained in an arm’s-length transaction.

Fees and expenses.    We will be responsible for certain fees and expenses as determined by our Manager, including due diligence costs, legal, accounting and financial advisor fees and related costs, incurred in connection with evaluating and consummating loan opportunities, regardless of whether such loans are ultimately consummated by the parties thereto.

The ability of our Manager and its officers and employees to engage in other business activities may reduce the time our Manager spends managing our business and may result in certain conflicts of interest.

Certain of our officers and directors and the officers and other personnel of our Manager also serve or may serve as officers, directors or partners of certain affiliates of our Manager, as well as investment vehicles sponsored by such affiliates, including investment vehicles or managed accounts not yet established, whether managed or sponsored by affiliates or our Manager. Accordingly, the ability of our Manager and its officers and employees to engage in other business activities may reduce the time our Manager spends managing our business. These activities could be viewed as creating a conflict of interest insofar as the time and effort of the professional staff of our Manager and its officers and employees will not be devoted exclusively to our business; instead, it will be allocated between our business and the management of these other investment vehicles.

In the course of our investing activities, we pay Base Management Fees to our Manager and will reimburse our Manager for certain expenses it incurs. As a result, investors in our common stock will invest on a “gross” basis and receive any distributions on a “net” basis after expenses, resulting in, among other things, a lower rate of return than one might achieve through direct loans. As a result of this arrangement, our Manager’s interests may be less aligned with our interests.

Our Management Agreement with our Manager was not negotiated on an arm’s-length basis and may not be as favorable to us as if they had been negotiated with an unaffiliated third party, and the manner of determining the Base Management Fees may not provide sufficient incentive to our Manager to maximize risk-adjusted returns for our portfolio since it is based on the book value of our equity per annum and not on our performance.

We rely completely on our Manager to provide us with investment advisory and general management services. Our executive officers also serve as officers or employees of our Manager. Our Management Agreement was negotiated between related parties and their terms, including fees payable, may not be as favorable to us as if they had been negotiated with an unaffiliated third party.

We pay our Manager Base Management Fees regardless of the performance of our portfolio. Pursuant to the terms of our Management Agreement, our Manager receives Base Management Fees that are calculated and payable quarterly in arrears in cash, in an amount equal to 0.375% (1.50% on an annualized basis) of our Equity, subject to certain adjustments, including any agency fees relating to our loans, but excluding the Incentive Compensation and any diligence fees paid to and earned by our Manager and paid by third parties in connection with our Manager’s due diligence of potential loans. Such Base Management Fees will be calculated and payable quarterly in arrears in cash, subject to certain adjustments. Our Manager’s entitlement to the Base Management Fees, which are not based upon performance metrics or goals, might reduce its incentive to devote its time and effort to seeking loans that provide attractive risk-adjusted returns for our portfolio. Further, the Base Management Fee structure gives our Manager the incentive to maximize the book value of our equity raised by the issuance of new equity securities or the retention of existing equity value, regardless of the effect of these actions on existing stockholders. In other words, the Base Management Fee structure will reward our Manager primarily based on the size of our equity raised and not necessarily on our financial returns to stockholders. This in turn could hurt both our ability to make distributions to our stockholders and the market price of our common stock.

The Incentive Compensation payable to our Manager under the Management Agreement may cause our Manager to select riskier loans to increase its Incentive Compensation.

In addition to the Base Management Fees, our Manager is entitled to receive Incentive Compensation under our Management Agreement. Under our Management Agreement, we pay Incentive Compensation to our Manager based upon our achievement of targeted levels of Core Earnings. “Core Earnings” is generally defined in our Management Agreement as, for a given period, the net income (loss) computed in accordance with GAAP, excluding (i) non-cash equity compensation expense, (ii) the Incentive Compensation, (iii) depreciation and amortization, (iv) any unrealized gains, losses or other non-cash items recorded in net income (loss) for the period, regardless of whether such items are included in other comprehensive income or loss, or in net income (loss); provided that Core Earnings does not exclude, in the case of loans with a deferred interest feature (such as OID, debt instruments with PIK interest and zero coupon securities), accrued income that we have not yet received in cash, and (v) one-time events pursuant to changes in GAAP and certain non-cash charges after discussions between our Manager and our independent directors and after approval by a majority of such independent directors.

In evaluating loans and other management strategies, the opportunity to earn Incentive Compensation based on Core Earnings and realized profits, as applicable, may lead our Manager to place undue emphasis on the maximization of Core Earnings and realized profits at the expense of other criteria, such as preservation of capital, in order to achieve higher Incentive Compensation. Loans with higher yield potential are generally riskier or more speculative. This could result in increased risk to the value of our loan portfolio.

Terminating our Management Agreement for unsatisfactory performance of our Manager or electing not to renew the Management Agreement may be difficult, and terminating our Management Agreement in certain circumstances requires payment of a substantial termination fee.

Terminating our Management Agreement without cause is difficult and costly. Our independent directors and the Audit Committee of our Board will review our Manager’s performance and the applicable Base Management Fees and Incentive Compensation at least annually. Upon 90 days’ written notice prior to the expiration of any renewal term, our Management Agreement may be terminated upon the affirmative vote of at least a majority of our independent directors, based upon unsatisfactory performance by our Manager that is materially detrimental to us. The Management Agreement provides that upon any termination as described in the foregoing, we would pay our Manager a Termination Fee equal to three times the sum of the annualized average quarterly Base Management Fees and annualized average quarterly Incentive Compensation received from us during the 24-month period immediately preceding the most recently completed fiscal quarter prior to such termination. This provision increases the cost to us of terminating the Management Agreement and adversely affects our ability to terminate our Manager without cause.

Even if we terminate our Management Agreement for cause, we may be required to continue to retain our Manager for 30 days following the occurrence of events giving rise to a for-cause termination.

While we have the right to terminate our Management Agreement for cause without paying a Termination Fee, we must provide 30 days’ notice to our Manager in advance of any such termination, including in the event of our Manager’s fraud, misappropriation of funds, embezzlement or bad faith, willful misconduct, gross negligence or reckless disregard in the performance of its duties. As a result, we would be forced to continue to pay our Manager during such 30-day period and we may not be able to find a suitable replacement for our Manager during this period or, if we were able to find a suitable replacement, we may be required to compensate the new manager while continuing to pay our terminated Manager during this 30-day period, unless our Manager waives the notice requirement. This could have an adverse effect on our business and operations, which could adversely affect our operating results and our ability to make distributions to our stockholders.

Our Manager manages our portfolio in accordance with very broad investment guidelines and our Board does not approve each loan and financing decision made by our Manager, which may result in us making riskier loans than those currently comprising our existing portfolio.

While our Board periodically reviews our loan portfolio, it does not review all proposed loans. In addition, in conducting periodic reviews, such directors may rely primarily on information provided to them by our Manager. Our Investment Guidelines (as defined below) may be changed from time to time upon recommendation by our Manager and approval by a majority of our Board (which must include a majority of the independent directors of our Board) and our Manager, without stockholders’ consent. Furthermore, our Manager may use complex strategies and loans entered into by our Manager that may be difficult or impossible to unwind by the time they are reviewed by our Board. Our Manager has great latitude in determining the types of loans that are proper for us, which could result in loan returns that are substantially below expectations or that result in losses, which would materially and adversely affect our business operations and results. In addition, our Manager is not subject to any limits or proportions with respect to the mix of target investments that we make or that we may in the future acquire other than as necessary to maintain our exemption from registration under the Investment Company Act and our qualification as a REIT. Decisions made and loans entered into by our Manager may not fully reflect your best interests.

Our Manager may change its investment process, or elect not to follow it, without the consent of our stockholders and at any time, which may adversely affect the performance of our portfolio.

Our Manager may change its investment process without the consent of our stockholders and at any time. In addition, there can be no assurance that our Manager will follow its investment process in relation to the identification and underwriting of prospective loans. Changes in our Manager’s investment process may result in inferior, among other things, due diligence and underwriting standards, which may adversely affect the performance of our portfolio.

While we believe that we benefit from the expertise and experience of our Manager’s key personnel and investment professionals, we have a limited operating history and our Manager has not previously managed a REIT.

We believe that we will benefit from the extensive and diverse expertise and significant financing industry experience of the key personnel and investment professionals of our Manager and its affiliates. However, investors should understand that we and our Manager are recently formed entities that have limited prior operating history upon which to evaluate our and our Manager’s likely performance and we and our Manager have not previously managed a REIT.

In addition to other analytical tools, our Manager may utilize financial models to evaluate loan opportunities, the accuracy and effectiveness of which cannot be guaranteed.

In addition to other analytical tools, our Manager may utilize financial models to evaluate loan opportunities, the accuracy and effectiveness of which cannot be guaranteed. In all cases, financial models are only estimates of future results which are based upon assumptions made at the time that the projections are developed. There can be no assurance that our Manager’s projected results will be attained and actual results may vary significantly from the projections. General economic and industry-specific conditions, which are not predictable, can have an adverse impact on the reliability of projections.

Our Manager’s and its affiliates’ liability is limited under the Management Agreement, and we have agreed to indemnify our Manager against certain liabilities. As a result, we could experience poor performance or losses for which our Manager and its affiliates would not be liable.

Pursuant to the Management Agreement, our Manager does not assume any responsibility other than to render the services called for thereunder in good faith and will not be responsible for any action of our Board in following or declining to follow its advice or recommendations. Under the terms of the Management Agreement, our Manager, its affiliates, and any of their respective members, stockholders, managers, partners, trustees, personnel, officers, directors, employees, consultants and any person providing sub-advisory services to our Manager (collectively, the “Manager Parties”) will not be liable to us for acts or omissions performed in accordance with and pursuant to the Management Agreement, except by reason of acts constituting bad faith, willful misconduct, gross negligence, or reckless disregard of their duties under the relevant Management Agreement. In addition, we have agreed to indemnify the Manager Parties with respect to all losses, damages, liabilities, demands, charges and claims of any nature whatsoever, and any and all expenses, costs and fees related thereto, arising from acts or omissions of the Manager Parties not constituting bad faith, willful misconduct, gross negligence, or reckless disregard of duties, performed in good faith in accordance with and pursuant to the Management Agreement. We have also entered into indemnification agreements with the members of the Manager’s Investment Committee to indemnify and advance certain fees, costs and expenses to such individuals, subject to certain standards to be met and certain other limitations and conditions as set forth in such indemnification agreements. These protections may lead our Manager to act in a riskier manner when acting on our behalf than it would when acting for its own account.

Risks Related to Our Taxation as a REIT

Failure to qualify as a REIT would cause us to be taxed as a regular corporation, which would substantially reduce funds available for distributions to our stockholders.

We intend to operate in a manner so as to qualify as a REIT for U.S. federal income tax purposes. We believe that our organization and proposed method of operation will enable us to meet the requirements for qualification and taxation as a REIT. However, we cannot assure you that we will qualify as such. This is because qualification as a REIT involves the application of highly technical and complex provisions of the Code, and regulations promulgated by the U.S. Treasury Department thereunder (“Treasury Regulations”) as to which there are only limited judicial and administrative interpretations and involves the determination of facts and circumstances not entirely within our control. In addition, while we intend to take the position that we and certain of our affiliates are treated as separate entities for purposes of determining whether we qualify as a REIT, there can be no guarantee that the IRS will agree with our position. If we and certain of our affiliates are treated as the same entity for this purpose, we may not qualify as a REIT. Furthermore, future legislation, new regulations, administrative interpretations or court decisions may significantly change the U.S. tax laws or the application of the U.S. tax laws with respect to qualification as a REIT for federal income tax purposes or the federal income tax consequences of such qualification.

If we fail to qualify as a REIT in any taxable year, we will face serious tax consequences that will substantially reduce the funds available for distributions to our stockholders because:

●	we would not be allowed a deduction for distributions paid to stockholders in computing our taxable income and would be subject to U.S. federal income tax at regular corporate rates;

●	we could be subject to increased state and local taxes; and

●	unless we are entitled to relief under statutory provisions, we would not be able to re-elect to be taxed as a REIT for four taxable years following the year in which we were disqualified.

In addition, if we fail to qualify as a REIT, we will no longer be required to make distributions to remain qualified as a REIT for U.S. federal income tax purposes. As a result of all these factors, our failure to qualify as a REIT could impair our ability to expand our business and raise capital, and it would adversely affect the value of our common stock.

Even if we qualify as a REIT, we may face other tax liabilities that reduce our cash flows.

Even if we qualify for taxation as a REIT, we may be subject to certain federal, state and local taxes on our income and assets, including taxes on any undistributed income, tax on income from some activities conducted as a result of a foreclosure, and state or local income, property and transfer taxes. In addition, in order to meet the REIT qualification requirements or to avert the imposition of a 100% tax that applies to certain gains derived by a REIT from dealer property or inventory, we may hold certain assets through one or more to-be-formed taxable REIT subsidiaries that will be subject to corporate-level income tax at regular rates. In addition, if we lend money to a taxable REIT subsidiary (including loans to partnerships or limited liability companies in which a taxable REIT subsidiary owns an interest), the taxable REIT subsidiary may be unable to deduct all or a portion of the interest paid to us, which could result in an increased corporate-level tax liability. Any of these taxes would decrease cash available for distribution to our stockholders.

REIT distribution requirements could adversely affect our ability to exercise our business plan and liquidity and may force us to borrow funds during unfavorable market conditions.

In order to maintain our REIT status and to meet the REIT distribution requirements, we may need to borrow funds on a short-term basis or sell assets, even if the then-prevailing market conditions are not favorable for these borrowings or sales. In addition, we may need to reserve cash to satisfy our REIT distribution requirements, even though there are attractive lending opportunities that may be available. To qualify as a REIT, we must distribute to our stockholders at least 90% of our net taxable income each year, without regard to the deduction for dividends paid and excluding capital gains and certain non-cash income. In addition, we will be subject to corporate income tax to the extent we distribute less than 100% of our taxable income, including any net capital gain. We intend to make distributions to our stockholders to comply with the requirements of the Code for REITs and to minimize or eliminate our corporate income tax obligation to the extent consistent with our business objectives. Our cash flows from operations may be insufficient to fund required distributions as a result of differences in timing between the actual receipt of income and the recognition of income for U.S. federal income tax purposes, or the effect of non-deductible capital expenditures, the creation of reserves or required debt service or amortization payments. In addition, if the IRS were to disallow certain of our deductions, such as management fees, depreciation or interest expense, by alleging that we, through our business operations and/or loan agreements with state-licensed cannabis borrowers, are subject to Section 280E of the Code or otherwise, we could be unable to meet the distribution requirements and would fail to qualify as a REIT. Likewise, any governmental fine on us would not be deductible, and the inability to deduct such fines could cause us to be unable to satisfy the distribution requirement.

The insufficiency of our cash flows to cover our distribution requirements could have an adverse impact on our ability to raise short- and long-term debt or sell equity securities in order to fund distributions required to maintain our REIT status. In addition, we will be subject to a 4% nondeductible excise tax on the amount, if any, by which distributions paid by us in any calendar year are less than the sum of 85% of our ordinary income, 95% of our capital gain net income and 100% of our undistributed income from prior years. To address and/or mitigate some of these issues, we may make taxable distributions that are in part paid in cash and in part paid in our equity. In such cases, our stockholders may have tax liabilities from such distributions in excess of the cash they receive. The treatment of such taxable stock distributions is not entirely clear, and it is possible the taxable stock distribution will not count towards our distribution requirement, in which case adverse consequences could apply.

Complying with REIT requirements may cause us to forego otherwise attractive opportunities or to liquidate otherwise attractive loans.

To qualify as a REIT for U.S. federal income tax purposes, we must continually satisfy tests concerning, among other things, the sources of our income, the nature and diversification of our assets and the amounts we distribute to our stockholders. In order to meet these tests, we may be required to forego loans that we might otherwise make or liquidate loans we might otherwise continue to hold. Thus, compliance with the REIT requirements may hinder our performance by limiting our ability to make and/or maintain ownership of certain otherwise attractive loans.

Temporary investment in short-term securities and income from such investment generally will allow us to satisfy various REIT income and asset qualifications, but only during the one-year period beginning on the date we receive such net proceeds from our initial public offering. If we are unable to invest a sufficient amount of the net proceeds of our initial public offering in qualifying real estate assets within such one-year period, we could fail to satisfy the gross income tests and/or we could be limited to investing all or a portion of any remaining funds in cash or cash equivalents. If we fail to satisfy such income test, unless we are entitled to relief under certain provisions of the Code, we could fail to qualify as a REIT.

The tax on prohibited transactions will limit our ability to engage in certain loans involving the sale or other disposition of property or that would otherwise subject us to a 100% penalty tax.

A REIT’s net income from prohibited transactions is subject to a 100% tax. In general, prohibited transactions are sales or other dispositions of property, other than foreclosure property, held as inventory or primarily for sale to customers in the ordinary course of business. Although we do not intend to hold a significant amount of assets as inventory or primarily for sale to customers in the ordinary course of our business, the characterization of an asset sale as a prohibited transaction depends on the particular facts and circumstances. The Code provides a safe harbor that, if met, allows a REIT to avoid being treated as engaged in a prohibited transaction. We may sell certain assets in transactions that do not meet all of the requirements of such safe harbor if we believe the transaction would nevertheless not be a prohibited transaction based on an analysis of all of the relevant facts and circumstances. If the IRS were to successfully argue that such a sale was in fact a prohibited transaction, we would be subject to a 100% penalty tax on any net income from such sale. In addition, in order to avoid the prohibited transactions tax, we may choose not to engage in certain sales, even though the sales might otherwise be beneficial to us.

Legislative, regulatory or administrative tax changes related to REITs could materially and adversely affect our business.

At any time, the U.S. federal income tax laws or Treasury Regulations governing REITs, or the administrative interpretations of those laws or regulations, may be changed, possibly with retroactive effect. We cannot predict if or when any new U.S. federal income tax law, regulation or administrative interpretation, or any amendment to any existing U.S. federal income tax law, regulation or administrative interpretation, will be adopted, promulgated or become effective or whether any such law, regulation or interpretation may take effect retroactively. We and our stockholders could be adversely affected by any such change in, or any new, U.S. federal income tax law, regulation or administrative interpretation.

Dividends payable by REITs generally do not qualify for reduced tax rates applicable to qualified dividend income.

The maximum U.S. federal income tax rate for certain qualified dividends payable to individual U.S. stockholders is 20%. Dividends payable by REITs, however, are generally not qualified dividends and therefore are not eligible for taxation at the reduced rates. However, to the extent such dividends are attributable to certain dividends that we receive from a taxable REIT subsidiary or to income from a prior year that was retained by us and subject to corporate tax, such dividends generally will be eligible for the reduced rates that apply to qualified dividend income. The more favorable rates applicable to regular corporate dividends could cause investors who are individuals to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the stock of REITs, including our equity. However, through the 2025 tax year, individual U.S. stockholders may be entitled to claim a deduction in determining their taxable income of 20% of ordinary REIT dividends (dividends other than capital gain dividends and dividends attributable to qualified dividend income received by us, if any). If we fail to qualify as a REIT, such stockholders may not claim this deduction with respect to dividends paid by us. Stockholders are urged to consult tax advisers regarding the effect of this change on the effective tax rate with respect to REIT dividends.

The ability of our Board to revoke our REIT election without stockholder approval may cause adverse consequences to our stockholders.

The Charter provides that our Board may revoke or otherwise terminate our REIT election, without the approval of our stockholders, if our Board determines that it is no longer in our best interest to attempt to, or continue to, qualify as a REIT. If we cease to qualify as a REIT, we would become subject to U.S. federal income tax on our net taxable income and we generally would no longer be required to distribute any of our net taxable income to our stockholders, which may have adverse consequences on the total return to our stockholders.

Complying with REIT requirements may limit our ability to hedge our operational risks effectively and may cause us to incur tax liabilities.

The REIT provisions of the Code may limit our ability to hedge risks relating to its operations. Any income from a hedging transaction that we enter into to manage risk of interest rate changes, price changes or currency fluctuations with respect to borrowings made or to be made, if properly identified under applicable Treasury Regulations, does not constitute “gross income” for purposes of the 75% or 95% gross income tests. To the extent that we enter into other types of hedging transactions, the income from those transactions will likely be treated as non-qualifying income for purposes of both of the gross income tests.

To the extent the business interest deductions of our subsidiaries, if any, are deferred or disallowed, our taxable income may exceed our cash available for distributions to stockholders.

Code Section 163(j) limits the deductibility of “business interest” for both individuals and corporations. Certain real property trades or businesses are permitted to elect out of this limitation, but we do not expect it to be available to us. To the extent our interest deductions or those of our subsidiaries, if any, are deferred or disallowed under Code Section 163(j) or any other provision of law, our taxable income may exceed our cash available for distribution to our stockholders. As a result, there is a risk that we may have taxable income in excess of cash available for distribution. In that event, we may need to borrow funds or take other action to satisfy the REIT distribution requirements for the taxable year in which this “phantom income” is recognized.

Risks Related to Ownership of Our Common Stock

As the principals of our significant stockholders and significant beneficial owners of our Manager, our founders can exert significant influence over our corporate actions and important corporate matters.

Our founders, Mr. Mazarakis, our Executive Chairman, Mr. Cappell, our Chief Executive Officer, and Dr. Bodmeier, our Co-President, beneficially own approximately 3.0% of our outstanding equity. Our founders also own 100% of the outstanding equity of our Manager.

In addition, one or more private funds affiliated with our Manager purchased $17.5 million in shares in the initial public offering at the initial public offering price. Our founders own the general partner of each of the private funds that invested in the initial public offering and are responsible for making investment decisions on behalf of each such fund.

Our founders could therefore exert substantial influence over our corporate matters, such as electing directors and approving material mergers, acquisitions, strategic partnerships or other business combination transactions, as applicable. This concentration of ownership may discourage, delay or prevent a change in control which could have the dual effect of depriving our stockholders from an opportunity to receive a premium for their equity as part of a sale of our Company and otherwise reducing the price of such equity.

The market price for our common stock may be volatile, which could contribute to the loss of all or part of your investment.

The market price and liquidity of the market for our common stock may be significantly affected by numerous factors, some of which are beyond our control and may not be directly related to our operating performance. Some of the factors that could negatively affect or result in fluctuations in the market price of our common stock include:

●	our actual or projected operating results, financial condition, cash flows and liquidity or changes in business strategy or prospects;

●	changes in governmental policies, regulations or laws;

●	loss of a major funding source or inability to obtain new favorable funding sources in the future;

●	equity issuances by us, or share resales by our stockholders, or the perception that such issuances or resales may occur;

●	actual, anticipated or perceived accounting or internal control problems;

●	publication of research reports about us, the real estate industry or the cannabis industry;

●	our value of the properties securing our loans;

●	changes in market valuations of similar companies;

●	adverse market reaction to any increased indebtedness we may incur in the future;

●	additions to or departures of the executive officers or key personnel supporting or assisting us from our Manager or its affiliates, including our Manager’s investment professionals;

●	speculation in the press or investment community about us or other similar companies;

●	our failure to meet, or the lowering of, our earnings estimates or those of any securities analysts;

●	increases in market interest rates, which may lead investors to demand a higher distribution yield for our common stock (if we have begun to make distributions to our stockholders) and which could cause the cost of our interest expenses on our debt to increase;

●	failure to qualify or maintain our qualification as a REIT or exclusion from the Investment Company Act;

●	price and volume fluctuations in the stock market generally; and

●	general market and economic conditions, including the state of the credit and capital markets.

Any of the factors listed above could materially adversely affect your investment in our common stock, and our common stock may trade at prices significantly below the initial public offering price, which could contribute to a loss of all or part of your investment. In such circumstances the trading price of our common stock may not recover and may experience a further decline.

In addition, broad market and industry factors could materially adversely affect the market price of our common stock, irrespective of our operating performance. The stock market in general, and Nasdaq and the market for cannabis-related companies and REITs have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of the particular companies affected. The trading prices and valuations of these stocks, and of ours, may not be predictable. A loss of investor confidence in the market for finance companies or for those companies in the cannabis industry or the stocks of other companies which investors perceive to be similar to us, the opportunities in the finance or cannabis market or the stock market in general, could depress our stock price regardless of our business, financial condition, results of operations or growth prospects.

The value of our equity securities could be materially and adversely affected by our level of cash distributions.

The value of the equity securities of a company whose principal business is similar to ours is based primarily upon investors’ perception of its growth potential and its current and potential future cash distributions, whether from operations, sales or refinancings, and is secondarily based upon the market value of its underlying assets. For that reason, our equity may be valued at prices that are higher or lower than our net asset value per share. To the extent we retain operating cash flow for investment purposes, working capital reserves or other purposes, these retained funds, while increasing the value of our underlying assets, may not correspondingly increase the price at which our equity could trade. Our failure to meet investors’ expectations with regard to future earnings and cash distributions likely would materially and adversely affect the valuation of our equity.

Future offerings of debt securities, which would rank senior to our common stock upon a bankruptcy liquidation, and future offerings of equity securities that may be senior to our common stock for the purposes of dividend and liquidating distributions, may adversely affect the value of our stock.

In the future, we may attempt to increase our capital resources by making offerings of debt securities or additional offerings of equity securities. As the cannabis industry continues to evolve and to the extent that additional states legalize cannabis, we expect the demand for capital to continue to increase as operators seek to enter and build out new markets. We expect the principal amount of the loans we originate to increase and that we will need to raise additional equity and/or debt funds to increase our liquidity in the near future. Upon bankruptcy or liquidation, holders of our debt securities, lenders with respect to any of our borrowings and holders of our preferred stock, if any, will receive a distribution of our available assets prior to the holders of our common stock. Additional equity offerings by us may dilute the holdings of our existing stockholders or reduce the valuation of our common stock. Our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control. As a result, we cannot predict or estimate the amount, timing or nature of our future offerings, and holders of our common stock bear the risk of our future offerings reducing the valuation of our common stock and diluting their ownership interest.

We may in the future pay distributions from sources other than our cash flow from operations, including borrowings, offering proceeds or the sale of assets, which means we will have less funds available for investments or less income-producing assets and your overall return may be reduced.

We may in the future pay distributions from sources other than from our cash flow from operations. We intend to fund the payment of regular distributions to our stockholders entirely from cash flow from our operations. However, we may from time to time not generate sufficient cash flow from operations to fully fund distributions to stockholders. Therefore, if we choose to pay a distribution, we may choose to use cash flows from financing activities, including borrowings (including borrowings secured by our assets) and net proceeds of this or a prior offering, from the sale of assets or from other sources to fund distributions to our stockholders.

To the extent that we fund distributions from sources other than cash flows from operations, including borrowings, offering proceeds or proceeds from asset sales, the value of your investment will decline, and such distributions may constitute a return of capital and we may have fewer funds available for the funding of loans or less income-producing assets and your overall return may be reduced. Further, to the extent distributions exceed our earnings and profits, a stockholder’s basis in our stock will be reduced and, to the extent distributions exceed a stockholder’s basis, the stockholder will be required to recognize capital gain.

There is a risk that you may not receive distributions as holders of our common stock or that such dividends may not grow over time.

We intend to make regular quarterly distributions to our stockholders, consistent with our intention to qualify as a REIT for U.S. federal income tax purposes. However, any future determination to actually pay dividends will be at the discretion of our Board, subject to compliance with applicable law and any contractual provisions, including under agreements for indebtedness, that restrict or limit our ability to pay dividends, and will depend upon, among other factors, our results of operations, financial condition, earnings, capital requirements and other factors that our Board deems relevant. We therefore cannot assure you that we will achieve investment results and other circumstances that will allow us to make a specified level of cash distributions or year-to-year increases in cash distributions.

We are an “emerging growth company,” and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make shares of our common stock less attractive to investors.

We are an “emerging growth company” as defined in the JOBS Act, and we have elected to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, an extended transition period for complying with new or revised accounting standards and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We cannot predict if investors will find our common stock less attractive because we will rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile. We may take advantage of these reporting exemptions until we are no longer an emerging growth company. We will remain an emerging growth company until the earliest to occur of (i) the last day of the fiscal year during which our total annual revenue equals or exceeds $1.07 billion (subject to adjustment for inflation), (ii) the last day of the fiscal year following the fifth anniversary of our initial public offering, (iii) the date on which we have, during the previous three year period, more than $1.0 billion in non-convertible debt or (iv) the date issued on which we are deemed to be a “large accelerated filer” under the Exchange Act.

We will incur significant new costs as a result of becoming a public company, and such costs may increase when we cease to be an emerging growth company.

As a public company, we will incur significant legal, accounting, insurance and other expenses that we have not incurred as a private company, including costs associated with public company reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, as amended (the “Dodd-Frank Act”), the listing requirements of Nasdaq and other applicable securities rules and regulations. Compliance with these rules and regulations may significantly increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly and increase demand on our systems and resources. As a result, our executive officers’ attention may be diverted from other business concerns, which could adversely affect our business and results of operations. Furthermore, the expenses incurred by public companies generally for reporting and corporate governance purposes have been increasing. We expect compliance with these public reporting requirements and associated rules and regulations to increase expenses, particularly after we are no longer an emerging growth company, although we are currently unable to estimate these costs with any degree of certainty. We could be an emerging growth company for up to five full fiscal years, although circumstances could cause us to lose that status earlier as discussed above, which could result in our incurring additional costs applicable to public companies that are not emerging growth companies.

In addition, changing laws, regulations and standards relating to corporate governance and public disclosure are creating uncertainty for public companies, increasing legal and financial compliance costs and making some activities more time consuming. These laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. If our efforts to comply with new laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to their application and practice, regulatory authorities may initiate legal proceedings against us and our business may be adversely affected.

General Risk Factors

We rely on information technology in our operations, and security breaches and other disruptions in our systems could compromise our information and expose us to liability, which would cause our business and reputation to suffer.

In the ordinary course of our business, we collect and store sensitive data, including intellectual property, our proprietary business information and that of our borrowers and business partners, including personally identifiable information of our borrowers and employees, if any, on our networks. Despite our security measures, our information technology and infrastructure may be vulnerable to attacks by hackers or breached due to employee error, malfeasance or other disruptions. These incidents may be an intentional attack or an unintentional event and could involve gaining unauthorized access to our information systems or those of our borrowers for purposes of misappropriating assets, stealing confidential information, corrupting data or causing operational disruption. Any such breach could compromise our networks and the information stored there could be accessed, publicly disclosed, lost or stolen. The result of these incidents may include disrupted operations, misstated or unreliable financial data, liability for stolen assets or information, increased cybersecurity protection and insurance costs, litigation, damage to business relationships and regulatory fines and penalties. The costs related to cyber or other security threats or disruptions may not be fully insured or indemnified by other means. Although we intend to implement processes, procedures and internal controls to help mitigate cybersecurity risks and cyber intrusions, such measures will not guarantee that a cyber-incident will not occur and/or that our financial results, operations or confidential information will not be negatively impacted by such an incident. In addition, cybersecurity has become a top priority for regulators around the world, and some jurisdictions have enacted laws requiring companies to notify individuals of data security breaches involving certain types of personal data. If we fail to comply with the relevant laws and regulations, we could suffer financial losses, a disruption of our business, liability to investors, regulatory intervention or reputational damage.

We could be subject to litigation filed by or against us, including class action litigation.

In the past, securities class action litigation has often been brought against a company following a period of volatility or decline in the market price of its securities.

Legal or governmental proceedings brought by or on behalf of third parties may adversely affect our financial results. Our investment activities may include activities that are hostile in nature and will subject it to the risks of becoming involved in such proceedings. The expense of defending claims against us and paying any amounts pursuant to settlements or judgments would be borne by us and would reduce net assets. Our Manager will be indemnified by us in connection with such proceedings, subject to certain conditions. Similarly, we may from time to time institute legal proceedings on behalf of ourselves or others, the ultimate outcome of which could cause us to incur substantial damages and expenses, which could have a material adverse effect on our business.

If securities analysts do not publish research or reports about our business or if they publish negative reports or downgrade our stock, the price of our common stock could decline.

The trading market for our common stock will rely in part on the research and reports that industry or financial analysts publish about us, our business, our markets and our competitors. We do not control these analysts. If securities analysts do not cover our common stock, the lack of research coverage may materially adversely affect the market price of our common stock. Furthermore, if one or more of the analysts who do cover us downgrade our stock or if those analysts issue other unfavorable commentary about us or our business, our stock price would likely decline. If one or more of these analysts cease coverage of us or fails to regularly publish reports on us, we could lose visibility in the market and interest in our stock could decrease, which in turn could cause our stock price or trading volume to decline and may also impair our ability to expand our business with existing customers and attract new customers.

Future sales of our capital stock or other securities convertible into our capital stock could cause the value of our common stock to decline and could result in dilution of your shares of our common stock.

Our Board is authorized, without stockholder approval, to cause us to issue additional shares of our common stock and to raise capital through the creation and issuance of preferred stock, debt securities convertible into common stock, options, warrants and other rights, on terms and for consideration as our Board in its sole discretion may determine.

Sales of substantial amounts of our capital stock or other securities convertible into our capital stock could cause the valuation of our capital stock to decrease significantly. We cannot predict the effect, if any, of future sales of our equity, or the availability of our equity for future sales, on the value of our equity. Sales of substantial amounts of our equity by any large stockholder, or the perception that such sales could occur, may adversely affect the valuation of our equity.

If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results or prevent fraud. As a result, stockholders could lose confidence in our financial and other public reporting, which would materially adversely affect our business and the trading price of our common stock.

Effective internal controls over financial reporting are necessary for us to provide reliable financial reports and are designed to prevent fraud. Any failure to implement required new or improved controls, or difficulties encountered in their implementation could cause us to fail to meet our reporting obligations. Pursuant to Section 404 of the Sarbanes-Oxley Act, our management will be required to report upon the effectiveness of our internal control over financial reporting beginning with the annual report for our fiscal year ending December 31, 2021. When we lose our status both as an emerging growth company and a smaller reporting company, our independent registered public accounting firm will be required to attest to the effectiveness of our internal control over financial reporting. The rules governing the standards that must be met for management to assess our internal control over financial reporting are complex and require significant documentation, testing and possible remediation. Any testing by us conducted in connection with Section 404 of the Sarbanes-Oxley Act, or any subsequent testing by our independent registered public accounting firm, may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses or that may require prospective or retroactive changes to our consolidated financial statements or identify other areas for further attention or improvement. Inadequate internal controls could also cause investors to lose confidence in our reported financial information, which could materially adversely affect the trading price of our common stock.

Failure to achieve and maintain effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business and the value of our common stock.

We are obligated to maintain proper and effective internal control over financial reporting, including the internal control evaluation and certification requirements of Section 404 of the Sarbanes-Oxley Act (“Section 404”). We will not be required to comply with all of the requirements of Section 404 until we are no longer an emerging growth company under the JOBS Act. Prior to the IPO, we were not subject to the public company internal control framework requirements and therefore did not sufficiently design and document our control environment to be in compliance with all required public company standards contemplated by Section 404 that we will eventually be required to meet. Beginning with our annual report on Form 10-K for the period ending December 31, 2022, we will be required to conduct annual management assessments of the effectiveness of our internal controls over financial reporting. However, our independent registered public accounting firm will not be required to formally attest to the effectiveness of our internal control over financial reporting until the date we are no longer an emerging growth company under the JOBS Act. As indicated above, control deficiencies in our internal control over financial reporting have been identified which constitute a material weakness relating to inadequate design and implementation of information technology general controls that prevent the information systems from providing appropriate segregation of duties, and delivery of complete and accurate information consistent with financial reporting objectives and current needs. Additionally, a control deficiency in our internal control over financial reporting has been identified which constitutes a material weakness relating to inadequate design and implementation of controls relating to the development of our allowance for current expected credit losses.

If we are not able to implement the requirements of Section 404 in a timely manner or with adequate compliance, our operations, financial reporting or financial results could be adversely affected. Matters impacting our internal controls may cause us to be unable to report our financial information on a timely basis and thereby subject us to adverse regulatory consequences, including sanctions by the SEC or violations of applicable stock exchange listing rules, and result in a breach of the covenants under the agreements governing any of our financing arrangements. There could also be a negative reaction in the financial markets due to a loss of investor confidence in the Company and the reliability of our consolidated financial statements. Confidence in the reliability of our consolidated financial statements could also suffer. This could materially adversely affect us.

Management has developed a remediation plan and has begun to implement it. For example, management has hired additional personnel, engaged a third party vendor to implement a new ERP system with capabilities better suited to support us as a public company, and has designed and implemented certain business process and information technology general controls. The material weakness will not be considered remediated until management designs and implements effective controls that operate for a sufficient period of time and management has concluded, through testing, that these controls are effective. We will monitor the effectiveness of our remediation plans and will make changes management determines to be appropriate. We anticipate that our upcoming annual assessment of the effectiveness of our internal controls over financial reporting will conclude these items have been remediated.

Our disclosure controls and procedures may not prevent or detect all errors or acts of fraud.

We are subject to the periodic reporting requirements of the Exchange Act. We designed our disclosure controls and procedures to reasonably assure that information we must disclose in reports we file or submit under the Exchange Act is accumulated and communicated to management, and recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. We believe that any disclosure controls and procedures or internal controls and procedures, no matter how well-conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.

These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. For example, our directors or executive officers could inadvertently fail to disclose a new relationship or arrangement causing us to fail to make any related party transaction disclosures. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by an unauthorized override of the controls. Accordingly, because of the inherent limitations in our control system, misstatements due to error or fraud may occur and not be detected.

Changes to, or interpretations of, financial accounting standards may affect our results of operations and could cause us to change our business practices.

We prepare our consolidated financial statements in accordance with GAAP. These accounting principles are subject to interpretation by the FASB, the SEC and various bodies formed to interpret and create accounting rules and regulations. Changes in accounting rules can have a significant effect on our reported financial results and may affect our reporting of transactions completed before a change is announced. Changes to those rules or the questioning of current practices may materially adversely affect our financial results, including those contained in this filing, or the way we conduct our business.

If our assets are deemed to be plan assets, we may be exposed to liabilities under Title I of Employee Retirement Income Security Act of 1974, or ERISA, and the Code.

In some circumstances where an ERISA plan holds an interest in an entity, the assets of the entity are deemed to be ERISA plan assets unless an exception applies. This is known as the “look-through rule.” Under those circumstances, the obligations and other responsibilities of plan sponsors, plan fiduciaries and plan administrators, and of parties in interest and disqualified persons, under Title I of ERISA or Section 4975 of the Code, may be applicable, and there may be liability under these and other provisions of ERISA and the Code. We believe that our assets should not be treated as plan assets because the shares of our common stock should qualify as “publicly-offered securities” that are exempt from the look-through rules under applicable Treasury Regulations. We note, however, that because certain limitations are imposed upon the transferability of shares of our common stock so that we may qualify as a REIT, and perhaps for other reasons, it is possible that this exemption may not apply. If that is the case, and if we are exposed to liability under ERISA or the Code, our performance and results of operations could be adversely affected.

Monetary policy actions by the United States Federal Reserve could adversely impact our financial condition.

We are affected by the fiscal and monetary policies of the United States Government and its agencies, including the policies of the Federal Reserve, which regulates the supply of money and credit in the United States. After a long period of historically low interest rates, the Federal Reserve has begun raising interest rates and has indicated its intention to continue raising interest rates in the near to medium term. Changes in the federal funds rate as well as the other policies of the Federal Reserve affect interest rates, which have a significant impact on the demand for debt capital. Changes in fiscal and monetary policies are beyond our control, are difficult to predict and could materially adversely affect us.

Economic recessions or downturns could impair our borrowers and harm our operating results.

Because the operations of our borrowers are heavily dependent on retail sales, many of our borrowers may be susceptible to economic downturns or recessions and, during such periods, may be unable to satisfy their debt service obligations to us. Therefore, during these periods, our non-performing assets may increase and the value of our portfolio may decrease if we are required to write-down the values of our loans. Adverse economic conditions may also decrease the value of collateral securing some of our loans. Economic slowdowns or recessions could lead to financial losses in our portfolio and a decrease in our revenues, net income and asset values.

A borrower’s failure to satisfy financial or operating covenants imposed by us or other creditors could lead to defaults and, potentially, acceleration of the time when its debt obligations are due and foreclosure on its assets representing collateral for its obligations, which could trigger cross-defaults under other agreements and jeopardize our borrower’s ability to meet its obligations under the loans that we hold. We may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms with a defaulting borrower.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

We do not own any real estate or other physical properties materially important to our operation. Our principal executive offices are currently located at 420 North Wabash Avenue, Suite 500, Chicago, IL 60611. All locations are provided to us by the Manager pursuant to the Management Agreement. We believe that our office facilities are and will be suitable and adequate for our business as we contemplate conducting it.

Item 3. Legal Proceedings

We are not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us. From time to time, we may become involved in litigation or other legal proceedings relating to claims arising from the ordinary course of business. Furthermore, third-parties may try to seek to impose liability on us in connection with our loans. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our financial condition or results of operations.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed for trading on the Nasdaq Global Market under the symbol “REFI.” On April 12, 2022, the closing price of our common stock, as reported on the Nasdaq Global Market, was $17.67 per share. There were 7 holders of record of our common stock as of April 12, 2022. This number does not include beneficial owners who hold shares of our common stock in street name.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

Unregistered Sale of Equity Securities

We were formed on March 30, 2021 as a Maryland corporation. Following our formation, Chicago Atlantic Fund, LLC and Chicago Atlantic Fund QP, LLC, each of which is a Delaware limited liability company managed by an affiliate of our Manager, transferred to us all of their respective interests in five senior secured loans with a combined amortized cost, plus payment-in-kind interest and accrued interest thereon, of approximately $9.9 million in exchange for 635,194 shares of our common stock.

From April 15, 2021 to November 1, 2021, we acquired loans at amortized cost of $22,516,005 from affiliates of the Manager in exchange for issuance of 1,446,473 shares of common stock, as well as cash contributions of $125,517,500 to fund loans in exchange for 8,067,010 shares of common stock.

On May 1, 2021, we acquired 100% of a wholly owned financing subsidiary from an affiliate of our Manager in exchange for the issuance of 481,259 shares of our common stock. The subsidiary is consolidated into our consolidated financial statements, and the loans held by the subsidiary are valued at amortized cost, which was $10.7 million as of December 31, 2021.

The issuance of such shares was effected in reliance upon an exemption from registration provided by Section 4(a)(2) of the Securities Act.

Use of Proceeds from Initial Public Offering

On December 7, 2021, our registration statement on Form S-11/A (File No. 333-260505) was declared effective for our initial public offering, pursuant to which we registered and sold 6,250,000 shares of our common stock at a public offering price of $16.00 per share. The underwriters partially exercised their 30-day option by purchasing an additional 302,800 shares of our common stock. We received net proceeds of approximately $96.2 million after deducting underwriting discounts and commissions and our offering expenses. JMP Securities LLC, Compass Point Research & Trading, LLC and Oppenheimer & Co. Inc. acted as joint book-running managers for the offering.

Since our initial public offering, we have deployed the net proceeds from the IPO and the concurrent private placement (i) to fund loans to six new portfolio companies in an aggregate principal amount of approximately $73.6 million, (ii) to fund loans to existing portfolio companies in an aggregate principal amount of approximately $41.1 million, and (iii) for working capital and other general corporate purposes.

There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b) of the Securities Act.

Distribution Information

We intend to make regular quarterly distributions to our stockholders, consistent with our intention to qualify as a REIT for U.S. federal income tax purposes. U.S. federal income tax law generally requires that a REIT distribute annually at least 90% of its REIT taxable income, without regard to the deduction for dividends paid and excluding net capital gains and certain non-cash income, and that it pay tax at regular corporate rates to the extent that it annually distributes less than 100% of its REIT taxable income. As a result, in order to satisfy the requirements for us to qualify as a REIT and generally not be subject to U.S. federal income and excise tax, we intend to make regular quarterly distributions of all or substantially all of our REIT taxable income to our stockholders out of assets legally available therefor. REIT taxable income as computed for purposes of the foregoing tax rules will not necessarily correspond to our net income as determined for financial reporting purposes, or our Distributable Earnings as described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Key Financial Measures and Indicators — Distributable Earnings.” See “U.S. Federal Income Tax Considerations — Taxation — Requirements for Qualification — Annual Distribution Requirements” for a summary of our distribution requirements as a REIT.

Any future determination to actually pay dividends or other distributions will be at the discretion of our Board, subject to compliance with applicable law and any contractual provisions, including under agreements for indebtedness we may incur, that restrict or limit our ability to pay dividends, and will depend upon, among other factors, our results of operations, financial condition, earnings, capital requirements, the annual distribution requirements under the REIT provisions of the Code, our REIT taxable income and other factors that our Board deems relevant. Under the MGCL, we generally may only pay a dividend or other distribution if, after giving effect to the distribution, we would be able to pay our indebtedness as it becomes due in the usual course of business and our total assets exceed our total liabilities.

To the extent that our cash available for distribution is less than the amount required to be distributed under the REIT provisions of the Code, we may be required to fund distributions from working capital or through equity, equity-related or debt financings or, in certain circumstances, asset sales, as to which our ability to consummate loans in a timely manner on favorable terms, or at all, cannot be assured, or we may make a portion of the Required Distribution in the form of a taxable stock distribution or distribution of debt securities.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read together with the consolidated financial statements and related notes that are included elsewhere in this annual report on Form 10-K. This discussion contains forward-looking statements that reflect our current expectations and views of future events, which involve risks and uncertainties. Our actual results and the timing of selected events could differ materially from those anticipated in such forward-looking statements. Factors that could cause or contribute to those differences include, but are not limited to, those discussed above in “Risk Factors” and those identified below and elsewhere in this annual report on Form 10-K. See “Forward-Looking Statements.”

Overview

We are a recently-formed commercial real estate finance company. Our primary investment objective is to provide attractive, risk-adjusted returns for stockholders over time primarily through consistent current income dividends and other distributions and secondarily through capital appreciation. We intend to achieve this objective by originating, structuring and investing in first mortgage loans and alternative structured financings secured by commercial real estate properties. Our current portfolio is comprised primarily of senior loans to state-licensed operators in the cannabis industry, secured by real estate, equipment, receivables, licenses or other assets of the borrowers to the extent permitted by applicable laws and regulations governing such borrowers. We intend to grow the size of our portfolio by continuing the track record of our business and the business conducted by our Manager and its affiliates by making loans to leading operators and property owners in the cannabis industry. There is no assurance that we will achieve our investment objective.

We believe that cannabis operators’ limited access to traditional bank and non-bank financing has provided attractive opportunities for us to make loans to companies that exhibit strong fundamentals but require more customized financing structures and loan products than regulated financial institutions can provide in the current regulatory environment. We believe that continued state-level legalization of cannabis for medical and adult use creates an increased loan demand by companies operating in the cannabis industry and property owners leasing to cannabis tenants. Furthermore, we believe we are differentiated from our competitors because we seek to target operators and facilities that exhibit relatively lower-risk characteristics, which we believe include generally limiting exposure to ground-up construction, lending to cannabis operators with operational and/or profitable facilities, diversification of geographies and distribution channels, among other factors. We expect cannabis lending will continue to be a principal investment strategy for the foreseeable future; however, we expect to also lend to or invest in companies or properties that are not related to the cannabis industry if they provide return characteristics consistent with our investment objective. From time to time, we may also invest in mezzanine loans, preferred equity or other forms of joint venture equity to the extent consistent with our exemption from registration under the Investment Company Act and maintaining our qualification as a REIT. We may enter into credit agreements with borrowers that permit them to incur debt that ranks equally with, or senior to, the loans we extend to such companies under such credit agreements. As of December 31, 2021, our portfolio includes one loan that is subordinate to a first mortgage that comprises approximately 6.9% of our total assets as of such date.

Our Manager and its affiliates seek to originate real estate loans between $5 million and $200 million, generally with one- to five-year terms and amortization when terms exceed three years. We generally act as co-lenders in such transactions and intend to hold up to $30 million of the aggregate loan amount, with the remainder to be held by affiliates or third party co-investors. We may revise such concentration limits from time to time as our loan portfolio grows. Other investment vehicles managed by our Manager or affiliates of our Manager may co-invest with us or hold positions in a loan where we have also invested, including by means of splitting commitments, participating in loans or other means of syndicating loans. We will not engage in a co-investment transaction with an affiliate where the affiliate has a senior position to the loan held by us. To the extent that an affiliate provides financing to one of our borrowers, such loans will be working capital loans or loans that are subordinate to our loans. We may also serve as co-lenders in loans originated by third parties and, in the future, we may also acquire loans or loan participations. Loans that have a one to two year maturity are generally interest only loans.

Our loans are secured by real estate and, in addition, when lending to owner-operators in the cannabis industry, other collateral, such as equipment, receivables, licenses or other assets of the borrowers to the extent permitted by applicable laws and regulations. In addition, we seek to impose strict loan covenants and seek personal or corporate guarantees for additional protection. As of December 31, 2021, 47.6% of the loans held in our portfolio are backed by personal or corporate guarantees. We aim to maintain a portfolio diversified across jurisdictions and across verticals, including cultivators, processors, dispensaries, as well as ancillary businesses. In addition, we may invest in borrowers that have equity securities that are publicly traded on the Canadian Stock Exchange (“CSE”) in Canada and/or over-the-counter in the United States.

As of December 31, 2021, our portfolio is comprised primarily of first mortgages to established multi-state or single-state cannabis operators or property owners. We consider cannabis operators to be established if they are state-licensed and are deemed to be operational by the applicable state regulator. We do not own any stock, warrants to purchase stock or other forms of equity in any of our portfolio companies that are involved in the cannabis industry, and we will not take stock, warrants or equity in such issuers until permitted by applicable laws and regulations, including U.S. federal laws and regulations.

Our Manager’s Investment Committee, which is comprised of John Mazarakis, Anthony Cappell, Dr. Andreas Bodmeier, and Peter Sack, advises and consults with our Manager and its investment professionals with respect to our investment strategy, portfolio construction, financing and investment guidelines and risk management and approves all of our investments. The investment professionals of our Manager have over 100 years of combined experience in private credit, real estate lending, retail, real estate acquisitions and development, investment advice, risk management, and consulting. Collectively, the investment professionals have originated, underwritten, structured, documented, managed, or syndicated over $8.0 billion in credit and real estate transactions, which includes loans to cannabis operators, loans to companies engaged in activities unrelated to cannabis, as well as commercial real estate loans. In addition, our investment professionals have substantial workout and foreclosure experience across over 80 loans amounting to over $1 billion of aggregate face value. The depth and breadth of the management and investment team allows our Manager to address all facets of our operations.

We are an externally managed Maryland corporation that intends to elect and qualify to be taxed as a REIT under Section 856 of the Code, commencing with our taxable year ending December 31, 2021. We believe that our proposed method of operation will enable us to qualify as a REIT. However, no assurances can be given that our beliefs or expectations will be fulfilled, since qualification as a REIT depends on us continuing to satisfy numerous asset, income and distribution tests, which in turn depend, in part, on our operating results. We also intend to operate our business in a manner that will permit us and our subsidiaries to maintain one or more exclusions or exemptions from registration under the Investment Company Act.

We are an “emerging growth company,” as defined in the JOBS Act, and we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to take advantage of the extended transition period to comply with new or revised accounting standards and to adopt certain of the reduced disclosure requirements available to emerging growth companies. As a result of the accounting standards election, we will not be subject to the same implementation timing for new or revised accounting standards as other public companies that are not emerging growth companies which may make comparison of our financials to those of other public companies more difficult. Additionally, because we have taken advantage of certain reduced reporting requirements, the information contained herein may be different from the information you receive from other public companies in which you hold stock. See “Risk Factors — Risks Related to Ownership of Our Common Stock and This Offering — We are an “emerging growth company,” and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make shares of our common stock less attractive to investors” for certain risks related to our status as an emerging growth company.

We could remain an “emerging growth company” for up to five years, or until the earliest of (i) the last day of the first fiscal year in which our annual gross revenues exceed $1.07 billion, (ii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter, or (iii) the date on which we have issued more than $1.0 billion in non-convertible debt during the preceding three year period.

Revenues

We operate as one operating segment and are primarily focused on financing senior secured loans and other types of loans for established state-licensed operators in the cannabis industry. These loans are generally held for investment and are secured by real estate, equipment, licenses and other assets of the borrowers to the extent permitted by the applicable laws and the regulations governing such borrowers.

We generate revenue primarily in the form of interest income on loans. As of December 31, 2021, approximately 53.2% of our portfolio was comprised of floating rate loans, and 46.8% of our portfolio was comprised of fixed rate loans. As of December 31, 2021, none of our loans earn interest at a variable rate tied to the London Inter-bank Offered Rate (“LIBOR”). Interest on our loans is generally payable monthly. The principal amount of our loans and any accrued but unpaid interest thereon generally become due at the applicable maturity date. In some cases, our interest income includes a PIK component for a portion of the total interest. The PIK interest, computed at the contractual rate specified in each applicable loan agreement, is accrued in accordance with the terms of such loan agreement and capitalized to the principal balance of the loan and recorded as interest income. The PIK interest added to the principal balance is typically amortized and paid in accordance with the applicable loan agreement. In cases where the loans do not amortize, the PIK interest is collected and recognized upon repayment of the outstanding principal. We also generate revenue from OID, which is also recognized as interest income from loans over the initial term of the applicable loans. Delayed draw loans may earn interest or unused fees on the undrawn portion of the loan, which is recognized as interest income in the period earned. Other fees, including prepayment fees and exit fees, are also recognized as interest income when received. Any such fees will be generated in connection with our loans and recognized as earned in accordance with GAAP.

Expenses

Our primary operating expense is the payment of Base Management Fees and Incentive Compensation under our Management Agreement with our Manager and the allocable portion of overhead and other expenses paid or incurred on our behalf, including reimbursing our Manager for a certain portion of the compensation of certain personnel of our Manager who assist in the management of our affairs, excepting only those expenses that are specifically the responsibility of our Manager pursuant to our Management Agreement. We bear all other costs and expenses of our operations and transactions, including (without limitation) fees and expenses relating to:

●	organizational and offering expenses;

●	quarterly valuation expenses;

●	fees payable to third parties relating to, or associated with, making loans and valuing loans (including third-party valuation firms);

●	fees and expenses associated with investor relations and marketing efforts (including attendance at investment conferences and similar events);

●	federal and state registration fees;

●	any exchange listing fees;

●	federal, state and local taxes;

●	independent directors’ fees and expenses;

●	brokerage commissions;

●	costs of proxy statements, stockholders’ reports and notices; and

●	costs of preparing government filings, including periodic and current reports with the SEC.

Income Taxes

We are a Maryland corporation that intends to elect and qualify to be taxed as a REIT under the Code, commencing with our taxable year ending December 31, 2021. We believe that our proposed method of operation will enable us to qualify as a REIT. However, no assurances can be given that our beliefs or expectations will be fulfilled, since qualification as a REIT depends on us satisfying numerous asset, income and distribution tests which depends, in part, on our operating results.

To qualify as a REIT, we must meet a number of organizational and operational requirements, including a requirement that we distribute annually to our stockholders at least 90% of our REIT taxable income prior to the deduction for dividends paid. To the extent that we distribute less than 100% of our REIT taxable income in any tax year (taking into account any distributions made in a subsequent tax year under Sections 857(b)(9) or 858 of the Code), we will pay tax at regular corporate rates on that undistributed portion. Furthermore, if we distribute less than the sum of 1) 85% of our ordinary income for the calendar year, 2) 95% of its capital gain net income for the calendar year, and 3) any undistributed shortfall from its prior calendar year (the “Required Distribution”) to our stockholders during any calendar year (including any distributions declared by the last day of the calendar year but paid in the subsequent year), then we are required to pay a non-deductible excise tax equal to 4% of any shortfall between the Required Distribution and the amount that was actually distributed. The 90% distribution requirement does not require the distribution of net capital gains. However, if we elect to retain any of our net capital gain for any tax year, we must notify our stockholders and pay tax at regular corporate rates on the retained net capital gain. Our stockholders must include their proportionate share of the retained net capital gain in their taxable income for the tax year, and they are deemed to have paid the REIT’s tax on their proportionate share of the retained capital gain. Furthermore, such retained capital gain may be subject to the nondeductible 4% excise tax. If it is determined that our estimated current year taxable income will be in excess of estimated dividend distributions (including capital gain dividend) for the current year from such income, we will accrue excise tax on estimated excess taxable income as such taxable income is earned. The annual expense is calculated in accordance with applicable tax regulations. Excise tax expense is included in the line item income tax expense. For the period from March 30, 2021 (commencement of operations) through December 31, 2021 we did not incur excise tax expense.

Factors Impacting our Operating Results

The results of our operations are affected by a number of factors and primarily depend on, among other things, the level of our net interest income, the market value of our assets and the supply of, and demand for, commercial real estate debt and other financial assets in the marketplace. Our net interest income, which includes the accretion and amortization of OID, is recognized based on the contractual rate and the outstanding principal balance of the loans we originate. Interest rates will vary according to the type of loan, conditions in the financial markets, creditworthiness of our borrowers, competition and other factors, some of which cannot be predicted with any certainty. Our operating results may also be impacted by credit losses in excess of initial anticipations or unanticipated credit events experienced by borrowers.

Changes in Market Interest Rates and Effect on Net Interest Income

Interest rates are highly sensitive to many factors, including fiscal and monetary policies and domestic and international economic and political considerations, as well as other factors beyond our control. We will be subject to interest rate risk in connection with our assets and our related financing obligations.

Our operating results will depend in large part on differences between the income earned on our assets and our cost of borrowing. The cost of our borrowings generally will be based on prevailing market interest rates. During a period of rising interest rates, our borrowing costs generally will increase (a) while the yields earned on our leveraged fixed-rate loan assets will remain static, and (b) at a faster pace than the yields earned on our leveraged floating-rate loan assets, which could result in a decline in our net interest spread and net interest margin. The severity of any such decline would depend on our asset/liability composition at the time as well as the magnitude and duration of the interest rate increase. Further, an increase in short-term interest rates could also have a negative impact on the market value of our target investments. If any of these events happen, we could experience a decrease in net income or incur a net loss during these periods, which could adversely affect our liquidity and results of operations.

Interest Rate Cap Risk

We currently own and intend to acquire in the future floating-rate assets. These are assets in which the loans may be subject to periodic and lifetime interest rate caps and floors, which limit the amount by which the asset’s interest yield may change during any given period. However, our borrowing costs pursuant to our financing agreements may not be subject to similar restrictions. Therefore, in a period of increasing interest rates, interest rate costs on our borrowings could increase without limitation by caps, while the interest-rate yields on our floating-rate assets would effectively be limited. In addition, floating-rate assets may be subject to periodic payment caps that result in some portion of the interest being deferred and added to the principal outstanding. This could result in our receipt of cash income from such assets in an amount that is less than the amount that we would need to pay the interest cost on our related borrowings.

These factors could lower our net interest income or cause a net loss during periods of rising interest rates, which would harm our financial condition, cash flows and results of operations. As of December 31, 2021, all of our floating rate loans have interest rate floors, and none of our loans are subject to interest rate caps.

Interest Rate Mismatch Risk

We may fund a portion of our origination of loans, or of loans that we may in the future acquire, with borrowings that are based on the prime rate or a similar measure, while the interest rates on these assets may be fixed or indexed to the prime rate or another index rate. Accordingly, any increase in the prime rate will generally result in an increase in our borrowing costs that would not be matched by fixed-rate interest earnings and may not be matched by a corresponding increase in floating-rate interest earnings. Any such interest rate mismatch could adversely affect our profitability, which may negatively impact distributions to our stockholders.

Our analysis of risks is based on our Manager’s experience, estimates, models and assumptions. These analyses rely on models which utilize estimates of fair value and interest rate sensitivity. Actual economic conditions or implementation of decisions by our Manager and our management may produce results that differ significantly from the estimates and assumptions used in our models and the projected results.

Market Conditions

We believe that favorable market conditions, including an imbalance in supply and demand of credit to cannabis operating companies, have provided attractive opportunities for non-bank lenders, such as us, to finance commercial real estate loans and other loans that exhibit strong fundamentals but also require more customized financing structures and loan products than regulated financial institutions can presently provide. Additionally, to the extent that additional states legalize cannabis, our addressable market will increase. We intend to continue our track record of capitalizing on these opportunities and growing the size of our portfolio.

Credit Risk

We are subject to varying degrees of credit risk in connection with our loans and interest receivable. Our Manager seeks to mitigate this risk by seeking to originate loans, and may in the future acquire loans, of higher quality at appropriate prices given anticipated and unanticipated losses, by employing a comprehensive review and selection process and by proactively monitoring originated and acquired loans. Nevertheless, unanticipated credit losses could occur that could adversely impact our operating results. None of our borrowers are now, or have previously been, in default under their respective loan agreements with us.

We expect to be subject to varying degrees of credit risk in connection with holding our portfolio of loans. We will have exposure to credit risk on our commercial real estate loans and other targeted types of loans. Our Manager will seek to manage credit risk by performing deep credit fundamental analysis of potential assets and through the use of non-recourse financing, when and where available and appropriate.

Credit risk will also be addressed through our Manager’s on-going review, and loans will be monitored for variance from expected prepayments, defaults, severities, losses and cash flow on a quarterly basis.

Our Manager or affiliates of our Manager have originated all of our loans and intend to continue to originate our loans, but we may in the future also acquire loans from time to time. Our Investment Guidelines are not subject to any limits or proportions with respect to the mix of target investments that we make or that we may in the future acquire other than as necessary to maintain our exemption from registration under the Investment Company Act and our qualification as a REIT. Our investment decisions will depend on prevailing market conditions and may change over time in response to opportunities available in different interest rate, economic and credit environments. As a result, we cannot predict the percentage of our capital that will be invested in any individual target investment at any given time.

Our loan portfolio as of December 31, 2021 was concentrated with the top three borrowers representing approximately 34.6% of the funded principal and approximately 31.9% of the total commitments to borrowers. The largest loan represented approximately 15.0% of the funded principal and approximately 12.8% of the total commitments as of December 31, 2021.

Our largest borrower, the borrower for Loan #2 (“Borrower #2”), as of December 31, 2021 is a vertically integrated multi-state operator with operations in 14 different states. The senior term loan provided to Borrower #2 had $30.0 million outstanding principal as of December 31, 2021, of which $0 was unfunded. This senior term loan was advanced in three tranches, of which the first tranche ($4.0 million), second tranche ($16.0 million), and third tranche ($10.0 million) accrue interest at a rate of 15.25%, 9.75%, and 8.5% per annum, respectively, payable in cash. This senior term loan was funded with OID of 1.0%, 3.25%, and 2.4% on the first tranche, second tranche, and third tranche, respectively. The loan also requires the payment of a monthly agency fee paid to our Manager of 15 basis points, 12 basis points, and 5 basis points on the outstanding principal balance of the first tranche, second tranche, and third tranche, respectively. The loan also has a 1.0% exit fee, and certain prepayment fees, including 1.0% for prepayments occurring within 9 months of the advance date. This senior term loan contains certain representations and warranties, affirmative covenants, negative covenants and conditions that are customarily required for similar financings, including covenants that limit the borrower’s ability to incur, create, or assume certain unsecured indebtedness, and borrower’s ability to engage in certain mergers, consolidations, and asset sales. This senior term loan also requires Borrower #2 to comply with certain financial maintenance covenants (measured at the end of each fiscal quarter), including a minimum consolidated adjusted EBITDA, minimum liquidity, and minimum fixed charge coverage ratio. This senior term loan also contains customary events of default (subject, in certain instances, to specified grace periods) including, but not limited to, the failure to make payments of interest or premium, if any, on, or principal under the loans, the failure to comply with certain covenants and agreements specified in the credit agreement, defaults in respect of certain other indebtedness and certain events relating to bankruptcy or insolvency. If any event of default occurs, the principal, premium, if any, interest and any other monetary obligations on all the then outstanding amounts under the senior term loans may become due and payable immediately. Upon the occurrence of an event of default, a default interest rate of an additional 3.0%, or 6.0% for material events of default, may be applied to the outstanding principal balance, and our Manager may declare all outstanding obligations immediately due and payable (subject, in certain instances, to specified grace periods) and take such other actions as set forth in the credit agreement. Upon the occurrence of certain bankruptcy and insolvency events, the obligations under the credit agreement would automatically become due and payable.

The Company measures current expected credit losses (“CECL”) for loans held for investment based on Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13). The Company early adopted ASU 2016-13 at formation, which introduces a new credit loss methodology which requires earlier recognition of credit losses, while also providing additional transparency about credit risk. The CECL methodology utilizes a lifetime “expected credit loss” methodology for the recognition of credit losses for loans and other receivables at the time the financial asset is originated or acquired. CECL amended the previous credit loss model to reflect a reporting entity’s current estimate of all expected credit losses, not only based on historical experience and current conditions, but also by including reasonable and supportable forecasts incorporating forward-looking information. The allowance for credit losses (the “CECL Reserve”) required under ASU 2016-13 is deducted from the respective loans’ amortized cost basis on the Company’s Consolidated Balance Sheets. The allowance for credit losses attributed to unfunded loan commitments is included in “Accounts payable and accrued expenses” on the Consolidated Balance Sheets. The expected credit losses are adjusted each period for changes in expected lifetime credit losses.

Refer to footnote 3 to our consolidated financial statements for the period March 30, 2021 to December 31, 2021, titled “Loans Held for Investment, net” for more information on CECL.

Risk Management

To the extent consistent with maintaining our REIT qualification and our exemption from registration under the Investment Company Act, we seek to manage risk exposure by closely monitoring our portfolio and actively managing the financing, interest rate, credit, prepayment and convexity (a measure of the sensitivity of the duration of a loan to changes in interest rates) risks associated with holding our portfolio of loans. Generally, with the guidance and experience of our Manager:

●	we manage our portfolio through an interactive process with our Manager and generally service our self-originated loans through our Manager’s servicer;

●	we invest in a mix of floating-and fixed-rate loans to mitigate the interest rate risk associated with the financing of our portfolio;

●	we actively employ portfolio-wide and asset-specific risk measurement and management processes in our daily operations, including utilizing our Manager’s risk management tools such as software and services licensed or purchased from third-parties and proprietary analytical methods developed by our Manager; and

●	we seek to manage credit risk through our due diligence process prior to origination or acquisition and through the use of non-recourse financing, when and where available and appropriate. In addition, with respect to any particular target investment, prior to origination or acquisition our Manager’s investment team evaluates, among other things, relative valuation, comparable company analysis, supply and demand trends, shape-of-yield curves, delinquency and default rates, recovery of various sectors and vintage of collateral.

Recent Developments

Updates to Our Loan Portfolio

On January 7, 2022, January 12, 2022, and January 13, 2022, we funded additional advances on three existing borrowers’ credit facilities in the amounts of $4.0 million, $93,769, and $17.3 million, respectively. Additionally, on January 18, 2022, we closed and funded a loan to a new borrower for an aggregate commitment of $25.0 million, $10.0 million of which was advanced at closing. Further, on January 25, 2022, we funded an additional advance on an existing borrower’s credit facility in the amount of $545,000. On February 3, 2022, we closed and funded a loan to a new borrower for an aggregate commitment of $30.0 million, all of which was advanced at closing. On March, 2, 2022, March 9, 2022, and March 17, 2022, we funded additional advances to three existing borrowers’ credit facilities in the amounts of $1.8 million, $490,000, and $5.0 million, respectively. Lastly, on March 11, 2022, we closed and funded a loan to a new borrower for an aggregate commitment of $20.0 million, $17.5 million of which was advanced at closing.

Dividends Declared Per Share

For the period from March 30, 2021 (inception) through June 30, 2021, we declared a cash dividend of $0.29 per share of our common stock, relating to the period since our inception through the second quarter of 2021, which was paid on July 15, 2021 to stockholders of record as of the close of business on June 30, 2021. The total amount of the cash dividend payment was approximately $1,068,551.

For the period from July 1, 2021 through September 30, 2021, we declared a cash dividend of $0.51 per share of our common stock, relating to the third quarter of 2021, which was paid on October 20, 2021 to stockholders of record as of the close of business on September 30, 2021. The total amount of the cash dividend payment was approximately $4,067,521.

For the period from October 1, 2021 through December 31, 2021, we declared a cash dividend of $0.26 per share of our common stock, relating to the fourth quarter of 2021, which was paid on January 14, 2022 to stockholders of record as of the close of business on December 31, 2021. The total amount of the cash dividend payment was approximately $4,512,329.

The payment of these dividends is not indicative of our ability to pay such dividends in the future.

COVID-19

The spread of a novel strain of COVID-19 has caused significant business disruptions in the United States beginning in the first quarter of 2020 and has resulted in governmental authorities implementing numerous measures to try to contain the virus, such as quarantines, shelter-in-place or total lock-down orders and business limitations and shutdowns (subject to exceptions for certain “essential” operations and businesses). Over the course of the COVID-19 pandemic, medical cannabis companies have been deemed “essential” by almost all of states with legalized cannabis and stay-at-home orders. Consequently, the impact of the COVID-19 pandemic and the related regulatory and private sector response on our financial and operating results for the period ended December 31, 2021 was somewhat mitigated as all of our borrowers were permitted to continue to operate during this pandemic and we have not experienced any payment default by our borrowers nor have we made any concessions on any payments due, in each case, related to the COVID-19 pandemic.

Regardless, the full extent of the economic impact of the business disruptions caused by COVID-19 is uncertain. The outbreak of COVID-19 has severely impacted global economic activity and caused significant volatility and negative pressure in financial markets. The global impact of the outbreak has been rapidly evolving, and many countries, including the United States, have reacted by instituting quarantines, mandating business and school closures and restricting travel. As a result, the COVID-19 pandemic is negatively impacting almost every industry directly or indirectly, including the regulated cannabis industry. Although some of these measures have been lifted or scaled back, a recent resurgence of COVID-19 in certain parts of the world, including the United States, has resulted in the re-imposition of certain restrictions and may lead to more restrictions to reduce the spread of COVID-19. The extent of any effect that these disruptions may have on our operations and financial performance will depend on future developments, including possible impacts on the performance of our loans, general business activity, and ability to generate revenue, which cannot be determined. For more information see “Risk Factors — Risks Related to Our Business and Growth Strategy — The current outbreak of COVID-19, or the future outbreak of any other highly infectious or contagious diseases, could materially and adversely impact or cause disruption to our borrowers and their operations, and in turn our ability to continue to execute our business plan.”

Results of Operations

For the period of March 30, 2021 (inception) to December 31, 2021

We commenced operations on March 30, 2021 and, therefore, have no period to compare results for the period from March 30, 2021 (inception) to December 31, 2021. Our net income allocable to our common stockholders for the period ended December 31, 2021 was approximately $9.5 million or $1.47 per basic weighted average common share. Net income of approximately $9.5 million for the period ended December 31, 2021, was comprised of approximately $10.7 million of interest income, $325,648 of prepayment fee income, offset by management fees of $905,123, general and administrative expenses of 195,087, organizational expenses of $167,591, change in the provision for current expected credit losses of 147,949, professional fees of $57,458, and stock based compensation expense of $29,611. Interest income for the period ended December 31, 2021 was comprised of approximately $9.3 million of cash interest, $798,000 of PIK interest, $596,000 of OID amortization, and $61,000 of unused fee income.

For the period presented, we incurred Base Management Fees payable to our Manager of $905,123, which was net of a Base Management Fee Rebate of $187,028. Our Manager has incurred $244,720 in general and administrative expenses on our behalf and was reimbursed approximately $102,829 of such amount. Pursuant to Fee Waiver Letter Agreements executed by our Manager, dated June 30, 2021 and September 30, 2021, all Base Management Fees that would have been payable to our Manager for the period from May 1, 2021 to September 30, 2021 were voluntarily waived and are not subject to recoupment at a later date. Additionally, Pursuant to Fee Waiver Letter Agreement executed by our Manager, dated December 31, 2021, all Incentive Compensation that would have been payable to our Manager for the period from October 1, 2021 to December 31, 2021, as well as a portion of reimbursable expenses incurred during the period from October 1, 2021 to December 31, 2021, were voluntarily waived and are not subject to recoupment at a later date.

For the period of March 30, 2021 (inception) to December 31, 2021, we recorded a provision for current expected credit loss of $147,949, or 6 basis points of our total loans held at carrying value commitment balance of approximately $235.1 million and was bifurcated between (i) the current expected credit loss reserve (contra-asset) related to outstanding balances on loans held at carrying value of $134,542 and (ii) a liability for unfunded commitments of $13,407. The liability is based on the unfunded portion of loan commitments over the full contractual period over which we are exposed to credit risk through a current obligation to extend credit. Management considered the likelihood that funding will occur, and if funded, the expected credit loss on the funded portion. We continuously evaluate the credit quality of each loan by assessing the risk factors of each loan.

In connection with the commencement of our operations, we acquired a portfolio of loans from affiliated private funds managed by an affiliate of our Manager at fair value of approximately $9.9 million. An original issue discount was recorded related to the portfolio of loans acquired at fair value. The original issue discount was approximately equivalent to $81,187 of unaccreted OID associated with the underlying loans in the portfolio, which were originated prior to March 30, 2021 in arm’s-length transactions. We accrete or amortize any discounts or premiums on loans held for investment over the life of the related loan held for investment utilizing a method which approximates the effective interest method. In circumstances where, in management’s opinion, the difference between the straight-line and effective interest methods is immaterial, the straight-line method is used.

Loan Portfolio

As of December 31, 2021, our portfolio included 21 loans held for investment of approximately $197.0 million of loans receivable. The aggregate originated commitment under these loans was approximately $235.1 million and outstanding principal was approximately $200.6 million as of December 31, 2021. As of December 31, 2021, our loan portfolio had a weighted-average YTM IRR of 18.6% and was secured by real estate and, with respect to certain of our loans, substantially all assets in the borrowers and certain of their subsidiaries, including equipment, receivables, and licenses. YTM IRR is calculated using various inputs, including (i) cash and payment-in-kind (“PIK”) interest, which is capitalized and added to the outstanding principal balance of the applicable loan, (ii) original issue discount (“OID”), (iii) amortization, (iv) unused fees, and (v) exit fees. Certain of our loans have extension fees, which are not included in our YTM IRR calculations, but may increase YTM IRR if such extension options are exercised by borrowers.

As of December 31, 2021, the Company did not have any loans held for investment with floating interest rates tied to LIBOR. As of December 31, 2021, approximately 53.2% of its portfolio was comprised of floating rate loans that pay interest at the prime rate plus an applicable margin, and were subject to a prime rate floor of 3.25%. The below summarizes our portfolio as of December 31, 2021:

				Principal	Percentage
	Initial		Total	Balance	of			Periodic	YTM
Loan	Funding Date(1)	Maturity Date (2)	Commitment (3)		Our Loan Portfolio	Future Fundings	Interest Rate (4)	Payment (5)	IRR (6)
1	12/31/2019	12/31/2022	$800,000	$567,500	0.3%	$-	15.00%	P&I	21.3%
2 [8]	7/2/2020	5/30/2023	$30,000,000	$30,000,000	15.0%	$-	10.07%	I/O	13.1%
3	11/19/2020	11/30/2023	$3,750,000	$2,957,500	1.5%	$500,000	P + 11.00%[8]	P&I	17.5%
4 [9]	3/5/2021	7/31/2023	$17,875,167	$11,875,167	5.9%	$6,000,000	P + 10.00%[7]	P&I	13.5%
5	3/25/2021	3/31/2024	$17,218,015	$17,410,081	8.7%	$-	13.625% Cash, 2.75% PIK	P&I	20.7%
6 [13]	4/19/2021	4/28/2023	$12,900,000	$9,984,409	5.0%	$2,994,952	19.85%	P&I	25.3%
7	4/19/2021	4/28/2023	$3,500,000	$1,500,000	0.7%	$2,000,000	P + 12.25%[7]	P&I	17.4%
8	5/28/2021	5/31/2025	$12,900,000	$13,103,653	6.5%	$-	P + 10.75%[7] Cash, 4% PIK[10]	P&I	19.9%
9	8/20/2021	2/20/2024	$6,000,000	$4,500,000	2.2%	$1,500,000	P + 9.00%[7]	P&I	13.3%
10	8/24/2021	8/30/2024	$25,000,000	$19,340,552	9.6%	$5,714,286	13% Cash, 1% PIK	P&I	16.0%
11	9/1/2021	9/1/2024	$9,500,000	$9,457,895	4.7%	$95,329	P + 9.25%[7] Cash, 2% PIK	P&I	17.5%
12	9/3/2021	6/30/2024	$15,000,000	$15,149,304	7.6%	$-	P + 10.75%[7] Cash, 3% PIK	P&I	19.3%
13	9/20/2021	9/30/2024	$470,411	$431,210	0.2%	$-	11.00%	P&I	21.4%
14	9/21/2021	3/21/2022	$3,100,000	$3,100,000	1.5%	$-	17.00%	I/O	26.2%
15	9/30/2021	9/30/2024	$20,000,000	$20,102,396	10.0%	$-	P + 8.75%[7] Cash, 2% PIK	I/O	17.4%
16	11/8/2021	10/31/2024	$20,000,000	$12,000,000	6.0%	$8,000,000	13.00%	P&I	18.5%
17	11/22/2021	11/22/2022	$10,600,000	$10,600,000	5.3%	$-	P + 7.00%[7]	I/O	12.4%
18	12/27/2021	12/27/2026	$5,000,000	$5,001,389	2.5%	$-	15% Cash, 2.5% PIK	P&I	19.3%
19	12/29/2021	12/29/2023	$6,000,000	$3,601,000	1.8%	$2,400,000	10.50% Cash, 1% to 5% PIK [11]	I/O	18.3%
20 [12]	12/29/2021	3/29/2022	$2,450,000	$2,450,000	1.2%	$-	8.50%	I/O	124.7%
21	12/30/2021	12/31/2024	$13,000,000	$7,500,000	3.7%	$5,500,000	P + 9.25%[7]	P&I	18.7%
		Subtotal	$235,063,593	$200,632,056	100.0%	$34,704,567	14.0%	Wtd Average	18.6%

1	All loans originated prior to April 1, 2021 were purchased from affiliated entities at fair value plus accrued interest on or subsequent to April 1, 2021.

2	Certain loans have extension options from original maturity date.

3	Total Commitment excludes future amounts to be advanced at sole discretion of the lender

4	“P” = prime rate and depicts floating rate loans that pay interest at the prime rate plus a specific percentage; “PIK” = paid in kind interest.

5	P&I = principal and interest. I/O = interest only. P&I loans may include interest only periods for a portion of the loan term.

6	Includes OID, unused fees, and exit fees, but assumes no prepayment penalties or early payoffs.

8

The aggregate loan commitment to Loan #2 includes a $4.005 million initial advance, which has an interest rate of 15.25%, a second advance of $15.995 million, which has an interest rate of 9.75%, and a third advance of $10.0 million, which has an interest rate of 8.5%. The statistics presented reflect the weighted average of the terms under all advances for the total aggregate loan commitment.

7	Subject to a prime rate floor of 3.25%.

9

The aggregate loan commitment to Loan #4 includes a $5.98 million initial advance, which has an interest rate of P + 10.00%, maturing on March 31, 2022, and a second advance of $4.0 million, which has an interest rate of P + 10.00%, maturing on July 31, 2023. The statistics presented reflect the weighted average of the terms under both advances for the total aggregate loan commitment.

10	Subject to adjustment not below 2% if borrower receives at least two consecutive quarters of positive cash flow after the closing date.

11

PIK is variable with an initial rate of five percent (5.00%) per annum until Borrower’s delivery to Administrative Agent and the Lenders of audited financial statements for the Fiscal Year ending December 31, 2021, at which time the PIK interest rate shall equal a rate of one percent (1.00%) if EBITDA is greater than $6,000,000; three percent (3.00%) if EBITDA is greater than $4,000,000 and less than or equal to $6,000,000; or will remain at five percent (5.00%) if EBITDA is less than $4,000,000.

12	The YTM IRR on Loan #20 is 124.7% due to the short term nature of the loan and amount of OID withheld during funding.

13

The aggregate loan commitment to Loan #6 includes $7.9 million advanced under a delayed draw term loan, which has an interest rate of P + 11.75% and 2.00% PIK, and a second commitment of $2.0 million, which has an interest rate of 39.00%. The statistics presented reflect the weighted average of the terms under all advances for the total aggregate loan commitment.

The following tables summarize our loans held for investment as of December 31, 2021:

	Outstanding Principal (1)	Original Issue Discount	Carrying Value (1)	Weighted Average Remaining Life (Years) (2)
Senior Term Loans	$200,632,056	$(3,647,490)	$196,984,566	2.2
Total loans held at carrying value	200,632,056	(3,647,490)	196,984,566	2.2
Allowance for credit losses	N/A	N/A	(134,542)
Total loans held at carrying value, net	$200,632,056	$(3,647,490)	$196,850,024

(1)	The difference between the Carrying Value and the Outstanding Principal amount of the loans consists of unaccreted original issue discount and loan origination costs
(2)	Weighted average remaining life is calculated based on the carrying value of the loans as of December 31, 2021

During the period from March 30, 2021 (inception) to December 31, 2021, we funded approximately $174.4 million of outstanding principal in addition to approximately $40.2 million of outstanding principal contributed from affiliates of our Manager. We received approximately $9.8 million of payments applied to outstanding principal balances, and we sold approximately $5.0 million of loans. The following table presents changes in loans held for investment at carrying value as of and for the period from March 30, 2021 (inception) to December 31, 2021:

	Principal	Original Issue Discount	Allowance for Credit Losses	Carrying Value
Balance at March 30, 2021 (inception)	$-	$-	$-	$-
Loans contributed	40,191,921	(846,724)	-	39,345,197
New fundings	174,445,480	(3,529,406)	-	170,916,074
Principal repayment of loans	(9,798,364)	-	-	(9,798,364)
Accretion of original issue discount	-	595,872	-	595,872
Sale of loans	(5,005,000)	132,768	-	(4,872,232)
PIK Interest	798,019	-	-	798,019
Provision for credit losses	-	-	(134,542)	(134,542)
Balance at December 31, 2021	$200,632,056	$(3,647,490)	$(134,542)	$196,850,024

We may make modifications to loans, including loans that are in default. Loan terms that may be modified include interest rates, required prepayments, maturity dates, covenants, principal amounts and other loan terms. The terms and conditions of each modification vary based on individual circumstances and will be determined on a case by case basis. Our Manager monitors and evaluates each of our loans held for investment and has maintained regular communications with borrowers regarding the potential impacts of the COVID-19 pandemic on our loans.

Key Financial Measures and Indicators

As a commercial real estate finance company, we believe the key financial measures and indicators for our business are Distributable Earnings, Adjusted Distributable Earnings, book value per share and dividends declared per share.

Distributable Earnings and Adjusted Distributable Earnings

In addition to using certain financial metrics prepared in accordance with GAAP to evaluate our performance, we also use Distributable Earnings and Adjusted Distributable Earnings to evaluate our performance. Each of Distributable Earnings and Adjusted Distributable Earnings is a measure that is not prepared in accordance with GAAP. We define Distributable Earnings as, for a specified period, the net income (loss) computed in accordance with GAAP, excluding (i) non-cash equity compensation expense, (ii) Incentive Compensation, (iii) depreciation and amortization, (iv) any unrealized gains, losses or other non-cash items recorded in net income (loss) for the period, regardless of whether such items are included in other comprehensive income or loss, or in net income (loss); provided that Distributable Earnings does not exclude, in the case of investments with a deferred interest feature (such as OID, debt instruments with PIK interest and zero coupon securities), accrued income that we have not yet received in cash, (v) provision for current expected credit losses and (vi) one-time events pursuant to changes in GAAP and certain non-cash charges, in each case after discussions between our Manager and our independent directors and after approval by a majority of such independent directors. We define Adjusted Distributable Earnings, for a specified period, as Distributable Earnings excluding certain non-recurring organizational expenses (such as one-time expenses related to our formation and start-up).

We believe providing Distributable Earnings and Adjusted Distributable Earnings on a supplemental basis to our net income as determined in accordance with GAAP is helpful to stockholders in assessing the overall performance of our business. As a REIT, we are required to distribute at least 90% of our annual REIT taxable income and to pay tax at regular corporate rates to the extent that we annually distribute less than 100% of such taxable income. Given these requirements and our belief that dividends are generally one of the principal reasons that stockholders invest in our common stock, we generally intend to attempt to pay dividends to our stockholders in an amount equal to our net taxable income, if and to the extent authorized by our Board. Distributable Earnings is one of many factors considered by our Board in authorizing dividends and, while not a direct measure of net taxable income, over time, the measure can be considered a useful indicator of our dividends.

Distributable Earnings and Adjusted Distributable Earnings should not be considered as substitutes for GAAP net income. We caution readers that our methodology for calculating Distributable Earnings and Adjusted Distributable Earnings may differ from the methodologies employed by other REITs to calculate the same or similar supplemental performance measures, and as a result, our reported Distributable Earnings and Adjusted Distributable Earnings may not be comparable to similar measures presented by other REITs.

The following table provides a reconciliation of GAAP net income to Distributable Earnings and Adjusted Distributable Earnings (in thousands, except per share data):

For the period from March 30, 2021 (inception) to December 31, 2021
Net Income	$9,496,436
Adjustments to net income
Non-cash equity compensation expense	29,611
Depreciation and amortization	75,861
Unrealized (gain), losses, or other non-cash items	-
Provision for current expected credit losses	147,949
One-time events pursuant to changes in GAAP and certain non-cash charges	-
Distributable Earnings	$9,749,857
Adjustments to Distributable Earnings
Certain organizational expenses	167,591
Adjusted Distributable Earnings	$9,917,448
Basic weighted average shares of common stock outstanding (in shares)	6,442,865
Adjusted Distributable Earnings per Weighted Average Share	$1.54
Diluted weighted average shares of common stock outstanding (in shares)	6,450,383
Adjusted Distributable Earnings per Weighted Average Share	$1.54

Book Value Per Share

The book value per share of our common stock as of December 31, 2021 was approximately $15.13.

Dividends Declared Per Share

For the period from March 30, 2021 (inception) through June 30, 2021, we declared a cash dividend of $0.29 per share of our common stock, relating to the period since our inception through the second quarter of 2021, which was paid on July 15, 2021 to stockholders of record as of the close of business on June 30, 2021. The total amount of the cash dividend payment was approximately $1,068,551.

For the period from July 1, 2021 through September 30, 2021, we declared a cash dividend of $0.51 per share of our common stock, relating to the third quarter of 2021, which was paid on October 20, 2021 to stockholders of record as of the close of business on September 30, 2021. The total amount of the cash dividend payment was approximately $4,067,521.

For the period from October 1, 2021 through December 31, 2021, we declared a cash dividend of $0.26 per share of our common stock, relating to the fourth quarter of 2021, which was paid on January 14, 2022 to stockholders of record as of the close of business on December 31, 2021. The total amount of the cash dividend payment was approximately $4,512,329.

The payment of these dividends is not indicative of our ability to pay such dividends in the future.

Liquidity and Capital Resources

Liquidity is a measure of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund and maintain our assets and operations, make distributions to our stockholders and meet other general business needs. We use significant cash to invest in loans, repay principal and interest on our borrowings, make distributions to our stockholders and fund our operations.

Our primary sources of cash generally consist of unused borrowing capacity under our financing sources, the net proceeds of future offerings, payments of principal and interest we receive on our portfolio of assets and cash generated from our operating results. We expect that our primary sources of financing will be, to the extent available to us, through (a) credit facilities and (b) public and private offerings of our equity and debt securities. In the future, we may utilize other sources of financing to the extent available to us. As the cannabis industry continues to evolve and to the extent that additional states legalize cannabis, the demand for capital continues to increase as operators seek to enter and build out new markets. We expect the principal amount of the loans we originate to increase and that we will need to raise additional equity and/or debt funds to increase our liquidity in the near future.

As of December 31, 2021, all of our cash was unrestricted and totaled approximately $80.2 million.

The sources of financing for our target investments are described below.

Credit Facilities, Warehouse Facilities and Repurchase Agreements

In May 2021, in connection with our acquisition of our financing subsidiary, CAL, we were assigned a secured revolving credit facility (the “Revolving Loan”). The Revolving Loan has an aggregate borrowing base of up to $10,000,000 and bears interest, payable in cash in arrears, at a per annum rate equal to the greater of (x) Prime Rate plus 1.00% and (y) 4.75%. We incurred debt issuance costs of $100,000 related to the origination of the Revolving Loan, which were capitalized and are subsequently being amortized through maturity. The maturity date of the Revolving Loan is the earlier of (i) February 12, 2023 and (ii) the date on which the Revolving Loan is terminated pursuant to terms in the Revolving Loan agreement.

On December 16, 2021, we amended the Revolving Loan (the “First Amendment”). The First Amendment increased the loan commitment from $10,000,000 to $45,000,000, decreased the interest rate, from the greater of the (1) Prime Rate plus 1.00% and (2) 4.75% to the greater of (1) the Prime Rate plus the applicable margin and (2) 3.25%. The applicable margin depends on the ratio of debt to equity of CAL and increases from 0% at a ratio of 0.25 to 1 to 1.25% at a ratio of 1.5 to 1. The First Amendment also extended the maturity date from February 12, 2023 to the earlier of (i) December 16, 2023 and (ii) the date on which the Revolving Loan is terminated pursuant to terms in the Revolving Loan agreement. We incurred debt issuance costs of $859,500 related to the First Amendment, which were capitalized and are subsequently being amortized through maturity. As of December 31, 2021, unamortized debt issuance costs related to the Revolving Loan and First Amendment of $868,022 are recorded in Other Assets on the Consolidated Balance Sheet.

The Revolving Loan incurs unused fees at a rate of 0.25% per annum. During the period from March 30, 2021 (inception) to December 31, 2021, we incurred $17,916 of unused fees, recorded as General and Administrative Expense on the Consolidated Statement of Operations. For the period from March 30, 2021 (inception) to December 31, 2021, we did not borrow against the Revolving Loan and therefore no interest expense was incurred for the period then ended. In the future, we may use certain sources of financing to fund the origination or acquisition of our target investments, including credit facilities and other secured and unsecured forms of borrowing. These financings may be collateralized or non-collateralized and may involve one or more lenders. We expect that these facilities will typically have maturities ranging from two to five years and may accrue interest at either fixed or floating rates.

During the period ended December 31, 2021, we did not borrow against the Revolving Loan and had $0 outstanding under the Revolving Loan as of December 31, 2021.

Capital Markets

We may seek to raise further equity capital and issue debt securities in order to fund our future investments in loans.

Cash Flows

The following table sets forth changes in cash and cash equivalents for the period of March 30, 2021 (inception) through December 31, 2021:

Period from March 30, 2021 (inception) to December 31, 2021
Net income	$9,496,436
Adjustments to reconcile net income to net cash provided by (used in) operating activities and changes in operating assets and liabilities	(3,770,882)
Net cash provided by operating activities	5,725,554
Net cash used in investing activities	(145,221,676)
Net cash provided by financing activities	219,744,648
Change in cash and cash equivalents	$80,248,526

Net Cash Provided by (Used in) Operating Activities

For the period of March 30, 2021 (inception) through December 31, 2021, net cash provided by operating activities totaled approximately $5.7 million. For the period of March 30, 2021 (inception) through December 31, 2021, adjustments to net income related to operating activities primarily included accretion of deferred loan original issue discount and other discounts of approximately $596,000, PIK interest of approximately $798,000, provision for current expected credit losses of approximately $148,000, amortization of deferred financing costs relating to the revolving credit facility of approximately $76,000, stock-based compensation expense of approximately $30,000, and changes in operating assets and liabilities of approximately $2.6 million.

Net Cash Provided by (Used in) Investing Activities

For the period of March 30, 2021 (inception) through December 31, 2021, net cash used in investing activities totaled approximately $145.2 million. The net cash used in investing activities was primarily a result of the cash used for the origination and funding of loans held for investment of approximately $161.7 million, exceeding the cash received from principal repayment of loans held for investment of approximately $9.8 million, cash received from the sale of loans of approximately $4.9 million, purchase of debt securities of approximately $16.1 million, and investment payable to a related party of approximately $1.8 million for the period of March 30, 2021 (inception) through December 31, 2021.

Net Cash Provided by (Used in) Financing Activities

For the period of March 30, 2021 (inception) through December 31, 2021, net cash provided by financing activities totaled approximately $219.7 million and related to proceeds from the issuance of our common stock of approximately $226.0 million, less offering costs relating to our initial public offering of approximately $1.2 million, and less approximately $5.1 million in dividends paid.

Leverage Policies

Although we are not required to maintain any particular leverage ratio, we expect to employ prudent amounts of leverage and, when appropriate, to use debt as a means of providing additional funds for the acquisition of loans, to refinance existing debt or for general corporate purposes. Leverage is primarily used to provide capital for forward commitments until additional equity is raised or additional medium- to long-term financing is arranged. This policy is subject to change by management and our Board.

Dividends

We intend to elect to be taxed as a REIT for United States federal income tax purposes and, as such, anticipate annually distributing to our stockholders at least 90% of our REIT taxable income, prior to the deduction for dividends paid and our net capital gain. If we distribute less than 100% of our REIT taxable income in any tax year (taking into account any distributions made in a subsequent tax year under Sections 857(b)(9) or 858 of the Code), we will pay tax at regular corporate rates on that undistributed portion. Furthermore, if we distribute less than the sum of (i) 85% of our ordinary income for the calendar year, (ii) 95% of our capital gain net income for the calendar year and (iii) any Required Distribution to our stockholders during any calendar year (including any distributions declared by the last day of the calendar year but paid in the subsequent year), then we are required to pay non-deductible excise tax equal to 4% of any shortfall between the Required Distribution and the amount that was actually distributed. Any of these taxes would decrease cash available for distribution to our stockholders. The 90% distribution requirement does not require the distribution of net capital gains. However, if we elect to retain any of our net capital gain for any tax year, we must notify our stockholders and pay tax at regular corporate rates on the retained net capital gain. The stockholders must include their proportionate share of the retained net capital gain in their taxable income for the tax year, and they are deemed to have paid the REIT’s tax on their proportionate share of the retained capital gain. Furthermore, such retained capital gain may be subject to the nondeductible 4% excise tax. If we determine that our estimated current year taxable income (including net capital gain) will be in excess of estimated dividend distributions (including capital gains dividends) for the current year from such income, we accrue excise tax on a portion of the estimated excess taxable income as such taxable income is earned.

To the extent that our cash available for distribution is less than the amount required to be distributed under the REIT provisions of the Code, we may be required to fund distributions from working capital or through equity, equity-related or debt financings or, in certain circumstances, asset sales, as to which our ability to consummate transactions in a timely manner on favorable terms, or at all, cannot be assured, or we may make a portion of the Required Distribution in the form of a taxable stock distribution or distribution of debt securities.

Policies and Estimates

Our consolidated financial statements are prepared in accordance with GAAP which requires the use of estimates and assumptions that involve the exercise of judgment as to future uncertainties. In accordance with SEC guidance, the following discussion addresses the accounting policies that we believe apply to us based on the nature of our initial operations. Our most critical accounting policies involve decisions and assessments that could affect our reported assets and liabilities, as well as our reported revenues and expenses. We believe that all of the decisions and assessments used to prepare our consolidated financial statements are based upon reasonable assumptions given the information available to us at that time. Our critical accounting policies and accounting estimates will be expanded over time as we fully implement our strategy. Those accounting policies and estimates that we believe are most critical to an investor’s understanding of our financial results and condition and require complex management judgment are discussed below.

CECL Reserve

In accordance with ASC 326, we record allowances for our loans held for investment. The allowances are deducted from the gross carrying amount of the assets to present the net carrying value of the amounts expected to be collected on such assets. We estimate our CECL Reserve using a probability-weighted model that considers the likelihood of default and expected loss given default for each individual loan based on the risk profile for approximately three years after which we immediately revert to use of historical loss data. Previously, we utilized the weighted average remaining maturity ("WARM") method. For the period ended December 31, 2021, we concluded that the probability-of-default/loss-given-default method is a more suitable for our portfolio and sustainable as part of our operations and ongoing portfolio monitoring process. For the period ended December 31, 2021, there was no material difference in the loan loss reserve outcome under this method, when compared to the previous method applied, and this constitutes a change in method of application of ASC 326, not a change in accounting estimate. In the future, we may use other acceptable methods, such as a discounted cash flow method, WARM method, or other methods permitted under ASC 326.

ASC 326 requires an entity to consider historical loss experience, current conditions, and a reasonable and supportable forecast of the macroeconomic environment. We evaluate our loans on a collective (pool) basis by aggregating on the basis of similar risk characteristics, primarily: (i) industry sector of the borrower, (ii) risk ratings, (iii) collateral type, and (iv) term, among other characteristics. We make the judgment that loans to cannabis-related borrowers with risk ratings indicating very low or low risk (1 and 2, respectively) that are fully collateralized by real estate with short maturities of less than three years exhibit similar risk characteristics and are evaluated as a pool. Further, loans that are not fully collateralized by real estate, but other forms of collateral, including equity pledges of the borrower, and otherwise have similar characteristics as those collateralized by real estate are evaluated as a pool. All other loans are analyzed individually, either because they operate in a different industry, have higher risk, or have maturities that extend beyond the forecast horizon for which we are able to derive reasonable and supportable forecasts.

Estimating the CECL Reserve also requires significant judgment with respect to various factors, including (i) the appropriate historical loan loss reference data, (ii) the expected timing of loan repayments, (iii) calibration of the likelihood of default to reflect the risk characteristics of our loan portfolio and (iv) our current and future view of the macroeconomic environment. From time to time, we may consider loan-specific qualitative factors on certain loans to estimate our CECL Reserve, which may include (i) whether cash from the borrower’s operations is sufficient to cover the debt service requirements currently and into the future, (ii) the ability of the borrower to refinance the loan and (iii) the liquidation value of collateral. For loans where we have deemed the borrower/sponsor to be experiencing financial difficulty, we may elect to apply a practical expedient, in which the fair value of the underlying collateral is compared to the amortized cost of the loan in determining a CECL Reserve.

To estimate the historic loan losses relevant to our portfolio, we evaluate our historical loan performance, which includes zero realized loan losses since our inception of operations. Additionally, we analyzed our repayment history, noting we have limited “true” operating history, since the incorporation date of March 30, 2021. However, our Sponsor has had operations for the past two fiscal years and has made investments in similar loans, that have similar characteristics including; interest rate, collateral coverage, guarantees, and prepayment/make whole provisions, which fall into the pools identified above. The Sponsor has experienced prepayment on six loans since its inception history, and in no such case was an event of loss experienced. Given the similarity of the structuring of the credit agreements for the loans in our portfolio, management considered it appropriate to consider the past repayment history of loans originated by the Sponsor in determining the extent to which we should record a CECL reserve.

In addition, we review each loan on a quarterly basis and evaluates the borrower’s ability to pay the monthly interest and principal, if required, as well as the loan-to-value (LTV) ratio. In considering the potential current expected credit loss, the Manager primarily considered significant inputs to our forecasting methods, which include (i) key loan-specific inputs such as the value of the real estate collateral, liens on equity (including the equity in the entity that holds the state-issued license to cultivate, process, distribute, or retail cannabis), presence of personal or corporate guarantees, among other credit enhancements, LTV ratio, loan-term, geographic location, and expected timing and amount of future loan fundings, (ii) performance against the underwritten business plan and our internal loan risk rating and (iii) a macro-economic forecast. Regarding real estate collateral, we cannot take the position of mortgagee-in-possession as long as the property is used by a cannabis operator, but we can request that the court appoint a receiver to manage and operate the subject real property until the foreclosure proceedings are completed. Additionally, while we cannot foreclose under state Uniform Commercial Code (“UCC”) and take title or sell equity in a licensed cannabis business, a potential purchaser of a delinquent or defaulted loan could. Estimating the enterprise value of our borrowers in order to calculate LTV ratios is often a significant estimate. We rely primarily on comparable transactions to estimate enterprise value of our portfolio companies and supplement such analysis with a multiple-based approach to enterprise value to revenue multiples of publicly-traded comparable companies obtained from S&P CapitalIQ as of the relevant period end, to which we apply a private company discount based on our current borrower profile. These estimates may change in future periods based on available future macro-economic data and might result in a material change in our future estimates of expected credit losses for our loan portfolio.

In order to estimate the future expected loan losses relevant to our portfolio, we utilize historical market loan loss data obtained from Federal Reserve economic data for bank business loans, which we believe is a reasonably comparable and available data set to our loans. We expect the period from 2018-2021 to be representative for future credit losses during the years of 2022-2024, as the cannabis industry is maturing, consumer adoption is increasing, and demand for production and retail capacity is increasing. For periods beyond the reasonable and supportable forecast period, we revert back to historical loss data. The measurement of expected credit losses under CECL is applicable to financial assets measured at amortized cost, and off-balance sheet credit exposures such as unfunded loan commitments.

All of the above assumptions, although made with the most available information at the time of the estimate, are subjective and actual activity may not follow the estimated schedule. These assumptions impact the future balances that the loss rate will be applied to and as such impact our CECL Reserve. As we acquire new loans and our Manager monitors loan and borrower performance, these estimates will be revised each period.

Risk Ratings

We assess the risk factors of each loan, and assigns a risk rating based on a variety of factors, including, without limitation, payment history, real estate collateral coverage, property type, geographic and local market dynamics, financial performance, enterprise value of the portfolio company, loan structure and exit strategy, and project sponsorship. This review is performed quarterly. Based on a 5-point scale, our loans are rated “1” through “5,” from less risk to greater risk, which ratings are defined as follows:

Rating	Definition
1	Very low risk
2	Low risk
3	Moderate/average risk
4	High risk/potential for loss: a loan that has a risk of realizing a principal loss
5	Impaired/loss likely: a loan that has a high risk of realizing principal loss, has incurred principal loss or an impairment has been recorded

The risk ratings are primarily based on historical data and current conditions specific to each portfolio company, as well as consideration of future economic conditions and each borrower’s estimated ability to meet debt service requirements.

As of December 31, 2021, the carrying value of loans held at carrying value and loans receivable at carrying value within each risk rating by year of origination is as follows:

Risk Rating	2021	Total
1	$167,908,805	$167,908,805
2	29,075,761	29,075,761
3	-	-
4	-	-
5	-	-
Total	$196,984,566	$196,984,566

Income Taxes

We are a Maryland corporation that intends to elect to be taxed and qualify as a REIT under the Code, commencing with our taxable year ending December 31, 2021. We believe that our proposed method of operation will enable us to qualify as a REIT. However, no assurances can be given that our beliefs or expectations will be fulfilled, since qualification as a REIT depends on us satisfying numerous asset, income and distribution tests which depend, in part, on our operating results.

To qualify as a REIT, we must meet a number of organizational and operational requirements, including a requirement that we distribute annually to our stockholders at least 90% of our REIT taxable income prior to the deduction for dividends paid and our net capital gain. To the extent that we distribute less than 100% of our REIT taxable income in any tax year (taking into account any distributions made in a subsequent tax year under Sections 857(b)(9) or 858 of the Code), we will pay tax at regular corporate rates on that undistributed portion. Furthermore, if we distribute less than the sum of 1) 85% of our ordinary income for the calendar year, 2) 95% of our capital gain net income for the calendar year, and 3) any Required Distributions to our stockholders during any calendar year (including any distributions declared by the last day of the calendar year but paid in the subsequent year), then we are required to pay a non-deductible excise tax equal to 4% of any shortfall between the Required Distribution and the amount that was actually distributed. The 90% distribution requirement does not require the distribution of net capital gains. However, if we elect to retain any of our net capital gain for any tax year, we must notify our stockholders and pay tax at regular corporate rates on the retained net capital gain. The stockholders must include their proportionate share of the retained net capital gain in their taxable income for the tax year, and they are deemed to have paid the REIT’s tax on their proportionate share of the retained capital gain. Furthermore, such retained capital gain may be subject to the nondeductible 4% excise tax. If it is determined that our estimated current year taxable income will be in excess of estimated dividend distributions (including capital gain dividend) for the current year from such income, we accrue excise tax on estimated excess taxable income as such taxable income is earned. The annual expense is calculated in accordance with applicable tax regulations. Excise tax expense is included in the line item income tax expense.

FASB ASC Topic 740, Income Taxes (“ASC 740”), prescribes a recognition threshold and measurement attribute for the consolidated financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. We have analyzed our various federal and state filing positions and believe that our income tax filing positions and deductions are well documented and supported as of December 31, 2021. Based on our evaluation, there is no reserve for any uncertain income tax positions. Accrued interest and penalties, if any, are included within other liabilities in the balance sheets.

JOBS Act Accounting Election

As an emerging growth company under the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, we can take advantage of an extended transition period for complying with new or revised accounting standards. This allows an emerging growth company to delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to avail ourselves of this exemption from new or revised accounting standards and, therefore, will not be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies. We intend to rely on other exemptions provided by the JOBS Act, including without limitation, not being required to comply with the auditor attestation requirements of Section 404(b) of Sarbanes-Oxley. As a result, our consolidated financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

We will remain an emerging growth company until the earliest of (i) the last day of the fiscal year following the fifth anniversary of the consummation of this offering, (ii) the last day of the fiscal year in which we have total annual gross revenue of at least $1.07 billion, (iii) the last day of the fiscal year in which we are deemed to be a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our common stock held by non-affiliates exceeded $700.0 million as of the last business day of the second fiscal quarter of such year, or (iv) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

Recent Accounting Pronouncements

Refer to footnote 2 to our consolidated financial statements for the period March 30, 2021 (inception) to December 31, 2021, titled “Significant Accounting Policies” for information on recent accounting pronouncements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risks in the ordinary course of our business. These risks primarily relate to fluctuations in interest rates. Our loans are typically valued using a yield analysis, which is typically performed for non-credit impaired loans to borrowers. Changes in market yields may change the fair value of certain of our loans. Generally, an increase in market yields may result in a decrease in the fair value of certain of our loans, however this is mitigated to the extent our loans bear interest at a floating rate. As of December 31, 2021, we had 11 floating-rate loans, representing approximately 53.2% of our loan portfolio based on aggregate outstanding principal balances, subject to a prime rate floor of 3.25%. We estimate that a hypothetical 100 basis points increase in the prime rate would result in an increase in annual interest income of approximately $989.7 thousand and a 100 basis points decrease in prime rate would not affect our interest income due to the prime rate floor on our loans. This assumes that the prime rate floor of our floating-rate loans remains at 3.25%.

Risk Management

To the extent consistent with maintaining our REIT qualification and our exemption from registration under the Investment Company Act, we seek to manage risk exposure by closely monitoring our portfolio and actively managing the financing, interest rate, credit, prepayment and convexity (a measure of the sensitivity of the duration of a loan to changes in interest rates) risks associated with holding our portfolio of loans. Generally, with the guidance and experience of our Manager:

●	we manage our portfolio through an interactive process with our Manager and service our self-originated loans through our Manager’s servicer;

●	we invest in a mix of floating-rate and fixed-rate loans to mitigate the interest rate risk associated with the financing of our portfolio;

●	we actively employ portfolio-wide and asset-specific risk measurement and management processes in our daily operations, including utilizing our Manager’s risk management tools such as software and services licensed or purchased from third-parties and proprietary analytical methods developed by our Manager; and

●	we seek to manage credit risk through our due diligence process prior to origination or acquisition and through the use of non-recourse financing, when and where available and appropriate. In addition, with respect to any particular target investment, prior to origination or acquisition our Manager’s investment team evaluates, among other things, relative valuation, comparable company analysis, supply and demand trends, shape-of-yield curves, delinquency and default rates, recovery of various sectors and vintage of collateral.

Changes in Fair Value of Our Assets

We generally hold our target investments as long-term loans; however, we may occasionally classify some of our loans as held for sale. We may carry our loans at fair value or carrying value in our balance sheet. As of December 31, 2021, none of our loans held for investment were carried at fair value.

We evaluate our loans on a quarterly basis. We may use an independent third-party valuation firm to provide input in the valuation of certain of our unquoted investments, which we consider along with other various subjective and objective factors in making our evaluations.

Our loans are typically valued using a yield analysis, which is typically performed for non-credit impaired loans to borrowers. To determine fair value using a yield analysis, a current price is imputed for the loan based upon an assessment of the expected market yield for a similarly structured loan with a similar level of risk. In the yield analysis, we consider the current contractual interest rate, the maturity and other terms of the loan relative to risk of the borrower and the specific loan. A key determinant of risk, among other things, is the leverage through the loan relative to the enterprise value of the borrower. As loans held by us are substantially illiquid with no active transaction market, we depend on primary market data, including newly funded loans, as well as secondary market data with respect to high-yield debt instruments and syndicated loans, as inputs in determining the appropriate market yield, as applicable. Changes in market yields may change the fair value of certain of our loans. Generally, an increase in market yields may result in a decrease in the fair value of certain of our loans, however this is mitigated to the extent our loans bear interest at a floating rate.

Due to the inherent uncertainty of determining the fair value of loans that do not have a readily available market value, the fair value of our loans may fluctuate from period to period. Additionally, the fair value of our loans may differ significantly from the values that would have been used had a ready market existed for such loans and may differ materially from the values that we may ultimately realize. Further, such loans are generally subject to legal and other restrictions on resale or otherwise are less liquid than publicly traded securities. If we were required to liquidate our investment in a loan in a forced or liquidation sale, we could realize significantly less than the value at which we had recorded such loan investment.

Market Conditions

We provide loans to established companies operating in the cannabis industry which involves significant risks, including the risk of strict enforcement against our borrowers of the federal illegality of cannabis, our borrowers’ inability to renew or otherwise maintain their licenses or other requisite authorizations for their cannabis operations, and such loans lack of liquidity, and we could lose all or part of any of our loans.

We believe that favorable market conditions, including an imbalance in supply and demand of credit to cannabis operating companies, have provided attractive opportunities for non-bank lenders, such as us, to finance commercial real estate loans and other loans that exhibit strong fundamentals but also require more customized financing structures and loan products than regulated financial institutions can presently provide. Additionally, to the extent that additional states legalize cannabis, our addressable market will increase. While we intend to continue capitalizing on these opportunities and growing the size of our portfolio, we are aware that the competition for the capital we provide is increasing.

Our ability to grow or maintain our business depends on state laws pertaining to the cannabis industry. New laws that are adverse to our borrowers may be enacted, and current favorable state or national laws or enforcement guidelines relating to cultivation, production and distribution of cannabis may be modified or eliminated in the future, which would impede our ability to grow and could materially adversely affect our business.

Management’s plan to mitigate risks include monitoring the legal landscape as deemed appropriate.  Also, should a loan default or otherwise be seized, we may be prohibited from owning cannabis assets and thus could not take possession of collateral, in which case we would look to sell the loan, which could result in us realizing a loss on the transaction.

While we believe the principal amounts of our loans are generally adequately protected by underlying collateral value, there is a risk that we will not realize the entire principal value of certain loans, particularly those not fully collateralized by real estate. In order to mitigate that risk, our loans are generally collateralized by other assets, such as equipment, receivables, licenses or other assets of the borrowers to the extent permitted by applicable laws and regulations. In addition, we seek to impose strict loan covenants and seek personal or corporate guarantees for additional protection. As of December 31, 2021, 92% of our portfolio is fully secured by real estate and 8% has limited or no real estate collateral. Our portfolio on average had real estate collateral coverage of 2.2x as of December 31, 2021, and all of our loans are secured by equity pledges of the borrower and all asset liens.

Credit Risk

We are subject to varying degrees of credit risk in connection with our loans and interest receivable. Our Manager seeks to mitigate this risk by seeking to originate loans, and may in the future acquire loans, of higher quality at appropriate prices given anticipated and unanticipated losses, by employing a comprehensive review and selection process and by proactively monitoring originated and acquired loans. Nevertheless, unanticipated credit losses could occur that could adversely impact our operating results. For additional information regarding the credit risk associated with our loans and interest receivables, see “Risk Factors— Loans to relatively new and/or small companies and companies operating in the cannabis industry generally involve significant risks.”

Our Manager or affiliates of our Manager have originated all of our loans and intend to continue to originate our loans, but we may in the future also acquire loans from time to time. Our Investment Guidelines are not subject to any limits or proportions with respect to the mix of target investments that we make or that we may in the future acquire other than as necessary to maintain our exemption from registration under the Investment Company Act and our qualification as a REIT. Our investment decisions will depend on prevailing market conditions and may change over time in response to opportunities available in different interest rate, economic and credit environments. As a result, we cannot predict the percentage of our capital that will be invested in any individual target investment at any given time.

Real Estate Risk

Commercial real estate loans are subject to volatility and may be affected adversely by a number of factors, including, but not limited to, national, regional and local economic conditions (which may be adversely affected by industry slowdowns and other factors); local real estate conditions; changes or continued weakness in specific industry segments; construction quality, age and design; demographic factors; and retroactive changes to building or similar codes. In addition, decreases in property values reduce the value of the collateral and the potential proceeds available to a borrower to repay the underlying loan or loans, as the case may be, which could also cause us to suffer losses.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

Chicago Atlantic Real Estate Finance, Inc.

Chicago, Illinois

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Chicago Atlantic Real Estate Finance, Inc. (the “Company”) as of December 31, 2021, the related consolidated statements of operations, equity, and cash flows for the period from March 30, 2021 (inception) to December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021, and the results of its operations and its cash flows for the period from March 30, 2021 (inception) to December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ BDO USA, LLP

We have served as the Company's auditor since 2021.

Chicago, Illinois

April 14, 2022

Chicago Atlantic Real Estate Finance, Inc.
Consolidated Balance Sheet
As of December 31, 2021

December 31, 2021
Assets
Loans held for investment	$196,984,566
Current expected credit loss reserve	(134,542)
Loans held for investment, net	196,850,024
Cash	80,248,526
Interest receivable	197,735
Other assets, net	868,022
Other receivables	6,148
Total Assets	$278,170,455

Liabilities
Interest reserve	$6,636,553
Dividend payable	4,537,924
Related party payable	1,800,000
Management fee payable	905,123
Accounts payable and accrued expenses	212,887
Total Liabilities	14,092,487
Commitments and contingencies (Note 8)

Stockholders’ equity
Common stock, par value $0.01 per share, 100,000,000 shares authorized and 17,453,553 shares issued and outstanding at December 31, 2021	173,551
Additional paid-in-capital	264,081,977
Accumulated earnings (deficit)	(177,560)
Total stockholders’ equity	264,077,968

Total liabilities and stockholders’ equity	$278,170,455

The accompanying notes are an integral part of these consolidated financial statements.

Chicago Atlantic Real Estate Finance, Inc.
Consolidated Statement of Operations
For the period from March 30, 2021 (inception) to December 31, 2021

For the period from March 30, 2021 (inception) to December 31, 2021

Revenues
Interest income	$10,749,468
Prepayment fee income	325,648
Total revenues	11,075,116

Expenses
Management Fees, net	905,123
General and administrative expense	195,087
Organizational expense	167,591
Provision for current expected credit losses	147,949
Amortization of deferred debt issuance costs	75,861
Professional fees	57,458
Stock based compensation	29,611
Total expenses	1,578,680

Net Income before income taxes	9,496,436
Income tax expense	-
Net Income	$9,496,436

Earnings per common share:
Basic earnings per common share (in dollars per share)	$1.47
Diluted earnings per common share (in dollars per share)	$1.47

Weighted average number of common shares outstanding:
Basic weighted average shares of common stock outstanding (in shares)	6,442,865
Diluted weighted average shares of common stock outstanding (in shares)	6,450,383

The accompanying notes are an integral part of these consolidated financial statements.

Chicago Atlantic Real Estate Finance, Inc.
Consolidated Statement of Equity
For the period from March 30, 2021 (inception) to December 31, 2021

				Accumulated	Total
	Common Stock		Paid-In-	Earnings	Stockholders’
	Shares	Amount	Capital	(Deficit)	Equity

Balance at March 30, 2021 (inception)	-	$-	$-	$-	$-
Issuance of common stock in connection with sale of unregistered equity securities	10,636,363	106,363	164,653,798	-	164,760,161
Issuance of common stock in connection with initial public offering and concurrent private placement, net of offering costs, underwriting discounts and commissions	6,718,750	67,188	99,398,568	-	99,465,756
Stock-based compensation	98,440	-	29,611		29,611
Dividends declared on common shares	-	-	-	(9,673,996)	(9,673,996)
Net income	-	-	-	9,496,436	9,496,436
Balance at December 31, 2021	17,453,553	$173,551	$264,081,977	$(177,560)	$264,077,968

The accompanying notes are an integral part of these consolidated financial statements.

Chicago Atlantic Real Estate Finance, Inc.
Consolidated Statement of Cash Flows
For the period from March 30, 2021 (inception) to December 31, 2021

For the period from March 30, 2021 (inception) to December 31, 2021

Operating activities
Net income	$9,496,436

Adjustments to reconcile net income to net cash provided by operating activities:
Accretion of deferred loan origination fees and other discounts	(595,872)
Payment-in-kind interest income	(798,019)
Provision for current expected credit losses	147,949
Amortization of deferred debt issuance costs	75,861
Stock based compensation	29,611

Changes in operating assets and liabilities:
Interest receivable	(197,735)
Other receivables	(6,148)
Interest reserve	(2,587,249)
Management fee payable	905,123
Accounts payable and accrued expenses	199,480
Net cash provided by operating activities	6,669,437

Cash flows from investing activities
Issuance of and fundings of loans	(159,892,272)
Proceeds from sales of loans	4,872,232
Principal repayment of loans	9,798,364
Net cash used in investing activities	(145,221,676)

Cash flows from financing activities
Proceeds from sale of common stock	226,031,597
Dividends paid	(5,136,072)
Payment of debt issuance costs	(943,883)
Payment of deferred offering costs	(1,150,877)
Net cash provided by financing activities	218,800,765

Change in cash and cash equivalents	80,248,526
Cash, beginning of period	-
Cash, end of period	$80,248,526

Supplemental disclosure of non-cash financing and investing activity
Loans acquired for issuance of shares of common stock	$39,345,197
Interest reserve withheld from funding of loan	9,223,802
OID withheld from funding of loans	3,529,406
Dividends declared and not yet paid	4,537,924

Supplemental information:
Interest paid during the period	$-
Income taxes paid during the period	-

The accompanying notes are an integral part of these consolidated financial statements.

CHICAGO ATLANTIC Real Estate finance, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD FROM MARCH 30, 2021 (INCEPTION) TO DECEMBER 31, 2021

1.	ORGANIZATION AND DESCRIPTION OF BUSINESS

Chicago Atlantic Real Estate Finance, Inc., and subsidiary (collectively the “Company”, “we”, or “our”), is a commercial mortgage real estate investment trust (“REIT”) incorporated in the state of Maryland on March 30, 2021. The Company intends to elect to be taxed as a REIT for United States federal income tax purposes under the Internal Revenue Code of 1986, as amended (the “Code”), commencing with its taxable year ended December 31, 2021. The Company generally will not be subject to United States federal income taxes on its REIT taxable income as long as it annually distributes all of its REIT taxable income prior to the deduction for dividends paid to stockholders and complies with various other requirements as a REIT.

The Company operates as one operating segment and its primary investment objective is to provide attractive, risk-adjusted returns for stockholders over time, primarily through consistent current income (dividends and distributions) and secondarily, through capital appreciation. The Company intends to achieve this objective by originating, structuring and investing in first mortgage loans and alternative structured financings secured by commercial real estate properties. The Company’s loan portfolio is primarily comprised of senior loans to state-licensed operators in the cannabis industry, secured by real estate, equipment, receivables, licenses and/or other assets of the borrowers to the extent permitted by applicable laws and regulations governing such borrowers.

Following its formation on March 30, 2021, the Company engaged in a series of transactions through which it acquired an initial portfolio of senior secured loans and other real estate related assets (the “Initial Portfolio”), that were previously held by affiliated entities (the “Contribution Group”) of Chicago Atlantic Group, LLC (the “Sponsor”). On April 1, 2021, the Company entered into a contribution assignment and acceptance agreement with the members of the Contribution Group through which the Contribution Group contributed all or a portion of their interest in the Initial Portfolio in exchange for 635,194 shares of common stock in the Company. Loans in the Initial Portfolio were contributed at an aggregate amortized cost of approximately $9.8 million, along with a cash contribution of $97,976.

Subsequently, the Company also acquired loans at amortized cost of $22,516,005 from affiliates of the Manager in exchange for issuance of 1,446,473 shares of common stock, as well as cash contributions of $125,517,500 to fund loans in exchange for 8,067,010 shares of common stock. Additionally, the Company acquired 100% of CAL from an affiliate of the Manager in exchange for issuance of 481,259 shares of common stock.

On December 10, 2021, the Company completed its initial public offering (“IPO”) in which it issued and sold 6,250,000 shares of its common stock at the public offering price of $16.00 per share. The Company received net proceeds of $92.9 million after deducting underwriting discounts and commissions and offering costs. Concurrent with the closing of the IPO, the Company sold 468,750 shares of its common stock at the public offering price of $16.00 per share in a private placement to John Mazarakis, the Company’s Executive Chairman, Anthony Cappell, the Company’s Chief Executive Officer, and Dr. Andreas Bodmeier, the Company’s Co-President. The aggregate purchase price of these shares was $7.5 million, and no underwriting discounts or commissions were paid in respect of these shares. Additionally, on December 10, 2021, the Compensation Committee of the Board approved restricted stock award grants of 98,440 shares of common stock.

On January 5, 2022, the underwriters partially exercised their over-allotment option to purchase 302,800 shares of the Company’s common stock at a price of $16.00 per share, raising $4,844,800 in additional gross proceeds or $4,505,664 in net proceeds after underwriting commissions of $339,136, which is reflected as a reduction of additional paid-in capital on the consolidated statements of stockholders’ equity.

The Company is externally managed by Chicago Atlantic REIT Manager, LLC (the “Manager”), a Delaware limited liability company, pursuant to the terms of the management agreement dated May 1, 2021, which extends for a three-year initial term set to expire on April 30, 2024 (the “Management Agreement”), by and among the Company and the Manager. After the initial term, the management agreement is automatically renewed for one-year periods unless the Company or the Manager elects not to renew in accordance with the terms of the Management Agreement. The Manager conducts substantially all of the Company’s operations and provides asset management services for its real estate investments. For its services, the Manager is entitled to management fees and incentive compensation, both defined in, and in accordance with the terms of, the Management Agreement (Note 7). All of the Company’s investment decisions are made by the investment committee of the Manager, subject to oversight by the Company’s board of directors (the “Board”). The Manager is wholly-owned by the Sponsor.

CHICAGO ATLANTIC Real Estate finance, Inc.

AUDITED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD FROM MARCH 30, 2021 (INCEPTION) TO DECEMBER 31, 2021

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements have been prepared on the accrual basis of accounting in conformity with accounting principles generally accepted in the United States of America (“GAAP”). Our consolidated financial statements present the financial position, results of operations, and cash flows of Chicago Atlantic Real Estate Finance, Inc., and its wholly owned consolidated subsidiary, Chicago Atlantic Lincoln, LLC (“CAL”). All intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates in the Preparation of Consolidated Financial Statements

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Actual results could differ from those estimates. Significant estimates include the provision for current expected credit losses.

Cash

Cash includes deposits with financial institutions. The Company’s cash held with financial institutions may at times exceed the Federal Deposit Insurance Corporation (“FDIC”) insured limits. Cash and short-term investments with an original maturity of three months or less when acquired are considered cash for the purpose of the consolidated balance sheet and consolidated statement of cash flows.

Concentration of Credit Risks

Financial instruments that may subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, loans and interest receivable. The Company and the Manager seek to manage this credit risk relating to cash and cash equivalents by monitoring the financial institutions and their ability to continue in business for the foreseeable future. Concentration of credit risk relating to loans and interest receivable are managed by the Company and the Manager through robust portfolio monitoring and performing due diligence prior to origination or acquisition and through the use of non-recourse financing, when and where available and appropriate.

Organizational expenses

Costs associated with the organization of the Company are expensed as incurred. These expenses consist primarily of legal fees and other formation costs associated with the organization of the Company.

Loans Held for Investment

The Company originates commercial real estate (“CRE”) loans and related debt instruments that it has both the intent and ability to hold for the foreseeable future, so they are classified as held for investment.

Loans that are held-for-investment are carried at their aggregate outstanding face amount, net of applicable (i) unamortized origination or acquisition premium and discounts, (ii) unamortized deferred fees and other direct loan origination costs, (iii) valuation allowance for credit losses and (iv) write-downs of uncollectible loans. The Company uses a method which approximates the effective interest method to amortize origination or acquisition premiums and discounts and deferred fees or other direct loan origination costs.

Once the Company decides to sell loans, they are transferred to held-for-sale and carried at the lower of cost or fair value.

CHICAGO ATLANTIC Real Estate finance, Inc.

AUDITED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD FROM MARCH 30, 2021 (INCEPTION) TO DECEMBER 31, 2021

The Company’s loans are primarily collateralized by real estate, equipment, licenses and/or other collateral assets of borrowers. The extent of any credit deterioration associated with the performance and/or value of the underlying collateral property and the financial and operating capability of the borrower could impact the expected amounts received. The Company monitors performance of its portfolio of loans held for investment under the following methodology: (1) borrower review, which evaluates each borrower’s financial condition including consideration of interest and principal payment history, ability to execute its business plan, and assessment of any alleged actual, threatened, or pending litigation; (2) economic review, which contemplates the value of underlying collateral (i.e. leasing performance, unit sales and cash flow of the collateral and its ability to cover debt service, as well as the residual loan balance at maturity); (3) property review, which considers current environmental risks, changes in insurance costs or coverage, current site visibility, capital expenditures and market perception; and (4) market review, which analyzes the collateral from a supply and demand perspective of similar property types, as well as from a capital markets perspective. Changes in other observable market data may be utilized in determining the immediate recognition of expected credit losses over the life of financial instruments.

CECL Reserve

The Company measures current expected credit losses (“CECL”) for loans held for investment based on Accounting Standards Codification (“ASC”) No. 326, Financial Instruments – Credit Losses (“ASC 326”). The Company early adopted ASC 326 at formation, which introduces a new allowance for credit losses methodology and requires earlier recognition of credit losses, while also providing additional transparency about credit risk. The CECL methodology utilizes a lifetime “expected credit loss” methodology for the recognition of credit losses for loans and other receivables at the time the financial asset is originated or based on historical experience and current conditions, as well as reasonable and supportable forecasts incorporating forward-looking information. The allowance for credit losses (the “CECL Reserve”) required under ASC 326 is deducted from the respective loans’ amortized cost basis on the Company’s Consolidated Balance Sheets. The CECL Reserve attributed to unfunded loan commitments is included in “Accounts payable and accrued expenses” on the Consolidated Balance Sheets. The expected credit losses are adjusted each period for changes in expected lifetime credit losses through a provision for current expected credit losses recognized on the consolidated Statement of Operations.

Refer to “Note 3 – Loans Held for Investment, Net” for further information regarding the CECL Reserve.

CHICAGO ATLANTIC Real Estate finance, Inc.

AUDITED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD FROM MARCH 30, 2021 (INCEPTION) TO DECEMBER 31, 2021

Fair Value Measurements

Fair value represents the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value measurement assumes that the transaction to sell the asset or transfer the liability takes place either in the principal market for the asset or liability, or, in the absence of a principal market, in the most advantageous market for the asset or liability. The Company discloses the fair value of its financial assets and liabilities based on observable market information where available or on market participant assumptions. These assumptions are subjective in nature and involve matters of judgment and, therefore, fair values cannot always be determined with precision. When determining fair value, the Company maximizes the use of observable inputs and minimizes the use of unobservable inputs. The three levels of the fair value hierarchy as set forth in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 820 – Fair Value Measurement and Disclosure are as follows:

●	Level 1—Valuations based on quoted prices in active markets for identical assets or liabilities that the Company has the ability to access.

●	Level 2—Valuations based on quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly.

●	Level 3—Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

If inputs used to measure fair value fall into different levels of the fair value hierarchy, a loan’s level is based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the instrument being measured. This includes instruments that are valued using “bid” and “ask” prices obtained from independent third-party pricing services or directly from brokers.

GAAP requires disclosure of fair value information about financial and nonfinancial assets and liabilities, whether or not recognized in the consolidated financial statements, for which it is practical to estimate the value. In cases where quoted market prices are not available, fair values are based upon the application of discount rates to estimated future cash flows using market yields, or other valuation methodologies. Any changes to the valuation methodology will be reviewed by the Company’s management to ensure the changes are appropriate. The methods used may produce a fair value calculation that is not indicative of net realizable value or reflective of future fair values. Furthermore, while the Company anticipates that the valuation methods are appropriate and consistent with other market participants, the use of different methodologies, or assumptions, to determine the fair value of certain financial and nonfinancial assets and liabilities could result in a different estimate of fair value at the reporting date. The Company uses inputs that are current as of the measurement date, which may fall within periods of market dislocation, during which price transparency may be reduced.

The fair value of loans held for investment is discussed in Note 3. Excluding the aforementioned assets, the carrying values of our current financial assets and current financial liabilities approximate fair values.

CHICAGO ATLANTIC Real Estate finance, Inc.

AUDITED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD FROM MARCH 30, 2021 (INCEPTION) TO DECEMBER 31, 2021

Equity-Based Compensation

The Company accounts for equity-based compensation issued to employees of the Manager and its affiliates and the members of its Board of Directors (the “Board”) pursuant to the 2021 Omnibus Incentive Plan (the “2021 Plan”) under the fair value method. This method measures compensation cost at the date of grant based on the value of the award and recognizes the cost over the service period, which is usually the vesting period. Forfeitures are recognized as they occur. The fair value of equity-based compensation awards is based on the estimated fair value of the Company’s common stock, based on the Company’s stock price on grant date, and approved by the Board. Fair values of award grants also recognize any ongoing restrictions on the sale of securities.

Debt Issuance Costs

Debt issuance costs are presented as a direct deduction from the debt liability, consistent with debt discounts or premiums unless they relate to an undrawn line of credit, in which case they are amortized on a straight-line basis over the life of the line of credit. Unamortized debt issuance costs are subsequently expensed if the associated debt is repaid prior to maturity. For the period from March 30, 2021 (inception) to December 31, 2021, the Company incurred debt issuance costs of $868,022 that are capitalized within Other Assets on the Company’s consolidated balance sheet.

Formation Transaction

The Company commenced operations on April 1, 2021. The assets and liabilities constituting the Initial Portfolio were contributed at amortized cost on April 1, 2021 (the “Formation Transaction”). The fair values of the contributed cash and accrued interest approximated their carrying values because of the short-term nature of these instruments in relation to their origination date. The amortized cost of the contributed assets described above were agreed upon by the Contribution Group and used to determine the number of shares of common stock issued. Any purchase premiums or discounts are amortized over the expected life of the investment.

The following table shows the par values, amortized cost and purchase premiums (discounts) of the Initial Portfolio as of April 1, 2021:

	Par value	Amortized Cost	Premium (Discount)
Assets
Cash	$97,976	$97,976	$-
Loans, held-for-investment, net	9,883,211	9,802,024	(81,187)
Total contributions	$9,981,187	$9,900,000	$(81,187)

Acquisition Accounting

The Company accounts for the acquisitions of the Initial Portfolio and other loans acquired during the period ended December 31, 2021 as asset acquisitions. Substantially all of the fair value of the assets acquired are concentrated in a group of similarly identifiable loan assets, and as such, lack physical facilities, employees, customer base, operating rights, and do not constitute businesses. The investments were contributed to the Company in non-cash transactions including the Formation Transaction described above and the cost was determined based on the amortized cost of the assets acquired.

CHICAGO ATLANTIC Real Estate finance, Inc.

AUDITED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD FROM MARCH 30, 2021 (INCEPTION) TO DECEMBER 31, 2021

Revenue Recognition

Interest income is recognized on an accrual basis and is reported as an interest receivable until collected. Interest income is accrued based on the outstanding principal amount and the contractual terms of the loan. Original issue discount (“OID”), market discounts or premiums, and loan amendment fees for minor modifications (collectively, “Net Loan Fees”) are recorded as an adjustment to the amortized cost of the loan, and accreted or amortized as an adjustment to interest income over the initial term of the respective loan using a method that approximates the effective interest method. When the Company receives a loan principal payment, the unamortized Net Loan Fees related to the paid principal is accelerated and recognized in interest income.

Delayed draw loans may earn interest or unused fees on the undrawn portion of the loan, which is recognized as interest income in the period earned. Other fees, including prepayment fees and exit or success fees, are recognized as interest income when received.

Certain of the Company’s loans contain a payment-in-kind interest income provision (“PIK interest”). The PIK interest, computed at the contractual rate specified in the applicable loan agreement, is added to the principal balance of the loan, rather than being paid in cash, and is generally collected upon repayment of the outstanding principal. Recognition of PIK interest includes assessments of collectability and may discontinue accrual of interest income, including PIK interest, when there is reasonable doubt that the interest income will be collected. To maintain the Company’s status as a REIT, and/or to avoid incurring an excise tax, accrued income such as this may need to be distributed to stockholders in the form of dividends for the year earned, even though the Company has not yet collected the cash.

Loans are generally placed on non-accrual status when principal or interest payments are past due 90 days or more or when there is reasonable doubt that principal or interest will be collected in full. Accrued and unpaid interest is generally reversed against interest income in the period the loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding the borrower’s ability to make pending principal and interest payments. Non-accrual loans are restored to accrual status when principal and interest payments are brought current, the borrower demonstrates sustained repayment performance, or the loan becomes well secured and is in the process of collection. The Company may make exceptions to placing a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection.

Interest Reserves

The Company utilizes interest reserves on certain loans which are applied to future interest payments. Such reserves are established at the time of loan origination. The interest reserve is recorded as a liability as it represents unearned interest revenue. The interest reserve is relieved when the interest on the loan is earned, and interest income is recorded in the period when the interest is earned in accordance with the credit agreement. The interest payment is deducted from the interest reserve deposit balance on the date when the interest payment is due.

The decision to establish an interest reserve is made during the underwriting process and considers the creditworthiness and expertise of the borrower, the feasibility of the project, and the debt coverage provided by the real estate and other pledged collateral.

It is the Company’s policy to recognize income for this interest component as long as the borrower is progressing as originally projected and if there has been no deterioration in the financial condition of the borrower or the underlying project. The Company’s standard accounting policies for interest income recognition are applied to all loans, including those with interest reserves.

Expenses

Interest expense, in accordance with the Company’s financing agreements, is recorded on the accrual basis. Debt issuance costs are reported as interest expense. General and administrative expenses, including professional fees, are expensed as incurred.

CHICAGO ATLANTIC Real Estate finance, Inc.

AUDITED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD FROM MARCH 30, 2021 (INCEPTION) TO DECEMBER 31, 2021

Income Taxes

The Company is a Maryland corporation and intends to elect to be taxed as a REIT under the Code, commencing with its taxable year ending December 31, 2021. The Company believes that its method of operations will enable it to qualify as a REIT. However, no assurances can be given that the Company’s beliefs or expectations will be fulfilled, since qualification as a REIT depends on the Company satisfying numerous asset, income and distribution tests which depends, in part, on the Company’s operating results.

To qualify as a REIT, the Company must meet a number of organizational and operational requirements, including a requirement that the Company distributes annually to its stockholders at least 90% of the Company’s REIT taxable income prior to the deduction for dividends paid. To the extent that the Company distributes less than 100% of its REIT taxable income in any tax year (taking into account any distributions made in a subsequent tax year under Sections 857(b)(9) or 858 of the Code), the Company will pay tax at regular corporate rates on that undistributed portion. Furthermore, if the Company distributes less than the sum of 1) 85% of its ordinary income for the calendar year, 2) 95% of its capital gain net income for the calendar year, and 3) any undistributed shortfall from its prior calendar year (the “Required Distribution”) to its stockholders during any calendar year (including any distributions declared by the last day of the calendar year but paid in the subsequent year), then it is required to pay a non-deductible excise tax equal to 4% of any shortfall between the Required Distribution and the amount that was actually distributed. The 90% distribution requirement does not require the distribution of net capital gains. However, if the Company elects to retain any of its net capital gain for any tax year, it must notify its stockholders and pay tax at regular corporate rates on the retained net capital gain. The stockholders must include their proportionate share of the retained net capital gain in their taxable income for the tax year, and they are deemed to have paid the REIT’s tax on their proportionate share of the retained capital gain and receive an income tax credit for such amount. Furthermore, such retained capital gain may be subject to the nondeductible 4% excise tax. If it is determined that the Company’s estimated current year taxable income will be in excess of estimated dividend distributions (including capital gain dividend) for the current year from such income, the Company accrues excise tax on estimated excess taxable income as such taxable income is earned. The annual expense is calculated in accordance with applicable tax regulations.

FASB ASC Topic 740, Income Taxes (“ASC 740”), prescribes a recognition threshold and measurement attribute for the consolidated financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company has analyzed its various federal and state filing positions and believes that its income tax filing positions and deductions are well documented and supported as of December 31, 2021. Based on the Company’s evaluation, there is no reserve for any uncertain income tax positions. Accrued interest and penalties, if any, are included within other liabilities in the balance sheets.

Earnings per Share

The Company calculates basic earnings / (loss) per share by dividing net income / (loss) allocable to common stockholders for the period by the weighted average shares of common stock outstanding for that period. Diluted earnings / (loss) per share takes into effect any dilutive instruments, except when doing so would be anti-dilutive. As of December 31, 2021, there were dilutive instruments relating to restricted shares. See Note 10 included in these consolidated financial statements for the earnings per share calculations.

Recent Accounting Pronouncements

As of December 31, 2021, there are no recent accounting pronouncements that have been issued that are expected to have a significant impact on the Company’s consolidated financial statements.

CHICAGO ATLANTIC Real Estate finance, Inc.

AUDITED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD FROM MARCH 30, 2021 (INCEPTION) TO DECEMBER 31, 2021

3.	LOANS HELD FOR INVESTMENT, NET

As of December 31, 2021, the Company’s portfolio included twenty-one loans held on the consolidated balance sheet at amortized cost. The aggregate originated commitment under these loans was approximately $235.1 million and outstanding principal was approximately $200.6 million as of December 31, 2021. During the period from March 30, 2021 (inception) to December 31, 2021, the Company funded approximately $174.4 million of outstanding principal in addition to approximately $40.2 million of outstanding principal contributed from affiliates of the Manager (see Note 7). As of December 31, 2021, the Company did not have any loans held for investment with floating interest rates tied to the London Inter-bank Offered Rate (“LIBOR”). As of December 31, 2021, approximately 53.4% of its portfolio was comprised of floating rate loans that pay interest at the prime rate plus an applicable margin, and were subject to a prime rate floor of 3.25%. The carrying value of these loans was approximately $106.7 million as of December 31, 2021. The remaining 46.4% of the portfolio was comprised of fixed rate loans that had a carrying value of approximately $91.3 million as of December 31, 2021.

The following tables summarize the Company’s loans held for investment as of December 31, 2021:

	Outstanding Principal (1)	Original Issue Discount	Carrying Value (1)	Weighted Average Remaining Life (Years) (2)
Senior Term Loans	$200,632,056	$(3,647,490)	$196,984,566	2.2
Total loans held at carrying value	200,632,056	(3,647,490)	196,984,566	2.2
Allowance for credit losses	N/A	N/A	(134,542)
Total loans held at carrying value, net	$200,632,056	$(3,647,490)	$196,850,024

(1)	The difference between the Carrying Value and the Outstanding Principal amount of the loans consists of unaccreted original issue discount and loan origination costs
(2)	Weighted average remaining life is calculated based on the carrying value of the loans as of December 31, 2021

The following table presents changes in loans held at carrying value as of and for the period from March 30, 2021 (inception) to December 31, 2021:

	Principal	Original Issue Discount	Allowance for Credit Losses	Carrying Value
Balance at March 30, 2021 (inception)	$-	$-	$-	$-
Loans contributed	40,191,921	(846,724)	-	39,345,197
New fundings	174,445,480	(3,529,406)	-	170,916,074
Principal repayment of loans	(9,798,364)	-	-	(9,798,364)
Accretion of original issue discount	-	595,872	-	595,872
Sale of loans	(5,005,000)	132,768	-	(4,872,232)
PIK Interest	798,019	-	-	798,019
Provision for credit losses	-	-	(134,542)	(134,542)
Balance at December 31, 2021	$200,632,056	$(3,647,490)	$(134,542)	$196,850,024

CHICAGO ATLANTIC Real Estate finance, Inc.

AUDITED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD FROM MARCH 30, 2021 (INCEPTION) TO DECEMBER 31, 2021

A more detailed listing of the Company’s loans held at carrying value portfolio based on information available as of December 31, 2021, is as follows:

Loan	Location	Outstanding Principal(1)	Original Issue Premium/(Discount)	Carrying Value(1)	Contractual Interest Rate		Maturity Date(2)	Payment Terms(3)
1	Michigan	$567,500	$22,884	$590,384	15.00%		12/31/2022	P&I
2	Various	30,000,000	(631,099)	29,368,901	10.07	%(4)	5/30/2023	I/O
3	Pennsylvania	2,957,500	(84,286)	2,873,214	14.25%		11/30/2023	P&I
4	Michigan	11,875,167	(50,650)	11,824,517	13.25	%(9)	3/31/2022	P&I
5	Various	17,410,081	(652,096)	16,757,985	16.38	%(6)	3/31/2024	P&I
6	Arizona	9,984,409	-	9,984,409	19.85	%(11)	4/28/2023	P&I
7	Massachusetts	1,500,000	-	1,500,000	15.50%		4/28/2023	P&I
8	Pennsylvania	13,103,653	-	13,103,653	18.00	%(10)	5/31/2025	P&I
9	Michigan	4,500,000	(8,545)	4,491,455	12.25%		2/20/2024	P&I
10	Various	19,340,552	(262,438)	19,078,114	14.00	%(8)	8/30/2024	P&I
11	West Virginia	9,457,895	(168,870)	9,289,025	14.50	%(12)	9/1/2024	P&I
12	Pennsylvania	15,149,304	-	15,149,304	17.00	%(7)	6/30/2024	P&I
13	Michigan	431,210	-	431,210	11.00%		9/30/2024	P&I
14	Illinois	3,100,000	(13,702)	3,086,298	17.00%		3/21/2022	I/O
15	Maryland	20,102,396	(549,635)	19,552,761	14.00	%(5)	9/30/2024	I/O
16	Various	12,000,000	(527,964)	11,472,036	13.00%		10/31/2024	P&I
17	Michigan	10,600,000	(122,808)	10,477,192	10.25%		11/30/2022	I/O
18	Various	5,001,389	-	5,001,389	17.50	%(14)	12/27/2026	P&I
19	Michigan	3,601,000	(89,753)	3,511,247	15.50	%(13)	12/29/2023	I/O
20	Various	2,450,000	(433,596)	2,016,404	8.50%		3/29/2022	I/O
21	Florida	7,500,000	(74,932)	7,425,068	12.50%		12/31/2024	P&I
Current expected credit loss reserve		-	-	(134,542)
Total loans held at carry value		$200,632,056	$(3,647,490)	$196,850,024	14.0%

(1)	The difference between the Carrying Value and the Outstanding Principal amount of the loans consists of unaccreted purchase discount, deferred loan fees and loan origination costs
(2)	Certain loans are subject to contractual extension options and may be subject to performance based or other conditions as stipulated in the loan agreement. Actual maturities may differ from contractual maturities stated herein as certain borrowers may have the right to prepay with or without paying a prepayment penalty. The Company may also extend contractual maturities and amend other terms of the loans in connection with loan modifications.
(3)	P/I = principal and interest. I/O = interest only. P/I loans may include interest only periods for a portion of the loan term.
(4)	The aggregate loan commitment to Loan #2 includes a $4.005 million initial advance, which has an interest rate of 15.25%, a second advance of $15.995 million, which has an interest rate of 9.75%, and a third advance of $10.0 million, which has an interest rate of 8.5%. The statistics presented reflect the weighted average of the terms under all advances for the total aggregate loan commitment.
(5)	Base interest rate of 12% and PIK interest rate of 2%
(6)	Base interest rate of 13.625% and PIK interest rate of 2.75%
(7)	Base interest rate of 14% and PIK interest rate of 3%
(8)	Base interest rate of 13% and PIK interest rate of 1%
(9)	The aggregate loan commitment to Loan #4 includes a $7.875 million initial advance, which has an interest rate of P + 10.00%, and a second advance of $4.0 million, which has an interest rate of P + 10.00%. The statistics presented reflect the weighted average of the terms under both advances for the total aggregate loan commitment.
(10)	Base interest rate of 14% and PIK interest rate of 4%

CHICAGO ATLANTIC Real Estate finance, Inc.

AUDITED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD FROM MARCH 30, 2021 (INCEPTION) TO DECEMBER 31, 2021

(11)	The aggregate loan commitment to Loan #6 includes $7.9 million advanced under a delayed draw term loan, which has a base interest rate of 15.00% and PIK interest rate of 2%, and a second advance of $2.0 million, which has an interest rate of 39%. The statistics presented reflect the weighted average of the terms under all advances for the total aggregate loan commitment.
(12)	Base interest rate of 12.5% and PIK interest rate of 2%
(13)	Base interest rate of 10.5% and PIK is variable with an initial rate of five percent (5.00%) per annum, until Borrower’s delivery to Administrative Agent and the Lenders of audited financial statements for the Fiscal Year ending December 31, 2021, at which time the PIK Interest Rate shall equal a rate of One percent (1.00%) if EBITDA is greater than $6,000,000; three percent (3.00%) if EBITDA is greater than $4,000,000 and less than or equal to $6,000,000; or will remain at five percent (5.00%) if EBITDA is less than $4,000,000.
(14)	Base interest rate of 15% and PIK interest rate of 2.5%

As of December 31, 2021, all loans are current, and none have been placed on non-accrual status. The aggregate fair value of the Company’s loan portfolio was $197,901,779, with gross unrecognized holding gains of $917,213.  The fair values, which are classified as Level 3 in the fair value hierarchy (Note 2), are estimated using internally developed discounted cash flow models based on current market inputs for similar types of arrangements. The primary sensitivity in these models is based on the selection of appropriate discount rates. Fluctuations in these assumptions could result in different estimates of fair value.

Credit Quality Indicators

The Company assesses the risk factors of each loan, and assigns a risk rating based on a variety of factors, including, without limitation, payment history, real estate collateral coverage, property type, geographic and local market dynamics, financial performance, enterprise value of the portfolio company, loan structure and exit strategy, and project sponsorship. This review is performed quarterly. Based on a 5-point scale, the Company’s loans are rated “1” through “5,” from less risk to greater risk, which ratings are defined as follows:

Rating	Definition
1	Very low risk
2	Low risk
3	Moderate/average risk
4	High risk/potential for loss: a loan that has a risk of realizing a principal loss
5	Impaired/loss likely: a loan that has a high risk of realizing principal loss, has incurred principal loss or an impairment has been recorded

The risk ratings are primarily based on historical data and current conditions specific to each portfolio company, as well as consideration of future economic conditions and each borrower’s estimated ability to meet debt service requirements.

As of December 31, 2021, the carrying value of loans held for investment, net, excluding the CECL reserve, within each risk rating by year of origination is as follows:

Risk Rating	2021	Total
1	$167,908,805	$167,908,805
2	29,075,761	29,075,761
3	-	-
4	-	-
5	-	-
Total	$196,984,566	$196,984,566

Real estate collateral coverage is also a significant credit quality indicator, and collateral coverage was as follows as of December 31, 2021:

	Real Estate Collateral Coverage
	< 1.0x	1.0x - 1.25x	1.25x - 1.5x	1.50x - 1.75x	1.75x - 2.0x	> 2.0x	Total
Fixed-rate	$7,017,793	$-	$35,836,099	$3,086,298	$-	$45,373,778	$91,313,968
Floating-rate	8,925,068	18,022,518	-	30,029,953	32,377,087	16,315,972	105,670,598
	$15,942,861	$18,022,518	$35,836,099	$33,116,251	$32,377,087	$61,689,750	$196,984,566

CECL Reserve

The Company records allowances for its loans held for investment. The allowances are deducted from the gross carrying amount of the assets to present the net carrying value of the amounts expected to be collected on such assets. The Company estimates its CECL Reserve using a probability-weighted model that considers the likelihood of default and expected loss given default for each individual loan based on the risk profile for approximately three years after which we immediately revert to use of historical loss data. Previously, the Company utilized the weighted average remaining maturity (“WARM”) method. For the period ended December 31, 2021, the Company has concluded that the probability-of-default/loss-given-default method is a more suitable for our portfolio and sustainable as part of the Company’s operations and ongoing portfolio monitoring process. There is no material difference in the loan loss reserve outcome under this method, when compared to the previous method applied, and this constitutes a change in method of application of ASC 326, not a change in accounting estimate. In the future, we may use other acceptable methods, such as a discounted cash flow method, WARM method, or other methods permitted under the standard.

CHICAGO ATLANTIC Real Estate finance, Inc.

AUDITED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD FROM MARCH 30, 2021 (INCEPTION) TO DECEMBER 31, 2021

ASC 326 requires an entity to consider historical loss experience, current conditions, and a reasonable and supportable forecast of the macroeconomic environment. The Company evaluates its loans on a collective (pool) basis by aggregating on the basis of similar risk characteristics, primarily: (i) industry sector of the borrower, (ii) risk ratings, (iii) collateral type, (iv) term, among other characteristics. We make the judgment that loans to cannabis-related borrowers with risk ratings indicating very low or low risk (1 and 2, respectively) that are fully collateralized by real estate with short maturities of less than three years exhibit similar risk characteristics and are evaluated as a pool. Further, loans that are not fully collateralized by real estate, but by other forms of collateral, including equity pledges of the borrower, and otherwise have similar characteristics as those collateralized by real estate are evaluated as a pool. All other loans are analyzed individually, either because they operate in a different industry, have higher risk, or maturities that extend beyond the forecast horizon for which we are able to derive reasonable and supportable forecasts.

Estimating the CECL Reserve also requires significant judgment with respect to various factors, including (i) the appropriate historical loan loss reference data, (ii) the expected timing of loan repayments, (iii) calibration of the likelihood of default to reflect the risk characteristics of the Company’s loan portfolio and (iv) the Company’s current and future view of the macroeconomic environment. From time to time, the Company may consider loan-specific qualitative factors on certain loans to estimate its CECL Reserve, which may include (i) whether cash from the borrower’s operations is sufficient to cover the debt service requirements currently and into the future, (ii) the ability of the borrower to refinance the loan and (iii) the liquidation value of collateral. For loans where we have deemed the borrower/sponsor to be experiencing financial difficulty, we may elect to apply a practical expedient, in which the fair value of the underlying collateral is compared to the amortized cost of the loan in determining a CECL Reserve.

To estimate the historic loan losses relevant to the Company’s portfolio, the Company evaluates its historical loan performance, which includes zero realized loan losses since the inception of its operations. Additionally, the Company analyzed its repayment history, noting it has limited “true” operating history, since the incorporation date of March 30, 2021. However; the Company’s Sponsor has had operations for the past two fiscal years and has made investments in similar loans, that have similar characteristics including; interest rate, collateral coverage, guarantees, and prepayment/make whole provisions, which fall into the pools identified above. The Sponsor has experienced prepayment on six loans since its inception history, and in no such case was an event of loss experienced. Given the similarity of the structuring of the credit agreements for the loans in the Company’s portfolio, management considered it appropriate to consider the past repayment history of loans originated by the Sponsor in determining the extent to which a CECL reserve shall be recorded.

In addition, the Company reviews each loan on a quarterly basis and evaluates the borrower’s ability to pay the monthly interest and principal, if required, as well as the loan-to-value (LTV) ratio. When evaluating qualitative factors that may indicate the need for a CECL Reserve, we forecast losses considering a variety of factors. In considering the potential current expected credit loss, the Manager primarily considered significant inputs to the Company’s forecasting methods, which include (i) key loan-specific inputs such as the value of the real estate collateral, liens on equity (including the equity in the entity that holds the state-issued license to cultivate, process, distribute, or retail cannabis), presence of personal or corporate guarantees, among other credit enhancements, LTV ratio, loan-term, geographic location, and expected timing and amount of future loan fundings, (ii) performance against the underwritten business plan and the Company’s internal loan risk rating and (iii) a macro-economic forecast. Regarding real estate collateral, the Company cannot take the position of mortgagee-in-possession as long as the property is used by a cannabis operator, but we can request that the court appoint a receiver to manage and operate the subject real property until the foreclosure proceedings are completed. Additionally, while we cannot foreclose under state Uniform Commercial Code (“UCC”) and take title or sell equity in a licensed cannabis business, a potential purchaser of a delinquent or defaulted loan could. Estimating the enterprise value of our borrowers in order to calculate LTV ratios is often a significant estimate. We rely primarily on comparable transactions to estimate enterprise value of our portfolio companies and supplement such analysis with a multiple-based approach to enterprise value to revenue multiples of publicly-traded comparable companies obtained from S&P CapitalIQ as of December 31, 2021, to which we apply a private company discount based on our current borrower profile. These estimates may change in future periods based on available future macro-economic data and might result in a material change in the Company’s future estimates of expected credit losses for its loan portfolio.

In order to estimate the future expected loan losses relevant to the Company’s portfolio, the Company utilizes historical market loan loss data obtained from Federal Reserve economic data for bank business loans, which the Company believes is a reasonably comparable and available data set to its type of loans. We expect the period from 2018-2021 to be representative for future credit losses during the years of 2022-2024, as the cannabis industry is maturing, consumer adoption is increasing, and demand for production and retail capacity is increasing. For periods beyond the reasonable and supportable forecast period, the Company reverts back to historical loss data. The measurement of expected credit losses under CECL is applicable to financial assets measured at amortized cost, and off-balance sheet credit exposures such as unfunded loan commitments.

All of the above assumptions, although made with the most available information at the time of the estimate, are subjective and actual activity may not follow the estimated schedule. These assumptions impact the future balances that the loss rate will be applied to and as such impact the Company’s CECL Reserve. As the Company acquires new loans and the Manager monitors loan and sponsor performance, these estimates will be revised each period.

CHICAGO ATLANTIC Real Estate finance, Inc.

AUDITED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD FROM MARCH 30, 2021 (INCEPTION) TO DECEMBER 31, 2021

Activity related to the CECL Reserve for outstanding balances and unfunded commitments on the Company’s loans held at carrying value and loans receivable at carrying value as of and for the period ended December 31, 2021 was as follows:

	Outstanding(1)	Unfunded(2)	Total
Balance at March 30, 2021 (inception)	$-	$-	$-
Provision for current expected credit losses	134,542	13,407	147,949
Write-off charged	-	-	-
Recoveries	-	-	-
Balance at December 31, 2021	$134,542	$13,407	$147,949

(1)	As of December 31, 2021, the CECL Reserve related to outstanding balances on loans at carrying value is recorded within current expected credit loss reserve in the Company’s consolidated balance sheets.
(2)	As of December 31, 2021, the CECL Reserve related to unfunded commitments on loans at carrying value is recorded within accounts payable and accrued liabilities in the Company’s consolidated balance sheets.

The Company has made an accounting policy election to exclude accrued interest receivable, ($197,735 as of December 31, 2021) included in Interest Receivable on its consolidated balance sheet, from the amortized cost basis of the related loans held for investment in determining the CECL Reserve, as any uncollectible accrued interest receivable is written off in a timely manner. To date, the Company has had zero write-offs related to uncollectible interest receivable, but will discontinue accruing interest on loans if deemed to be uncollectible, with any previously accrued uncollected interest on the loan charged to interest income in the same period.

As of December 31, 2021 there were no loans with principal or interest greater than 30 days past due.

4.	INTEREST RECEIVABLE

The following table summarizes the interest receivable by the Company as of December 31, 2021:

As of December 31, 2021
Interest receivable	$193,790
Unused fees receivable	$3,945
Total interest receivable	$197,735

5.	INTEREST RESERVE

At December 31, 2021, the Company had nine loans that included a loan funded interest reserve.

The following table presents changes in interest reserves as of and for the period from March 30, 2021 (inception) to December 31, 2021:

For the period from March 30, 2021 (inception) to December 31, 2021
Initial reserves	$-
New reserves	$9,223,802
Reserves disbursed	$(2,587,249)
Total interest reserve	$6,636,553

6.	DEBT

In May 2021, in connection with our acquisition of our financing subsidiary, CAL, we were assigned a secured revolving credit facility (the “Revolving Loan”). The Revolving Loan has an aggregate borrowing base of up to $10,000,000 and bears interest, payable in cash in arrears, at a per annum rate equal to the greater of (x) Prime Rate plus 1.00% and (y) 4.75%. The Company incurred debt issuance costs of $100,000 related to the origination of the Revolving Loan, which were capitalized and are subsequently being amortized through maturity. The maturity date of the Revolving Loan is the earlier of (i) February 12, 2023 and (ii) the date on which the Revolving Loan is terminated pursuant to terms in the Revolving Loan Agreement.

CHICAGO ATLANTIC Real Estate finance, Inc.

AUDITED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD FROM MARCH 30, 2021 (INCEPTION) TO DECEMBER 31, 2021

On December 16, 2021, the Company amended the Revolving Loan Agreement (the “First Amendment”). The First Amendment increased the loan commitment from $10,000,000 to $45,000,000 and decreased the interest rate, from the greater of the (1) Prime Rate plus 1.00% and (2) 4.75% to the greater of (1) the Prime Rate plus the applicable margin and (2) 3.25%. The applicable margin depends on the ratio of debt to equity of CAL and increases from 0% at a ratio of 0.25 to 1 to 1.25% at a ratio of 1.5 to 1. The First Amendment also extended the maturity date from February 12, 2023 to the earlier of (i) December 16, 2023 and (ii) the date on which the Revolving Loan is terminated pursuant to the terms in the Revolving Loan agreement. The Company incurred debt issuance costs of $859,500 related to the First Amendment, which were capitalized and are subsequently being amortized through maturity. As of December 31, 2021, unamortized debt issuance costs related to the Revolving Loan and First Amendment of $868,022 are recorded in Other Assets on the Consolidated Balance Sheet.

The Revolving Loan incurs unused fees at a rate of 0.25% per annum. During the period from March 30, 2021 (inception) to December 31, 2021, the Company incurred $17,916 of unused fees, recorded as General and Administrative Expense on the Consolidated Statement of Operations. For the period from March 30, 2021 (inception) to December 31, 2021, the Company did not borrow against the Revolving Loan and therefore no interest expense was incurred for the period then ended.

7.	RELATED PARTY TRANSACTIONS

Management Agreement

Pursuant to the Management Agreement, the Manager will manage the loans and day-to-day operations of the Company, subject at all times to the further terms and conditions set forth in the Management Agreement and such further limitations or parameters as may be imposed from time to time by the Company’s Board.

The Manager will receive base management fees (the “Base Management Fee”) that are calculated and payable quarterly in arrears, in an amount equal to 0.375% of the Company’s Equity, determined as of the last day of each such quarter; reduced by an amount equal to 50% of the pro rata amount of origination fees earned and paid to the Manager during the applicable quarter for loans that were originated on the Company’s behalf by the Manager or affiliates of the Manager. For the period from October 1, 2021 to December 31, 2021, the Base Management Fee payable was reduced by 50% of the pro rata amount of origination fees earned and paid to the Manager in the amount of $187,028.

In addition to the Base Management Fee, the Manager is entitled to receive incentive compensation (the “Incentive Compensation” or “Incentive Fees”) under the Management Agreement. Under the Management Agreement, the Company will pay Incentive Fees to the Manager based upon the Company’s achievement of targeted levels of Core Earnings. “Core Earnings” is defined in the Management Agreement as, for a given period means the net income (loss) for such period, computed in accordance with GAAP, excluding (i) non-cash equity compensation expense, (ii) the Incentive Compensation, (iii) depreciation and amortization, (iv) any unrealized gains or losses or other non-cash items that are included in net income for the applicable reporting period, regardless of whether such items are included in other comprehensive income or loss, or in net income and (v) one-time events pursuant to changes in GAAP and certain non-cash charges, in each case after discussions between the Manager and the Independent Directors and approved by a majority of the Independent Directors.

Pursuant to Fee Waiver Letter Agreements executed by the Manager, dated June 30, 2021 and September 30, 2021, all Base Management Fees that would have been payable to the Manager for the period from May 1, 2021 to September 30, 2021 were voluntarily waived and are not subject to recoupment at a later date. Additionally, Pursuant to Fee Waiver Letter Agreement executed by the Manager, dated December 31, 2021, all Incentive Compensation that would have been payable to the Manager for the period from October 1, 2021 to December 31, 2021 were voluntarily waived and are not subject to recoupment at a later date.

The Company shall pay all of its costs and expenses and shall reimburse the Manager or its Affiliates for expenses of the Manager and its Affiliates paid or incurred on behalf of the Company, excepting only those expenses that are specifically the responsibility of the Manager pursuant to the Management Agreement. We reimburse our Manager or its affiliates, as applicable, for the Company’s fair and equitable allocable share of the compensation, including annual base salary, bonus, any related withholding taxes and employee benefits, paid to (i) subject to review by the Compensation Committee of the Board, the Manager’s personnel serving as an officer of the Company, based on the percentage of his or her time spent devoted to the Company’s affairs and (ii) other corporate finance, tax, accounting, internal audit, legal, risk management, operations, compliance and other non-investment personnel of the Manager and its affiliates who spend all or a portion of their time managing the Company’s affairs, with the allocable share of the compensation of such personnel described in this clause (ii) being as reasonably determined by the Manager to appropriately reflect the amount of time spent devoted by such personnel to our affairs. For the period from October 1, 2021 to December 31, 2021, the Manager agreed to waive a portion of reimbursable expenses incurred in the amount of $116,464, which were voluntarily waived and are not subject to recoupment at a later date.

CHICAGO ATLANTIC Real Estate finance, Inc.

AUDITED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD FROM MARCH 30, 2021 (INCEPTION) TO DECEMBER 31, 2021

The following table summarizes the related party costs incurred by the Company for the period ended December 31, 2021 and amounts payable to the Manager as of December 31, 2021.

	Incurred for the period from May 1, 2021 through December 31, 2021	Payable as of December 31, 2021
Affiliate Payments
Management fees	$1,422,090	$802,294
Less other fees earned and paid to the Manager	-	-
General and administrative expenses reimbursed to Manager	244,720	102,829
Total	$1,666,810	$905,123

Investments in Loans

From time to time, the Company may co-invest with other investment vehicles managed by its affiliates, in accordance with the Manager’s co-investment allocation policies. The Company is not obligated to provide, nor has it provided, any financial support to the other managed investment vehicles. As such, the Company’s risk is limited to the carrying value of its investment in any such loan. As of and for the period from March 30, 2021 (inception) to December 31, 2021, ten of the Company’s loans were co-invested by affiliates of the Company.

During the period ended December 31, 2021, the Company advanced $20,000,000 to the Borrower of Loan #15. The Company noted that a member of our Sponsor is a voting board member to the Borrower of Loan #15, and we evaluated the nature of such transaction in accordance with the guidance set forth in FASB ASC Topic 850, Related Party Disclosures (“ASC 850”), noting no material conflict of interest.

On October 1, 2021, the Company assigned $14.0 million of unfunded commitment in Loan #15 and $5.0 million of unfunded commitment in Loan #10 to an affiliate. Further, on October 3, 2021, the Company sold $5.0 million of principal related to the second tranche of Loan #2 to an affiliate at an amortized cost, plus accrued interest of $4.9 million.

In addition, two private funds affiliated with the Manager purchased 1,093,750 shares in the IPO at the initial public offering price, for an aggregate purchase price of $17.5 million. The founders of the Manager own the general partner of each of the private funds that invested in the IPO and are responsible for making investment decisions on behalf of each such fund.

As of December 31, 2021, the Company had $1.8 million due to an affiliate of its Manager in relation to Loan #17 that was settled subsequent to year end.

Loans Acquired From Affiliates

As a result of the Formation Transaction, the Company acquired loans at amortized cost and cash of $9,802,024 and $97,976, respectively, from affiliates of the Manager in exchange for issuance of 635,194 shares of common stock.

Subsequently, the Company also acquired loans at amortized cost of $22,516,005 from affiliates of the Manager in exchange for issuance of 1,446,473 shares of common stock, as well as cash contributions of $125,517,500 to fund loans in exchange for 8,067,010 shares of common stock.

Additionally, the Company acquired 100% of CAL from an affiliate of the Manager in exchange for issuance of 481,259 shares of common stock. The Company accounted for the transaction as an asset acquisition pursuant to ASC 805-50 rather than as a business combination. Substantially all of the fair value of the assets acquired are concentrated in a group of similarly identifiable loan assets, and as such, do not constitute a business as defined by GAAP. The financial position and results of operations of CAL are consolidated into the consolidated financial statements of the Company. CAL held $10.7 million of loans held at carrying value as of December 31, 2021.

On December 15, 2021, the Company acquired $10.0 million of additional interests in senior secured loans in the third tranche of Loan #2 from an affiliate at a purchase price, which equaled amortized cost, of $9.74 million.

CHICAGO ATLANTIC Real Estate finance, Inc.

AUDITED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD FROM MARCH 30, 2021 (INCEPTION) TO DECEMBER 31, 2021

8.	COMMITMENTS AND CONTINGENCIES

Off-Balance Sheet Arrangements

Off-balance sheet commitments may consist of unfunded commitments on delayed draw term loans. We do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured investment vehicles, special purpose entities or variable interest entities, established to facilitate off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities or entered into any commitment or intend to provide additional funding to any such entities. As of December 31, 2021, the Company had the following commitments to fund various existing loans.

As of December 31, 2021

Total original loan commitments	$235,063,593
Less: drawn commitments	(200,359,026)
Total undrawn commitments	$34,704,567

Refer to “Note 3 – Loans Held for Investment, Net” for further information regarding the CECL Reserve attributed to unfunded commitments.

COVID-19 Pandemic

Over the course of the coronavirus (“COVID-19”) pandemic, medical cannabis companies have been deemed “essential” by almost all states with legalized cannabis and stay-at-home orders. Consequently, the impact of the COVID-19 pandemic and the related regulatory and private sector response on our financial and operating results for the period ended December 31, 2021, was somewhat mitigated as all of our borrowers were permitted to continue to operate during this pandemic. Regardless, the full extent of the economic impact of the business disruptions caused by COVID-19 is uncertain. The outbreak of COVID-19 has severely impacted global economic activity and caused significant volatility and negative pressure in financial markets. The global impact of the outbreak has been rapidly evolving, and many countries, including the United States, have reacted by instituting quarantines, mandating business and school closures and restricting travel. As a result, the COVID-19 pandemic is negatively impacting almost every industry directly or indirectly, including the regulated cannabis industry. Although most of these measures have been lifted or scaled back, surges of COVID-19 in certain parts of the world, including the United States, have resulted and may in the future result in the re-imposition of certain restrictions and may lead to more restrictions to reduce the spread of COVID-19. The full effect that these disruptions may have on the operations and financial performance of the Company will depend on future developments, including possible impacts on the performance of the Company’s loans, general business activity, and ability to generate revenue, which cannot be determined.

Other Contingencies

The Company from time to time may be a party to litigation in the normal course of business. As of December 31, 2021, the Company is not aware of any legal claims that could materially impact its business, financial condition or results of operations.

CHICAGO ATLANTIC Real Estate finance, Inc.

AUDITED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD FROM MARCH 30, 2021 (INCEPTION) TO DECEMBER 31, 2021

The Company provides loans to established companies operating in the cannabis industry which involves significant risks, including the risk of strict enforcement of federal laws regarding the federal illegality of cannabis, and lack liquidity, and the Company could lose all or part of any of its investments.

The Company’s ability to grow or maintain its business depends on state laws pertaining to the cannabis industry. New laws that are averse to the Company’s portfolio companies may be enacted, and current favorable state or national laws or enforcement guidelines relating to cultivation, production and distribution of cannabis may be modified or eliminated in the future, which would impede the Company’s ability to grow and could materially adversely affect its business.

Management’s plan to mitigate risks include monitoring the legal landscape as deemed appropriate. Also, should a loan default or otherwise be seized, the Company may be prohibited from owning cannabis assets and thus could not take possession of collateral, in which case the Company would look to sell the loan, which may result in the Company realizing a loss on the transaction.

9.	STOCKHOLDERS’ EQUITY

Common Stock

During the period from March 30, 2021 (inception) to December 31, 2021, the Company issued 10,636,363 shares of its common stock pursuant to transactions that were exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended.

On October 21, 2021, the Board approved a 6,427-for-one stock split of the Company’s common stock. All common shares and per share information presented in the consolidated financial statements have been adjusted to reflect the stock split on a retroactive basis for all periods presented, including reclassifying an amount equal to the increase in par value of common stock from additional paid-in capital. There was no change in the par value of the Company’s common stock.

On December 10, 2021, the Company completed its IPO of 6,250,000 shares of its common stock at a price of $16.00 per share, raising $100,000,000 in gross proceeds. The underwriting commission of $7,000,000 is reflected as a reduction of additional paid-in capital on the consolidated statements of stockholders’ equity. The Company incurred approximately $1,265,877 of expenses in connection with the IPO, which is reflected as a reduction in additional paid-in capital. The net proceeds to the Company totaled approximately $91,734,123. Concurrent with the closing of the IPO, the Company sold 468,750 shares of its common stock at the public offering price of $16.00 per share in a private placement to John Mazarakis, the Company’s Executive Chairman, Anthony Cappell, the Company’s Chief Executive Officer, and Dr. Andreas Bodmeier, the Company’s Co-President. Gross proceeds received were $7,500,000, and no underwriting discounts or commissions were paid in respect of these shares.

On January 5, 2022, the underwriters partially exercised their over-allotment option to purchase 302,800 shares of the Company’s common stock at a price of $16.00 per share, raising $4,844,800 in additional gross proceeds or $4,505,664 in net proceeds after underwriting commissions of $339,136, which is reflected as a reduction of additional paid-in capital on the consolidated statements of stockholders’ equity.

Equity Incentive Plan

The Company has established an equity incentive compensation plan (the “2021 Plan”). The Board authorized the adoption of the 2021 Plan and the Compensation Committee of the Board approved restricted stock award grants of 98,440 shares of common stock as of December 31, 2021. The Compensation Committee appointed by the Board administers the 2021 Plan. The 2021 Plan authorizes stock options, stock appreciation rights, restricted stock, stock bonuses, stock units and other forms of awards granted or denominated in the Company’s common stock. The 2021 Plan retains flexibility to offer competitive incentives and to tailor benefits to specific needs and circumstances. Any award may be structured to be paid or settled in cash. The Company has, and currently intends to continue to grant restricted stock awards to participants in the 2021 Plan, but it may also grant any other type of award available under the 2021 Plan in the future. Persons eligible to receive awards under the 2021 Plan include the Company’s officers and employees of the Manager and its affiliates or officers and employees of the Company’s subsidiaries, if any, the members of the Board, and certain consultants and other service providers.

CHICAGO ATLANTIC Real Estate finance, Inc.

AUDITED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD FROM MARCH 30, 2021 (INCEPTION) TO DECEMBER 31, 2021

As of December 31, 2021, the maximum number of shares of the Company common stock that may be delivered pursuant to awards under the 2021 Plan (the “Share Limit”) equals 904,090 shares. Shares that are subject to or underlie awards that expire or for any reason are cancelled or terminated, are forfeited, fail to vest, or for any other reason are not paid or delivered under the 2021 Plan will not be counted against the Share Limit and will again be available for subsequent awards under the 2021 Plan. There were no forfeitures for the period ended December 31, 2021.

Shares that are exchanged by a participant or withheld by us as full or partial payment in connection with any award granted under the 2021 Plan, as well as any shares exchanged by a participant or withheld by the Company to satisfy tax withholding obligations related to any award granted under the 2021 Plan, will not be counted against the Share Limit and will again be available for subsequent awards under the 2021 Plan. To the extent that an award is settled in cash or a form other than shares, the shares that would have been delivered had there been no such cash or other settlement will not be counted against the Share Limit and will again be available for subsequent awards under the 2021 Plan.

The following table summarizes the restricted stock activity for the Company’s directors and officers and employees of the Manager as of December 31, 2021.

As of December 31, 2021
Non-vested	98,440
Vested	-
Forfeited	-
Balance	98,440

Restricted stock grant expense is based on the Company’s stock price at the time of the grant and amortized over the vesting period. Forfeitures are recognized as they occur. The share-based compensation expense for the Company was approximately $29,611 for the year ended December 31, 2021

10.	EARNINGS PER SHARE

The following information sets forth the computations of basic earnings per common share for the period from March 30, 2021 (inception) to December 31, 2021:

Period from March 30, 2021 (inception) to December 31, 2021
Net income/(loss) attributable to common stockholders	$9,496,436
Divided by:
Basic weighted average shares of common stock outstanding	$6,442,865
Diluted weighted average shares of common stock outstanding	$6,450,383
Basic earnings per common share	$1.47
Diluted earnings per common share	$1.47

CHICAGO ATLANTIC Real Estate finance, Inc.

AUDITED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD FROM MARCH 30, 2021 (INCEPTION) TO DECEMBER 31, 2021

11.	INCOME TAX

The income tax provision for the Company was $0 for the period from March 30, 2021 (inception) to December 31, 2021.

For the period from March 30, 2021 (inception) to December 31, 2021, the Company incurred no expense for United Stated federal excise tax. If it is determined that the Company’ estimated current year taxable income will be in excess of estimated dividend distributions (including capital gain dividend) for the current year from such income, the Company accrues excise tax on estimated excess taxable income as such taxable income is earned. The annual expense is calculated in accordance with applicable tax regulations.

As of December 31, 2021, the Company does not have any unrecognized tax benefits and does not expect that to change in the next 12 months.

12.	DIVIDENDS AND DISTRIBUTIONS

The following table summarizes the Company’s dividends declared during the period from March 30, 2021 (inception) to December 31, 2021:

	Record Date	Payment Date	Common Share Distribution Amount	Taxable Ordinary Income	Return of Capital	Section 199A Dividends
Regular cash dividend	6/30/2021	7/15/2021	$0.29	$0.29	$-	$0.29
Regular cash dividend	9/30/2021	10/20/2021	$0.51	$0.51	$-	$0.51
Regular cash dividend	12/31/2021	1/14/2022	$0.26	$0.26	$-	$0.26
Total cash dividend			$1.06	$1.06	$-	$1.06

13.	SUBSEQUENT EVENTS

Management has evaluated the impact of all subsequent events on the Company through April 14, 2022, the date the consolidated financial statements were issued, and determined there are no subsequent events to report, other than those disclosed below.

Normal Course of Business Operations

During the period from January 1, 2022 through April 14, 2022, the Company funded two loans amounting to $27.5 million in loan principal to two new portfolio companies, and eight loan advances amounting to approximately $56.8 million in loan principal to existing portfolio companies.

Payment of Dividend

On December 31, 2021, the Company declared a cash dividend of $0.26 per share of its common stock, relating to the fourth quarter of 2021, which was paid on January 14, 2022 to stockholders of record as of the close of business on December 31, 2021. The total amount of the cash dividend payment was approximately $4,512,329.

On March 21, 2022, the Company declared a cash dividend of $0.40 per share of its common stock, relating to the first quarter of 2022, which will be paid on April 14, 2022 to stockholders of record as of the close of business on March 31, 2022.

Stock Issuance

On January 5, 2022, the underwriters partially exercised their over-allotment option to purchase 302,800 shares of the Company’s common stock at a price of $16.00 per share, raising $4,844,800 in additional gross proceeds or $4,505,664 in net proceeds after underwriting commissions of $339,136, which is reflected as a reduction of additional paid-in capital on the consolidated statements of stockholders’ equity.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to provide reasonable assurance that information required to be disclosed in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the forms and rules of the SEC and that such information is accumulated and communicated to management, including the CEO and CFO, to allow timely decisions regarding required disclosures.

In connection with the preparation of this annual report on Form 10-K, our management, including the CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2021. Based on that evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of December 31, 2021 because of the material weakness in our internal control over financial reporting relating to inadequate design and implementation of information technology general controls that prevent the information systems from providing appropriate segregation of duties, and delivery of complete and accurate information consistent with financial reporting objectives and current needs. Additionally, a control deficiency in our internal control over financial reporting has been identified which constitutes a material weakness relating to inadequate design and implementation of controls relating to the development of risk ratings and CECL reserve. We anticipate that our upcoming annual assessment of the effectiveness of our internal controls over financial reporting will conclude these items have been remediated.

We have taken certain measures to remediate the material weakness related to information technology general controls described above, including hiring additional personnel and designing and implementing formal user access controls. We have taken certain measures to remediate the material weakness related to the Company’s development of its CECL reserve, including designing and implementing formal procedures and controls, such as controls over the development of risk ratings, the preparation and review of the estimation of enterprise value of our borrowers and over the preparation and review over the development of reasonable and supportable forecasts of the performance of its loans. We are in the process of implementing additional measures designed to enable us to meet the requirements of being a public company, improve our internal control over financial reporting and remediate the control deficiencies that led to the material weaknesses, including hiring additional information technology, finance and accounting personnel, evaluating our financial and information technology control environment, including engaging a third party vendor to implement a new ERP system with capabilities better suited to support us as a public company, and augmenting our internal controls with new accounting policies and procedures, and designing and implementing both business process controls and information technology general controls.

While we believe that the efforts taken to date and those planned for remediation will improve the effectiveness of our internal control over financial reporting, these remediation efforts are ongoing and will require a sufficient period of time to operate for management to be able to conclude that the design is effective to address the risks of material misstatement and that such controls are operating effectively through testing of such controls. We may conclude that additional measures are necessary to remediate the material weaknesses in our internal control over financial reporting, which may necessitate additional evaluation and implementation time.

Notwithstanding the material weaknesses, the Company has concluded that the consolidated financial statements included in this report present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Internal Control Over Financial Reporting

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm because the Company was not required to file and did not file an annual report pursuant to section 13(a) or 15(d) of the Exchange Act with the SEC for the prior fiscal year.

Changes in Internal Control Over Financial Reporting

This annual report does not include a report of management’s assessment regarding changes in the Company’s internal control over financial reporting because the Company was not required to file and did not file an annual report pursuant to section 13(a) or 15(d) of the Exchange Act with the SEC for the prior fiscal year.

Item 9B. Other Information

Not applicable.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable.

PART III

We will file a definitive Proxy Statement for our 2022 Annual Meeting of Stockholders (the “2022 Proxy Statement”) with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of the 2022 Proxy Statement that specifically address the items set forth herein are incorporated by reference.

Item 10. Directors, Executive Officers and Corporate Governance

The information required by Item 10 is hereby incorporated by reference from our 2022 Proxy Statement.

Item 11. Executive Compensation

The information required by Item 11 is hereby incorporated by reference from our 2022 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is hereby incorporated by reference from our 2022 Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is hereby incorporated by reference from our 2022 Proxy Statement.

Item 14. Principal Accountant Fees and Services

The information required by Item 14 is hereby incorporated by reference from our 2022 Proxy Statement.

PART IV

Item 15. Exhibits, Financial Statement Schedules

a. Documents Filed as Part of this Report

The following consolidated financial statements are set forth in Item 8:

b. Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

3.1	Articles of Incorporation of Chicago Atlantic Real Estate Finance, Inc. (Incorporated by reference to the Registrant’s Registration Statement on Form S-11 (File No. 333-260505), filed on October 26, 2021).
3.2	Articles of Amendment of Chicago Atlantic Real Estate Finance, Inc. (Incorporated by reference to the Registrant’s Registration Statement on Form S-11 (File No. 333-260505), filed on October 26, 2021).
3.3	Form of Articles of Amendment and Restatement of Chicago Atlantic Real Estate Finance, Inc. (Incorporated by reference to the Registrant’s Registration Statement on Form S-11 (File No. 333-260505), filed on October 26, 2021).
3.4	Amended and Restated Bylaws of Chicago Atlantic Real Estate Finance, Inc. (Incorporated by reference to the Registrant’s Registration Statement on Form S-11 (File No. 333-260505), filed on October 26, 2021).
4.1	Form of Common Stock Certificate of the Registrant (Incorporated by reference to the Registrant’s Registration Statement on Form S-11 (File No. 333-260505), filed on October 26, 2021).
4.2	Description of Registrant’s securities*
10.1	Management Agreement, dated May 1, 2021, by and between Chicago Atlantic Real Estate Finance, Inc. and Chicago Atlantic REIT Manager, LLC (Incorporated by reference to the Registrant’s Registration Statement on Form S-11 (File No. 333-260505), filed on October 26, 2021).
10.2	Form of Indemnification Agreement between the Registrant and each of its directors and officers (Incorporated by reference to the Registrant’s Registration Statement on Form S-11 (File No. 333-260505), filed on October 26, 2021).
10.3	Form of Registration Rights Agreement, by and among Chicago Atlantic Real Estate Finance, Inc. and the holders thereto (Incorporated by reference to Amendment No. 4 to the Registrant’s Registration Statement on Form S-11 (File No. 333-260505), filed on December 6, 2021).
10.4	Chicago Atlantic Real Estate Finance, Inc. 2021 Omnibus Incentive Plan (Incorporated by reference to Amendment No. 1 to the Registrant’s Registration Statement on Form S-11 (File No. 333-260505), filed on November 12, 2021).
10.5	Amendment to the Management Agreement (Incorporated by reference to the Registrant’s Registration Statement on Form S-11 (File No. 333-260505), filed on October 26, 2021).
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*
32.1	Certification of Chief Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.*
32.2	Certification of Chief Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.*
101.INS	Inline XBRL Instance Document.*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 14, 2022.

CHICAGO ATLANTIC REAL ESTATE FINANCE, INC.

By:	/s/ Anthony Cappell
Anthony Cappell
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Anthony Cappell	/s/ Lindsay Menze
Anthony Cappell	Lindsay Menze
Chief Executive Officer and Director (Principal Executive Officer)	Chief Financial Officer (Principal Financial and Accounting Officer)
April 14, 2022	April 14, 2022

/s/ John Mazarakis	/s/ Dr. Andreas Bodmeier
John Mazarakis	Dr. Andreas Bodmeier
Director	Director
April 14, 2022	April 14, 2022

/s/ Peter Sack	/s/ Dr. Jason Papastavrou
Peter Sack	Dr. Jason Papastavrou
Director	Independent Director
April 14, 2022	April 14, 2022

/s/ Frederick C. Herbst	/s/ Brandon Konigsberg
Frederick C. Herbst	Brandon Konigsberg
Independent Director	Independent Director
April 14, 2022	April 14, 2022

/s/ Donald E. Gulbrandsen	/s/ Michael L. Steiner
Donald E. Gulbrandsen	Michael L. Steiner
Independent Director	Independent Director
April 14, 2022	April 14, 2022