Form 10-Q
period 2022-03-31
Chicago Atlantic Real Estate Finance, Inc.
filed 2022-05-12
CIK 1867949

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 001-41123

CHICAGO ATLANTIC REAL ESTATE FINANCE, INC.

(Exact name of registrant as specified in its charter)

Maryland	86-3125132
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

420 North Wabash Avenue, Suite 500,
Chicago, IL 60611 (Address of principal executive offices)   (Zip Code)

(312) 809-7002

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value per share	REFI	NASDAQ Global Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated Filer	☒	Smaller reporting company	☐
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 11, 2022
Common stock, $0.01 par value	17,657,913

CHICAGO ATLANTIC REAL ESTATE FINANCE, INC.

TABLE OF CONTENTS

INDEX

Part I.	Financial Information	1
Item 1.	Financial Statements	1
	Consolidated Balance Sheets as of March 31, 2022 (unaudited) and December 31, 2021	1
	Consolidated Statements of Income for the three months ended March 31, 2022 (unaudited) and for the period from March 30, 2021 (inception) to March 31, 2021 (unaudited)	2
	Consolidated Statements of Equity for the three months ended March 31, 2022 (unaudited) and for the period from March 30, 2021 (inception) to March 31, 2021 (unaudited)	3
	Consolidated Statements of Cash Flows for the three months ended March 31, 2022 (unaudited) and for the period from March 30, 2021 (inception) to March 31, 2021 (unaudited)	4
	Notes to Consolidated Financial Statements (unaudited)	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	37
Item 4.	Controls and Procedures	41
Part II.	Other Information	43
Item 1.	Legal Proceedings	43
Item 1A.	Risk Factors	43
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	43
Item 3.	Defaults Upon Senior Securities	43
Item 4.	Mine Safety Disclosures	43
Item 5.	Other Information	43
Item 6.	Exhibits	43

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CHICAGO ATLANTIC REAL ESTATE FINANCE, INC.

CONSOLIDATED BALANCE SHEETS

	March 31, 2022	December 31, 2021
	(unaudited)
Assets
Loans held for investment	$278,826,914	$196,984,566
Current expected credit loss reserve	(182,838)	(134,542)
Loans held for investment, net	278,644,076	196,850,024
Cash	6,078,178	80,248,526
Interest receivable	373,695	197,735
Other assets, net	795,754	868,022
Other receivables	16,201	6,148
Total Assets	$285,907,904	$278,170,455

Liabilities
Interest reserve	$7,472,057	$6,636,553
Dividend payable	7,125,661	4,537,924
Related party payable	682,344	1,902,829
Management and incentive fees payable	671,505	802,294
Accounts payable and accrued expenses	571,821	212,887
Total Liabilities	16,523,388	14,092,487

Commitments and contingencies (Note 8)

Stockholders’ equity
Common stock, par value $0.01 per share, 100,000,000 shares authorized at March 31, 2022 and December 31, 2021, respectively, and 17,752,603 and 17,453,553 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	176,579	173,551
Additional paid-in-capital	268,681,445	264,081,977
Accumulated earnings (deficit)	526,492	(177,560)
Total stockholders’ equity	269,384,516	264,077,968

Total liabilities and stockholders’ equity	$285,907,904	$278,170,455

CHICAGO ATLANTIC REAL ESTATE FINANCE, INC.

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	For the three months ended March 31, 2022	Period from March 30, 2021 (inception) to March 31, 2021

Revenues
Interest income	$9,833,053	$-
Total revenues	9,833,053	-

Expenses
Management and incentive fees, net	671,505	-
General and administrative expense	556,141	-
Provision for current expected credit losses	51,343	-
Amortization of deferred debt issuance costs	72,268	-
Professional fees	556,904	-
Stock based compensation	120,940	-
Total expenses	2,029,101	-

Net Income before income taxes	7,803,952	-
Income tax expense	-	-
Net Income	$7,803,952	$-

Earnings per common share:
Basic earnings per common share (in dollars per share)	$0.44	$-
Diluted earnings per common share (in dollars per share)	$0.44	$-

Weighted average number of common shares outstanding:
Basic weighted average shares of common stock outstanding (in shares)	17,641,090	6,427
Diluted weighted average shares of common stock outstanding (in shares)	17,737,975	6,427

CHICAGO ATLANTIC REAL ESTATE FINANCE, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(UNAUDITED)

	Common Stock			Additional Paid-In-	Accumulated Earnings	Total Stockholders’
	Shares		Amount	Capital	(Deficit)	Equity

Balance at March 30, 2021 (inception)	-		$-	$-	$-	$-
Issuance of common stock in connection with sale of unregistered equity securities	6,427		$100,000	-	-	100,000
Balance at March 31, 2021	6,427		$100,000	$-	$-	$100,000

Balance at January 1, 2022	17,453,553		$173,551	$264,081,977	$(177,560)	$264,077,968
Issuance of common stock, net of offering costs	302,800		$3,028	4,478,528	-	4,481,556
Stock based compensation	(3,750)		-	120,940	975	121,915
Dividends declared on common shares		-	-	-	(7,100,875)	(7,100,875)
Net income		-	-	-	7,803,952	7,803,952
Balance at March 31, 2022	17,752,603		$176,579	$268,681,445	$526,492	$269,384,516

CHICAGO ATLANTIC REAL ESTATE FINANCE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the three months ended March 31, 2022	Period from March 30, 2021 (inception) to March 31, 2021

Operating activities
Net income	$7,803,952	$-

Adjustments to reconcile net income to net cash provided by operating activities:
Accretion of deferred loan origination fees and other discounts	(894,087)	-
Payment-in-kind interest	(970,569)	-
Provision for current expected credit losses	48,296	-
Amortization of deferred debt issuance costs	72,268	-
Stock-based compensation	120,940	-

Changes in operating assets and liabilities:
Interest receivable	(175,960)	-
Other receivables	(10,053)	-
Interest reserve	(3,084,470)	-
Management and incentive fees payable	(233,618)	-
Accounts payable and accrued expenses	358,933	-
Net cash provided by operating activities	3,035,632	-

Cash flows from investing activities
Issuance of and fundings of loans	(82,794,575)	-
Principal repayment of loans	5,619,201	-
Net cash used in investing activities	(77,175,374)	-

Cash flows from financing activities
Proceeds from sale of common stock	4,505,664	100,000
Dividends paid	(4,512,329)	-
Payment of deferred offering costs	(23,941)	-
Net cash (used in) provided by financing activities	(30,606)	100,000

Change in cash	(74,170,348)	100,000
Cash, beginning of period	80,248,526	-
Cash, end of period	$6,078,178	$100,000

Supplemental disclosure of non-cash financing and investing activity
Interest reserve withheld from funding of loan	3,919,974	-
OID withheld from funding of loans	1,128,415	-
Dividends declared and not yet paid	7,100,066	-

CHICAGO ATLANTIC REAL ESTATE FINANCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. ORGANIZATION AND DESCRIPTION OF BUSINESS

Chicago Atlantic Real Estate Finance, Inc., and its wholly owned subsidiary, Chicago Atlantic Lincoln, LLC (“CAL”) (collectively the “Company”, “we”, or “our”), is a commercial mortgage real estate investment trust (“REIT”) incorporated in the state of Maryland on March 30, 2021. The Company has elected to be taxed as a REIT for United States federal income tax purposes under the Internal Revenue Code of 1986, as amended (the “Code”), commencing with its taxable year ended December 31, 2021. The Company generally will not be subject to United States federal income taxes on its REIT taxable income as long as it annually distributes to stockholders all of its REIT taxable income prior to the deduction for dividends paid and complies with various other requirements as a REIT.

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

The Company is externally managed by Chicago Atlantic REIT Manager, LLC (the “Manager”), a Delaware limited liability company, pursuant to the terms of the management agreement dated May 1, 2021, as amended, which extends for a three-year initial term set to expire on April 30, 2024 (the “Management Agreement”), by and among the Company and the Manager. After the initial term, the management agreement is automatically renewed for one-year periods unless the Company or the Manager elects not to renew in accordance with the terms of the Management Agreement. The Manager conducts substantially all of the Company’s operations and provides asset management services for its real estate investments. For its services, the Manager is entitled to management fees and incentive compensation, both defined in, and in accordance with the terms of, the Management Agreement (Note 7). All of the Company’s investment decisions are made by the investment committee of the Manager, subject to oversight by the Company’s board of directors (the “Board”). The Manager is wholly-owned by Chicago Atlantic Group, LLC (the “Sponsor”).

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they may not contain all disclosures required by generally accepted accounting principles. Reference should be made to Note 2 of the Company’s Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the period ended December 31, 2021. In the opinion of the Company, all normal recurring adjustments have been made that are necessary to present fairly the results of operations for the interim periods. Operating results for the three-month period ended March 31, 2022 is not necessarily indicative of the results that may be expected for the year ending December 31, 2022.

Use of Estimates in the Preparation of Consolidated Financial Statements

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Actual results could differ from those estimates. Significant estimates include the provision for current expected credit losses.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation. General and administrative expenses reimbursements due to the Manager which were previously included in the line item, management fee payable, have been reclassified into related party payable in the consolidated balance sheet.

Cash

Cash includes deposits with financial institutions. The Company’s cash held with financial institutions may at times exceed the Federal Deposit Insurance Corporation (“FDIC”) insured limits. Cash and short-term investments with an original maturity of three months or less when acquired are considered cash for the purpose of the consolidated balance sheet and consolidated statements of cash flows.

Concentration of Credit Risks

Financial instruments that may subject the Company to concentrations of credit risk consist primarily of cash, loans and interest receivable. The Company and the Manager seek to manage this credit risk relating to cash by monitoring the financial institutions and their ability to continue in business for the foreseeable future. Concentration of credit risk relating to loans and interest receivable are managed by the Company and the Manager through robust portfolio monitoring and performing due diligence prior to origination or acquisition and through the use of non-recourse financing, when and where available and appropriate.

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

CECL Reserve

The Company measures current expected credit losses (“CECL”) for loans held for investment based on Accounting Standards Codification (“ASC”) No. 326, Financial Instruments – Credit Losses (“ASC 326”). The Company early adopted ASC 326 at inception. ASC 326 introduces a new allowance for credit losses methodology and requires earlier recognition of credit losses, while also providing additional transparency about credit risk. The CECL methodology utilizes a lifetime “expected credit loss” methodology for the recognition of credit losses for loans and other receivables at the time the financial asset is originated or based on historical experience and current conditions, as well as reasonable and supportable forecasts incorporating forward-looking information. The allowance for credit losses (the “CECL Reserve”) required under ASC 326 is deducted from the respective loans’ amortized cost basis on the Company’s Consolidated Balance Sheets. The CECL Reserve attributed to unfunded loan commitments is included in “Accounts payable and accrued expenses” on the Consolidated Balance Sheets. The expected credit losses are adjusted each period for changes in expected lifetime credit losses through a provision for current expected credit losses recognized on the consolidated Statements of Operations. Refer to “Note 3 – Loans Held for Investment, Net” for further information regarding the CECL Reserve.

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

Debt Issuance Costs

Debt issuance costs are presented as a direct deduction from the debt liability, consistent with debt discounts or premiums unless they relate to an undrawn line of credit, in which case they are amortized on a straight-line basis over the life of the line of credit. Unamortized debt issuance costs are subsequently expensed if the associated debt is repaid prior to maturity. As of March 31, 2022 and December 31, 2021, the Company incurred debt issuance costs of $795,754 and $868,022, respectively, which are capitalized within Other Assets on the Company’s consolidated balance sheets. For the three months ended March 31, 2022, the Company recorded amortization expense of $72,268.

Formation Transaction

The Company commenced operations on April 1, 2021. The assets and liabilities constituting its Initial Portfolio were contributed at amortized cost on April 1, 2021 (the “Formation Transaction”). The fair values of the contributed cash and accrued interest approximated their carrying values because of the short-term nature of these instruments in relation to their origination date. The amortized cost of the contributed assets described above were agreed upon by the parties that contributed assets to the Company in the Formation Transaction and used to determine the number of shares of common stock issued. Any purchase premiums or discounts are amortized over the expected life of the investment.

The following table shows the par values, amortized cost and purchase premiums (discounts) of the portfolio of assets contributed on April 1, 2021:

	Par value	Amortized Cost	Premium (Discount)
Assets
Cash	$97,976	$97,976	$-
Loans, held-for-investment, net	9,883,211	9,802,024	(81,187)
Total contributions	$9,981,187	$9,900,000	$(81,187)

Acquisition Accounting

The Company accounts for the acquisitions of the Initial Portfolio and other loans acquired during the period from March 30, 2021 (Inception) to December 31, 2021 as asset acquisitions. Substantially all of the fair value of the assets acquired are concentrated in a group of similarly identifiable loan assets, and as such, lack physical facilities, employees, customer base, operating rights, and do not constitute businesses. The investments were contributed to the Company in non-cash transactions including the Formation Transaction described above and the cost was determined based on the amortized cost of the assets acquired. There were no such acquisitions during the three months ended March 31, 2022.

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

Income Taxes

The Company is a Maryland corporation and elected to be taxed as a REIT under the Code, commencing with its taxable year ended December 31, 2021. The Company believes that its method of operations will enable it to continue to qualify as a REIT. However, no assurances can be given that the Company’s beliefs or expectations will be fulfilled, since qualification as a REIT depends on the Company satisfying numerous asset, income and distribution tests which depends, in part, on the Company’s operating results.

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

FASB ASC Topic 740, Income Taxes (“ASC 740”), prescribes a recognition threshold and measurement attribute for the consolidated financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company has analyzed its various federal and state filing positions and believes that its income tax filing positions and deductions are well documented and supported as of March 31, 2022. Based on the Company’s evaluation, the Company does not have any unrecognized tax benefits and does not expect that to change in the next 12 months.

Earnings per Share

The Company calculates basic earnings / (loss) per share by dividing net income / (loss) allocable to common stockholders for the period by the weighted average shares of common stock outstanding for that period. Diluted earnings / (loss) per share takes into effect any dilutive instruments, except when doing so would be anti-dilutive. As of March 31, 2022 and December 31, 2021, there were dilutive instruments relating to restricted share awards. See Note 10 included in these consolidated financial statements for the earnings per share calculations.

Recent Accounting Pronouncements

As of March 31, 2022, there are no recent accounting pronouncements that have been issued that are expected to have a significant impact on the Company’s consolidated financial statements.

3. LOANS HELD FOR INVESTMENT, NET

As of March 31, 2022 and December 31, 2021, the Company’s portfolio was comprised of 22 and 21 loans, respectively, held on the consolidated balance sheet at amortized cost. The Company’s aggregate loan commitments and outstanding principal were approximately $321.1 million and $282.7 million as of March 31, 2022, and $235.1 million and $200.6 million as of December 31, 2021. For the three months ended March 31, 2022, the Company funded approximately $86.7 million in new loan principal.

As of March 31, 2022 and December 31, 2021, the Company did not have any loans held for investment with floating interest rates tied to the London Inter-bank Offered Rate (“LIBOR”). As of March 31, 2022 and December 31, 2021, approximately 63.4% and 53.2%, respectively, of its portfolio was comprised of floating rate loans that pay interest at the prime rate plus an applicable margin, and were subject to prime rate floors. The outstanding principal of these loans was approximately $179.2 million and $106.7 million as of March 31, 2022 and December 31, 2021, respectively.

The remaining 36.6% and 46.8% of the portfolio as of March 31, 2022 and December 31, 2021, respectively, was comprised of fixed rate loans that had outstanding principal of approximately $103.5 million and $93.9 million.

The following tables summarize the Company’s loans held for investment as of March 31, 2022 and December 31, 2021:

	As of March 31, 2022
	Outstanding Principal (1)	Original Issue Discount	Carrying Value (1)	Weighted Average Remaining Life (Years)(2)
Senior Term Loans	$282,708,732	$(3,881,818)	$278,826,914	2.4
Total loans held at carrying value	282,708,732	(3,881,818)	278,826,914	2.4
Allowance for credit losses	N/A	N/A	(182,838)
Total loans held at carrying value, net	$282,708,732	$(3,881,818)	$278,644,076

(1)	The difference between the Carrying Value and the Outstanding Principal amount of the loans consists of unaccreted original issue discount and loan origination costs
(2)	Weighted average remaining life is calculated based on the carrying value of the loans as of March 31, 2022

	As of December 31, 2021
	Outstanding Principal (1)	Original Issue Discount	Carrying Value (1)	Weighted Average Remaining Life (Years)(2)
Senior Term Loans	$200,632,056	$(3,647,490)	$196,984,566	2.2
Total loans held at carrying value	200,632,056	(3,647,490)	196,984,566	2.2
Allowance for credit losses	N/A	N/A	(134,542)
Total loans held at carrying value, net	$200,632,056	$(3,647,490)	$196,850,024

(1)	The difference between the Carrying Value and the Outstanding Principal amount of the loans consists of unaccreted original issue discount and loan origination costs

(2)	Weighted average remaining life is calculated based on the carrying value of the loans as of December 31, 2021

The following tables presents changes in loans held at carrying value as of and for the three months ended March 31, 2022. The Company had no loans held at carrying value as of March 31, 2021.

	Principal	Original Issue Discount	Allowance for Credit Losses	Carrying Value
Balance at December 31, 2021	$200,632,056	$(3,647,490)	$(134,542)	$196,850,024
New fundings	86,725,308	(1,128,415)	-	85,596,893
Principal repayment of loans	(5,619,201)	-	-	(5,619,201)
Accretion of original issue discount	-	894,087	-	894,087
PIK Interest	970,569	-	-	970,569
Provision for credit losses	-	-	(48,296)	(48,296)
Balance at March 31, 2022	$282,708,732	$(3,881,818)	$(182,838)	$278,644,076

A more detailed listing of the Company’s loans held at carrying value portfolio based on information available as of March 31, 2022, is as follows:

Loan	Location	Outstanding Principal(1)	Original Issue Premium/(Discount)	Carrying Value(1)	Contractual Interest Rate(4)	Maturity Date(2)	Payment Terms(3)
1	Michigan	537,500	19,308	556,808	15.00%	12/31/2022	P&I
2	Various	30,000,000	(517,906)	29,482,094	10.07%(6)	5/30/2023	I/O
3	Pennsylvania	6,957,500	(239,669)	6,717,831	P + 11.00%(5)	1/31/2025	P&I
4	Michigan	29,333,311	(149,336)	29,183,975	P + 6.65%(5) Cash, 2.5% PIK	12/31/2024	P&I
5	Various	19,321,082	(583,643)	18,737,439	13.625% Cash, 2.75% PIK	3/31/2024	P&I
6	Arizona	11,061,997	-	11,061,997	19.85%(7)	4/28/2023	P&I
7	Massachusetts	1,500,000	-	1,500,000	P + 12.25%(5)	4/28/2023	P&I
8	Pennsylvania	13,235,127	-	13,235,127	P + 10.75%(5) Cash, 4% PIK(8)	5/31/2025	P&I
9	Michigan	4,500,000	(7,560)	4,492,440	P + 9.00%(5)	2/20/2024	P&I
10	Various	19,388,944	(238,164)	19,150,780	13% Cash, 1% PIK	8/30/2024	P&I
11	West Virginia	9,599,451	(153,282)	9,446,169	P + 9.25%(5) Cash, 2% PIK	9/1/2024	P&I
12	Pennsylvania	15,263,207	-	15,263,207	P + 10.75%(5) Cash, 3% PIK	6/30/2024	P&I
13	Michigan	392,009	-	392,009	11.00%	9/30/2024	P&I
14	Maryland	20,203,076	(500,365)	19,702,711	P + 8.75%(5) Cash, 2% PIK	9/30/2024	I/O
15	Various	12,000,000	(260,570)	11,739,430	13.00%	10/31/2024	P&I
16	Michigan	10,600,000	(89,946)	10,510,054	P + 7.00%(5)	11/22/2022	I/O
17	Various	5,000,000	-	5,000,000	15% Cash, 2.5% PIK	12/27/2026	P&I
18	Michigan	3,646,200	(78,658)	3,567,542	10.50% Cash, 1% to 5% PIK(9)	12/29/2023	I/O
19	Various	7,500,000	(68,778)	7,431,222	P + 9.25%(5)	12/31/2024	I/O
20	Florida	15,000,000	(357,104)	14,642,896	11.00%	1/31/2025	P&I
21	Ohio	30,140,161	(570,026)	29,570,135	P + 8.25%(5) Cash, 3% PIK	2/28/2025	P&I
22	Florida	17,529,167	(86,119)	17,443,048	11.00% Cash, 3% PIK	8/29/2025	P&I

Current expected credit loss reserve		-	-	(182,838)
Total loans held at carry value		282,708,732	(3,881,818)	278,644,076

(1)	The difference between the Carrying Value and the Outstanding Principal amount of the loans consists of unaccreted purchase discount, deferred loan fees and loan origination costs
(2)	Certain loans are subject to contractual extension options and may be subject to performance based or other conditions as stipulated in the loan agreement. Actual maturities may differ from contractual maturities stated herein as certain borrowers may have the right to prepay with or without paying a prepayment penalty. The Company may also extend contractual maturities and amend other terms of the loans in connection with loan modifications.
(3)	P/I = principal and interest. I/O = interest only. P/I loans may include interest only periods for a portion of the loan term.
(4)	P = prime rate and depicts floating rate loans that pay interest at the prime rate plus a specific percentage; “PIK” = paid in kind interest.
(5)	This loan is subject to a 3.25% prime rate floor.
(6)	The aggregate loan commitment to Loan #2 includes a $4.005 million initial advance which has an interest rate of 15.25%, a second advance of $15.995 million which has an interest rate of 9.75%, and a third advance of $10.0 million which has an interest rate of 8.5%. The statistics presented reflect the weighted average of the terms under all advances for the total aggregate loan commitment.

(7)	The aggregate loan commitment to Loan #6 includes a $8.9 million initial commitment which has a base interest rate of 15.25% and PIK interest rate of 2%, and a second commitment of $2.0 million which has an interest rate of 39%. The statistics presented reflect the weighted average of the terms under both advances for the total aggregate loan commitment.
(8)	Subject to adjustment not below 2% if borrower receives at least two consecutive quarters of positive cash flow after the closing date.

(9)	PIK is variable with an initial rate of five percent (5.00%) per annum, until borrower’s delivery of audited financial statements for the Fiscal Year ended December 31, 2021, at which time the PIK interest rate shall equal a rate of one percent (1.00%) if EBITDA is greater than $6,000,000; three percent (3.00%) if EBITDA is greater than $4,000,000 and less than or equal to $6,000,000; or will remain at five percent (5.00%) if EBITDA is less than $4,000,000.

As of March 31, 2022, all loans are current, and none have been placed on non-accrual status. The aggregate fair value of the Company’s loan portfolio was $279,085,998 and $197,901,779, with gross unrecognized holding gains of $259,084 and $917,213 as of March 31, 2022 and December 31, 2021, respectively.  The fair values, which are classified as Level 3 in the fair value hierarchy (Note 2), are estimated using discounted cash flow models based on current market inputs for similar types of arrangements. The primary sensitivity in these models is based on the selection of appropriate discount rates. Fluctuations in these assumptions could result in different estimates of fair value.

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

As of March 31, 2022 and December 31, 2021, the carrying value, excluding the CECL reserve, of the Company’s loans within each risk rating by year of origination is as follows:

	As of March 31, 2022
Risk Rating	2022	2021	2020	2019	Total
1	-	122,035,698	29,482,094	556,808	152,074,600
2	90,840,054	29,194,429	6,717,831	-	126,752,314
3	-	-	-	-	-
4	-	-	-	-	-
5	-	-	-	-	-
Total	90,840,054	151,230,127	36,199,925	556,808	278,826,914

	As of December 31, 2021
Risk Rating	2021	2020	2019	Total
1	$135,076,307	$32,242,114	$590,384	$167,908,805
2	29,075,761	-	-	29,075,761
3	-	-	-	-
4	-	-	-	-
5	-	-	-	-
Total	164,152,068	32,242,114	590,384	196,984,566

Real estate collateral coverage is also a significant credit quality indicator, and real estate collateral coverage, excluding the CECL reserve, was as follows as of March 31, 2022 and December 31, 2021:

As of March 31, 2022
Real Estate Collateral Coverage
	< 1.0x	1.0x - 1.25x	1.25x - 1.5x	1.50x - 1.75x	1.75x - 2.0x	> 2.0x	Total
Fixed-rate	$5,000,000	$-	$17,443,048	$-	$-	$79,531,559	$101,974,607
Floating-rate	15,649,053	15,263,207	48,307,574	39,658,934	24,297,124	33,676,415	176,852,307
	$20,649,053	$15,263,207	$65,750,622	$39,658,934	$24,297,124	$113,207,974	$278,826,914

As of December 31, 2021 Real Estate Collateral Coverage
	< 1.0x	1.0x - 1.25x	1.25x - 1.5x	1.50x - 1.75x	1.75x - 2.0x	> 2.0x	Total
Fixed-rate	$7,017,793	$-	$35,836,099	$3,086,298	$-	$45,373,778	$91,313,968
Floating-rate	8,925,068	18,022,518	-	30,029,953	32,377,087	16,315,972	105,670,598
	$15,942,861	$18,022,518	$35,836,099	$33,116,251	$32,377,087	$61,689,750	$196,984,566

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

To estimate the historic loan losses relevant to the Company’s portfolio, the Company evaluates its historical loan performance, which includes zero realized loan losses since the inception of its operations. Additionally, the Company analyzed its repayment history, noting it has limited “true” operating history, since the incorporation date of March 30, 2021. However; the Company’s Sponsor has had operations for the past two fiscal years and has made investments in similar loans, that have similar characteristics including; interest rate, collateral coverage, guarantees, and prepayment/make whole provisions, which fall into the pools identified above. The Sponsor has experienced prepayment on seven loans since its inception history, and in no such case was an event of loss experienced. Given the similarity of the structuring of the credit agreements for the loans in the Company’s portfolio, management considered it appropriate to consider the past repayment history of loans originated by the Sponsor in determining the extent to which a CECL reserve shall be recorded.

In addition, the Company reviews each loan on a quarterly basis and evaluates the borrower’s ability to pay the monthly interest and principal, if required, as well as the loan-to-value (LTV) ratio. When evaluating qualitative factors that may indicate the need for a CECL Reserve, we forecast losses considering a variety of factors. In considering the potential current expected credit loss, the Manager primarily considered significant inputs to the Company’s forecasting methods, which include (i) key loan-specific inputs such as the value of the real estate collateral, liens on equity (including the equity in the entity that holds the state-issued license to cultivate, process, distribute, or retail cannabis), presence of personal or corporate guarantees, among other credit enhancements, LTV ratio, loan-term, geographic location, and expected timing and amount of future loan fundings, (ii) performance against the underwritten business plan and the Company’s internal loan risk rating and (iii) a macro-economic forecast. Regarding real estate collateral, the Company cannot take the position of mortgagee-in-possession as long as the property is used by a cannabis operator, but we can request that the court appoint a receiver to manage and operate the subject real property until the foreclosure proceedings are completed. Additionally, while we cannot foreclose under state Uniform Commercial Code (“UCC”) and take title or sell equity in a licensed cannabis business, a potential purchaser of a delinquent or defaulted loan could. Estimating the enterprise value of our borrowers in order to calculate LTV ratios is often a significant estimate. We rely primarily on comparable transactions to estimate enterprise value of our portfolio companies and supplement such analysis with a multiple-based approach to enterprise value to revenue multiples of publicly-traded comparable companies obtained from S&P CapitalIQ as of March 31, 2022, to which we apply a private company discount based on our current borrower profile. These estimates may change in future periods based on available future macro-economic data and might result in a material change in the Company’s future estimates of expected credit losses for its loan portfolio.

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

Activity related to the CECL Reserve for outstanding balances and unfunded commitments on the Company’s loans held at carrying value and loans receivable at carrying value as of and for the three months ended March 31, 2022 was as follows:

	Outstanding(1)	Unfunded(2)	Total
Balance at December 31, 2021	$134,542	$13,407	$147,949
Provision for current expected credit losses	48,296	3,047	51,343
Balance at March 31, 2022	$182,838	$16,454	$199,292

(1)	As of March 31, 2022, the CECL Reserve related to outstanding balances on loans at carrying value is recorded within current expected credit loss reserve in the Company’s consolidated balance sheets.
(2)	As of March 31, 2022, the CECL Reserve related to unfunded commitments on loans at carrying value is recorded within accounts payable and accrued liabilities in the Company’s consolidated balance sheets.

The Company has made an accounting policy election to exclude accrued interest receivable, ($373,695 as of March 31, 2022) included in Interest Receivable on its consolidated balance sheet, from the amortized cost basis of the related loans held for investment in determining the CECL Reserve, as any uncollectible accrued interest receivable is written off in a timely manner. To date, the Company has had zero write-offs related to uncollectible interest receivable, but will discontinue accruing interest on loans if deemed to be uncollectible, with any previously accrued uncollected interest on the loan charged to interest income in the same period.

As of March 31, 2022 there were no loans with principal or interest greater than 30 days past due.

4. INTEREST RECEIVABLE

The following table summarizes the interest receivable by the Company as of March 31, 2022 and December 31, 2021:

	As of March 31, 2022	As of December 31, 2021
Interest receivable	$370,244	$193,790
Unused fees receivable	3,451	3,945
Total interest receivable	$373,695	$197,735

5. INTEREST RESERVE

At March 31, 2022, the Company had nine loans that included a loan funded interest reserve.

The following table presents changes in interest reserves for the three months ended March 31, 2022. There were no interest reserves as of March 31, 2021:

As of March 31, 2022
Initial reserves	$6,636,553
New reserves	3,919,974
Reserves disbursed	(3,084,470)
Total interest reserve	$7,472,057

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

On December 16, 2021, the Company amended the Revolving Loan Agreement (the “First Amendment”). The First Amendment increased the loan commitment from $10,000,000 to $45,000,000 and decreased the interest rate, from the greater of the (1) Prime Rate plus 1.00% and (2) 4.75% to the greater of (1) the Prime Rate plus the applicable margin and (2) 3.25%. The applicable margin depends on the ratio of debt to equity of CAL and increases from 0% at a ratio of 0.25 to 1 to 1.25% at a ratio of 1.5 to 1. The First Amendment also extended the maturity date from February 12, 2023 to the earlier of (i) December 16, 2023 and (ii) the date on which the Revolving Loan is terminated pursuant to the terms in the Revolving Loan agreement. The Company incurred debt issuance costs of $859,500 related to the First Amendment, which were capitalized and are subsequently being amortized through maturity. As of March 31, 2022 and December 31, 2021, unamortized debt issuance costs related to the Revolving Loan and First Amendment of $795,754 and $868,022, respectively, are recorded in Other Assets on the Consolidated Balance Sheet.

The Revolving Loan incurs unused fees at a rate of 0.25% per annum beginning July 1, 2022 pursuant to the First Amendment. During the period from January 1, 2022 to March 31, 2022, the Company did not incur unused fees. Additionally, for the period from January 1, 2022 to March 31, 2022, the Company did not borrow against the Revolving Loan and therefore no interest expense was incurred for the period then ended.

The First Amendment provides for certain affirmative covenants, including requiring us to deliver financial information and any notices of default, and conducting business in the normal course. Additionally, the Company must comply with certain financial covenants including: (1) maximum capital expenditures of $150,000, (2) maintaining a debt service coverage ratio greater than 1.35 to 1, and (3) maintaining a leverage ratio less than 1.50 to 1. To the best of our knowledge, as of March 31, 2022, we were in compliance in all material respects with the covenants with respect to the Revolving Loan.

7. RELATED PARTY TRANSACTIONS

Management Agreement

Pursuant to the Management Agreement, the Manager will manage the loans and day-to-day operations of the Company, subject at all times to the further terms and conditions set forth in the Management Agreement and such further limitations or parameters as may be imposed from time to time by the Company’s Board.

The Manager will receive base management fees (the “Base Management Fee”) that are calculated and payable quarterly in arrears, in an amount equal to 0.375% of the Company’s Equity, determined as of the last day of each such quarter; reduced by an amount equal to 50% of the pro rata amount of origination fees earned and paid to the Manager during the applicable quarter for loans that were originated on the Company’s behalf by the Manager or affiliates of the Manager (“Outside Fees”). For the three months ended March 31, 2022, the Base Management Fee payable was reduced by Outside Fees in the amount of $717,750.

In addition to the Base Management Fee, the Manager is entitled to receive incentive compensation (the “Incentive Compensation” or “Incentive Fees”) under the Management Agreement. Under the Management Agreement, the Company will pay Incentive Fees to the Manager based upon the Company’s achievement of targeted levels of Core Earnings. “Core Earnings” is defined in the Management Agreement as, for a given period means the net income (loss) for such period, computed in accordance with GAAP, excluding (i) non-cash equity compensation expense, (ii) the Incentive Compensation, (iii) depreciation and amortization, (iv) any unrealized gains or losses or other non-cash items that are included in net income for the applicable reporting period, regardless of whether such items are included in other comprehensive income or loss, or in net income and (v) one-time events pursuant to changes in GAAP and certain non-cash charges, in each case after discussions between the Manager and the Independent Directors and approved by a majority of the Independent Directors. Incentive compensation for the three months ended March 31, 2022 was $382,143.

Pursuant to Fee Waiver Letter Agreements executed by the Manager, dated June 30, 2021 and September 30, 2021, all Base Management Fees that would have been payable to the Manager for the period from May 1, 2021 to September 30, 2021 were voluntarily waived and are not subject to recoupment at a later date. Additionally, Pursuant to a Fee Waiver Letter Agreement executed by the Manager, dated December 31, 2021, all Incentive Compensation that would have been payable to the Manager for the period from October 1, 2021 to December 31, 2021 was voluntarily waived and is not subject to recoupment at a later date.

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

The following table summarizes the related party costs incurred by the Company and amounts payable to the Manager for the periods ended March 31, 2022 and December 31, 2021.

	As of March 31, 2022	As of December 31, 2021
Affiliate Payments
Management fees earned	$1,007,112	$989,322
Less: Outside Fees earned	(717,750)	(187,028)
Base management fees, net	289,362	802,294
Incentive fees	382,143	-
Management and incentive fees payable	671,505	802,294
General and administrative expenses reimbursable to Manager	411,521	102,829
Total	$1,083,026	$905,123

General administrative expenses reimbursable to the Manager are included in related party payable line item of the consolidated balance sheet as of March 31, 2022 and December 31, 2021.

Investments in Loans

From time to time, the Company may co-invest with other investment vehicles managed by its affiliates, in accordance with the Manager’s co-investment allocation policies. The Company is not obligated to provide, nor has it provided, any financial support to the other managed investment vehicles. As such, the Company’s risk is limited to the carrying value of its investment in any such loan. As of and for the three months ended March 31, 2022, ten of the Company’s loans were co-invested by affiliates of the Company.

For the period from March 30, 2021 (Inception) to December 31, 2021, the Company advanced $20,000,000 to the borrower of Loan #14. The Company noted that a member of the Sponsor is a voting board member to the borrower of Loan #14. The Company evaluated the nature of such transaction in accordance with the guidance set forth in FASB ASC Topic 850, Related Party Disclosures (“ASC 850”), noting no material conflict of interest.

On October 1, 2021, the Company assigned $14.0 million of unfunded commitment in Loan #14 and $5.0 million of unfunded commitment in Loan #10 to an affiliate. Further, on October 3, 2021, the Company sold $5.0 million of principal related to the second tranche of Loan #2 to an affiliate at an amortized cost, plus accrued interest of $4.9 million.

Loans Acquired From Affiliates

As a result of the Formation Transaction, for the period from March 30, 2021 (Inception) to December 31, 2021 the Company acquired loans at amortized cost and cash of $9,802,024 and $97,976, respectively, from affiliates of the Manager in exchange for issuance of 635,194 shares of common stock.

Subsequently, for the period from March 30, 2021 (Inception) to December 31, 2021 the Company also acquired loans at amortized cost of $22,516,005 from affiliates of the Manager in exchange for issuance of 1,446,473 shares of common stock, as well as cash contributions of $125,517,500 to fund loans in exchange for 8,067,010 shares of common stock.

Additionally, for the period from March 30, 2021 (Inception) to December 31, 2021 the Company acquired 100% of CAL from an affiliate of the Manager in exchange for issuance of 481,259 shares of common stock. The Company accounted for the transaction as an asset acquisition pursuant to ASC 805-50 rather than as a business combination. Substantially all of the fair value of the assets acquired are concentrated in a group of similarly identifiable loan assets, and as such, do not constitute a business as defined by GAAP. The financial position and results of operations of CAL are consolidated into the consolidated financial statements of the Company. CAL held $7.7 million and $10.4 million of loans held at carrying value as of March 31, 2022 and December 31, 2021, respectively.

On December 15, 2021, the Company acquired $10.0 million of additional interests in senior secured loans in the third tranche of Loan #2 from an affiliate at a purchase price, which equaled amortized cost, of $9.74 million.

There were no loans acquired from affiliates during the three months ended March 31, 2022.

8. COMMITMENTS AND CONTINGENCIES

Off-Balance Sheet Arrangements

Off-balance sheet commitments may consist of unfunded commitments on delayed draw term loans. We do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured investment vehicles, special purpose entities or variable interest entities, established to facilitate off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities or entered into any commitment or intend to provide additional funding to any such entities. As of March 31, 2022 and December 31, 2021, the Company had the following commitments to fund various existing loans.

	As of March 31, 2022	As of December 31, 2021

Total original loan commitments	$321,110,130	$235,063,593
Less: drawn commitments	(281,535,892)	(200,359,026)
Total undrawn commitments	$39,574,238	$34,704,567

Refer to “Note 3 – Loans Held for Investment, Net” for further information regarding the CECL Reserve attributed to unfunded commitments.

COVID-19 Pandemic

The outbreak of the coronavirus (“COVID-19”) pandemic has severely impacted global economic activity and caused significant volatility and negative pressure in financial markets. The global impact of the outbreak has been rapidly evolving, and many countries, including the United States, have reacted by instituting quarantines, mandating business and school closures and restricting travel. As a result, the COVID-19 pandemic has negatively impacted almost every industry directly or indirectly, including the regulated cannabis industry. Although most of these measures have been lifted or scaled back, surges of COVID-19 in certain parts of the world, including the United States, have resulted and may in the future result in the re-imposition of certain restrictions and may lead to more restrictions to reduce the spread of COVID-19. Over the course of the pandemic, medical cannabis companies have been deemed “essential” by almost all states with legalized cannabis and stay-at-home orders. Consequently, the impact of the COVID-19 pandemic and the related regulatory and private sector response on our financial and operating results for the three months ended March 31, 2022, was somewhat mitigated as all of our borrowers were permitted to continue to operate during the pandemic. The full effect that these disruptions may have on the operations and financial performance of the Company will depend on future developments, including possible impacts on the performance of the Company’s loans, general business activity, and ability to generate revenue, which cannot be determined.

Other Contingencies

The Company from time to time may be a party to litigation in the normal course of business. As of March 31, 2022, the Company is not aware of any legal claims that could materially impact its business, financial condition or results of operations.

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

Equity Incentive Plan

The Company has established an equity incentive compensation plan (the “2021 Plan”). The Board authorized the adoption of the 2021 Plan and the Compensation Committee of the Board approved restricted stock award grants 98,440 shares of common stock during the quarter ended December 31, 2021. The Compensation Committee appointed by the Board administers the 2021 Plan. The 2021 Plan authorizes stock options, stock appreciation rights, restricted stock, stock bonuses, stock units and other forms of awards granted or denominated in the Company’s common stock. The 2021 Plan retains flexibility to offer competitive incentives and to tailor benefits to specific needs and circumstances. Any award may be structured to be paid or settled in cash. The Company has, and currently intends to continue to grant restricted stock awards to participants in the 2021 Plan, but it may also grant any other type of award available under the 2021 Plan in the future. Persons eligible to receive awards under the 2021 Plan include the Company’s officers and employees of the Manager and its affiliates or officers and employees of the Company’s subsidiaries, if any, the members of the Board, and certain consultants and other service providers.

As of March 31, 2022 and December 31, 2021, the maximum number of shares of the Company common stock that may be delivered pursuant to awards under the 2021 Plan (the “Share Limit”) equals 8.50% of the issued and outstanding shares of the Company’s common stock on a fully-diluted basis. Shares that are subject to or underlie awards that expire or for any reason are cancelled or terminated, are forfeited, fail to vest, or for any other reason are not paid or delivered under the 2021 Plan will not be counted against the Share Limit and will again be available for subsequent awards under the 2021 Plan. There were 3,750 shares forfeited during the three months ended March 31, 2022.

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

The following table summarizes the restricted stock activity for the Company’s directors and officers and employees of the Manager as of March 31, 2022 and December 31, 2021.

	As of March 31, 2022	As of December 31, 2021
Non-vested	98,440	98,440
Forfeited	(3,750)	-
Balance	94,690	98,440

Restricted stock grant expense is based on the Company’s stock price at the time of the grant and amortized over the vesting period. Forfeitures are recognized as they occur. The share-based compensation expense for the Company was approximately $120,940 for the three months ended March 31, 2022.

10. EARNINGS PER SHARE

The following information sets forth the computations of basic earnings per common share for the three months ended March 31, 2022 and for the period from March 30, 2021 (inception) to March 31, 2021:

	For the three months ended March 31, 2022	For the period from March 30, 2021 (Inception) to March 31, 2021
Net income attributable to common stockholders	$7,803,952	$-
Divided by:
Basic weighted average shares of common stock outstanding	17,641,090	6,427
Diluted weighted average shares of common stock outstanding	17,737,975	6,427
Basic earnings per common share	$0.44	$0.00
Diluted earnings per common share	$0.44	$0.00

11. INCOME TAX

The income tax provision for the Company was $0 for the three months ended March 31, 2022.

For the three months ended March 31, 2022, the Company incurred no expense for United Stated federal excise tax. If it is determined that the Company’s estimated current year taxable income will be in excess of estimated dividend distributions (including capital gain dividend) for the current year from such income, the Company will accrue excise tax on estimated excess taxable income as such taxable income is earned. The annual expense is calculated in accordance with applicable tax regulations.

As of March 31, 2022 and December 31, 2021, the Company does not have any unrecognized tax benefits and does not expect that to change in the next 12 months.

12. DIVIDENDS AND DISTRIBUTIONS

The following table summarizes the Company’s dividends declared during the three months ended March 31, 2022. There were no dividends declared for the three months ended March 31, 2021.

	Record Date	Payment Date	Common Share Distribution Amount	Taxable Ordinary Income	Return of Capital	Section 199A Dividends
Regular cash dividend	3/31/2022	4/14/2022	$0.40	$0.40	$-	$0.40
Total cash dividend			$0.40	$0.40	$-	$0.40

13. SUBSEQUENT EVENTS

Management has evaluated the impact of all subsequent events on the Company through May 12, 2022, the date the consolidated financial statements were issued, and determined there are no subsequent events to report, other than those disclosed below.

Normal Course of Business Operations

During the period from April 1, 2022 through May 12, 2022, the Company funded a loan amounting to $17.0 million in loan principal to a new portfolio company, and two loan advances amounting to approximately $8.3 million in loan principal to an existing portfolio company.

Payment of Dividend

On April 14, 2022, the Company paid a cash dividend of $0.40 per share of its common stock, relating to the first quarter of 2022, in the amount of $7,063,165 which was paid to stockholders of record as of the close of business on March 31, 2021.

Revolving Loan

During the period from April 1, 2022 through May 12, 2022, the Company drew $30.0 million on the Revolving Loan, which will bear interest until repaid in full of the greater of (1) the Prime Rate plus the applicable margin and (2) 3.25%. See Note 6 included in these consolidated financial statements for more information on the Company’s Revolving Loan Agreement.

On May 12, 2022, the Company’s wholly-owned financing subsidiary, CAL, entered into a Second Amended and Restated Loan and Security Agreement (the “Second Amendment”) relating to the Revolving Loan. The Second Amendment provides for an increase in the aggregate commitment from $45 million to $65 million.  No other material terms of the Revolving Loan were modified as a result of the execution of the Second Amendment. As of May 12, 2022, the Company has approximately $35.0 million of availability under the Revolving Loan.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

Some of the statements contained in this quarterly report constitute forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and we intend such statements to be covered by the safe harbor provisions contained therein. Forward-looking statements relate to future events or the future performance or financial condition of Chicago Atlantic Real Estate Finance, Inc. (the “Company,” “we,” “us” and “our”). The information contained in this section should be read in conjunction with our consolidated financial statements and notes thereto appearing elsewhere in this quarterly report on Form 10-Q. This description contains forward-looking statements that involve risks and uncertainties. Actual results could differ significantly from the results discussed in the forward-looking statements due to the factors set forth in this quarterly report and in “Risk Factors” in our annual report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) and in Part II, Item 1A of this quarterly report on Form 10-Q, as such risks may by updated, amended or superseded from time to time by subsequent reports we file with the SEC. The forward-looking statements contained in this report involve a number of risks and uncertainties, including statements concerning:

●	our future operating results;

●	the impact of COVID-19 on our business and the global economy;

●	the ability of our Manager to locate suitable loan opportunities for us, monitor and actively manage our loan portfolio and implement our investment strategy;

●	allocation of loan opportunities to us by our Manager;

●	our projected operating results;

●	actions and initiatives of the U.S. or state governments and changes to government policies and the execution and impact of these actions, initiatives and policies, including the fact that cannabis remains illegal under federal law;

●	the estimated growth in and evolving market dynamics of the cannabis market;

●	the demand for cannabis cultivation and processing facilities;

●	shifts in public opinion regarding cannabis;

●	the state of the U.S. economy generally or in specific geographic regions;

●	economic trends and economic recoveries;

●	the amount and timing of our cash flows, if any, from our loans;

●	our ability to obtain and maintain financing arrangements;

●	our expected leverage;

●	changes in the value of our loans;

●	our expected portfolio of loans;

●	our expected investment and underwriting process;

●	rates of default or decreased recovery rates on our loans;

●	the degree to which any interest rate or other hedging strategies may or may not protect us from interest rate volatility;

●	changes in interest rates and impacts of such changes on our results of operations, cash flows and the market value of our loans;

●	interest rate mismatches between our loans and our borrowings used to fund such loans;

●	the departure of any of the executive officers or key personnel supporting and assisting us from our Manager or its affiliates;

●	impact of and changes in governmental regulations, tax law and rates, accounting guidance and similar matters;

●	our ability to maintain our exclusion or exemption from registration under the Investment Company Act;

●	our ability to qualify and maintain our qualification as a REIT for U.S. federal income tax purposes;

●	estimates relating to our ability to make distributions to our stockholders in the future;

●	our understanding of our competition; and

●	market trends in our industry, interest rates, real estate values, the securities markets or the general economy; and

●	any of the other risks, uncertainties and other factors we identify in this quarterly report on Form 10-Q.

Available Information

We routinely post important information for investors on our website, www.chicagoatlantic.com. We intend to use this webpage as a means of disclosing material information, for complying with our disclosure obligations under Regulation FD and to post and update investor presentations and similar materials on a regular basis. We encourage investors, analysts, the media and others interested in us to monitor the Investments section of our website, in addition to following our press releases, SEC filings, public conference calls, presentations, webcasts and other information we post from time to time on our website. To sign-up for email-notifications, please visit “Contact” section of our website under “Join Our Mailing List” and enter the required information to enable notifications.

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

As of March 31, 2022, our portfolio is comprised primarily of first mortgages to established multi-state or single-state cannabis operators or property owners. We consider cannabis operators to be established if they are state-licensed and are deemed to be operational by the applicable state regulator. We do not own any stock, warrants to purchase stock or other forms of equity in any of our portfolio companies that are involved in the cannabis industry, and we will not take stock, warrants or equity in such issuers until permitted by applicable laws and regulations, including U.S. federal laws and regulations.

We are an externally managed Maryland corporation that elected to be taxed as a REIT under Section 856 of the Code, commencing with our taxable year ending December 31, 2021. We believe that our method of operation will enable us to continue to qualify as a REIT. However, no assurances can be given that our beliefs or expectations will be fulfilled, since qualification as a REIT depends on us continuing to satisfy numerous asset, income and distribution tests, which in turn depend, in part, on our operating results. We also intend to operate our business in a manner that will permit us and our subsidiaries to maintain one or more exclusions or exemptions from registration under the Investment Company Act.

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

We generate revenue primarily in the form of interest income on loans. As of March 31, 2022 and December 31, 2021, approximately 63.4% and 53.2%, respectively, of our portfolio was comprised of floating rate loans, and 36.6% and 46.8% of our portfolio was comprised of fixed rate loans, respectively. As of March 31, 2022 and December 31, 2021, none of our loans earn interest at a variable rate tied to the London Inter-bank Offered Rate (“LIBOR”). Interest on our loans is generally payable monthly. The floating rate loans described above are variable based upon the prime rate plus an applicable margin, and in many cases, a prime rate floor. The prime rate was 3.25% for the period from January 1, 2022 through March 16, 2022, and increased to 3.50% effective March 17, 2022.

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

Income Taxes

We are a Maryland corporation that elected to be taxed as a REIT under the Code, commencing with our taxable year ending December 31, 2021. We believe that our method of operation will enable us to continue to qualify as a REIT. However, no assurances can be given that our beliefs or expectations will be fulfilled, since qualification as a REIT depends on us satisfying numerous asset, income and distribution tests which depend, in part, on our operating results.

To qualify as a REIT, we must meet a number of organizational and operational requirements, including a requirement that we distribute annually to our stockholders at least 90% of our REIT taxable income prior to the deduction for dividends paid and our net capital gain. To the extent that we distribute less than 100% of our REIT taxable income in any tax year (taking into account any distributions made in a subsequent tax year under Sections 857(b)(9) or 858 of the Code), we will pay tax at regular corporate rates on that undistributed portion. Furthermore, if we distribute less than the sum of 1) 85% of our ordinary income for the calendar year, 2) 95% of our capital gain net income for the calendar year, and 3) any Required Distributions to our stockholders during any calendar year (including any distributions declared by the last day of the calendar year but paid in the subsequent year), then we are required to pay a non-deductible excise tax equal to 4% of any shortfall between the Required Distribution and the amount that was actually distributed. The 90% distribution requirement does not require the distribution of net capital gains. However, if we elect to retain any of our net capital gain for any tax year, we must notify our stockholders and pay tax at regular corporate rates on the retained net capital gain. The stockholders must include their proportionate share of the retained net capital gain in their taxable income for the tax year, and they are deemed to have paid the REIT’s tax on their proportionate share of the retained capital gain. Furthermore, such retained capital gain may be subject to the nondeductible 4% excise tax. If it is determined that our estimated current year taxable income will be in excess of estimated dividend distributions (including capital gain dividend) for the current year from such income, we accrue excise tax on estimated excess taxable income as such taxable income is earned. The annual expense is calculated in accordance with applicable tax regulations. Excise tax expense is included in the line item, income tax expense.

FASB ASC Topic 740, Income Taxes (“ASC 740”), prescribes a recognition threshold and measurement attribute for the consolidated financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. We have analyzed our various federal and state filing positions and believe that our income tax filing positions and deductions are well documented and supported as of March 31, 2022. Based on our evaluation, there is no reserve for any uncertain income tax positions. Accrued interest and penalties, if any, are included within other liabilities in the balance sheets.

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

Developments During the First Quarter of 2022

Updates to Our Loan Portfolio during the First Quarter of 2022

During the quarter ended March 31, 2022, we closed credit facilities with three new borrowers which have aggregate commitments of $75 million, $57.5 million of which was advanced at closing. Additionally, we advanced $29.2 million in aggregate principal on existing credit facilities to seven different borrowers.

Subsequent Updates to Our Loan Portfolio

During the period from April 1, 2022 to May 12, 2022, we funded $25.3 million of principal of which $17 million and $8.3 million was advanced to new borrowers and existing borrowers, respectively.

Exercise of Underwriters’ Over-allotment Option

On January 5, 2022, the underwriters in our initial public offering partially exercised their over-allotment option to purchase 302,800 shares of the Company’s common stock at a price of $16.00 per share, raising $4,844,800 in additional gross proceeds or $4,505,664 in net proceeds after underwriting commissions of $339,136, which is reflected as a reduction of additional paid-in capital on the consolidated statements of stockholders’ equity.

Dividends Declared Per Share

For the period from January 1, 2022 through March 31, 2022, we declared a cash dividend of $0.40 per share of our common stock, relating to the first quarter of 2022, which was paid on April 14, 2022 to stockholders of record as of the close of business on March 31, 2022. The total amount of the cash dividend payment was $7,063,165.

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

Results of Operations

For the three months ended March 30, 2022

We commenced operations on March 30, 2021 and, therefore, have no period to compare results for the period from March 30, 2021 (inception) to March 31, 2021 as there were no operations. Our net income allocable to our common stockholders for the three months ended March 31, 2022 was approximately $7.8 million, or $0.44 per basic weighted average common share. Net income of approximately $7.8 million for the three months ended March 31, 2022, was comprised of approximately $9.8 million of interest income, offset by management fees of $289,362, incentive fees of $382,143 (and collectively, management and incentive fees of $671,505), general and administrative expenses of $556,142, change in the provision for current expected credit losses of $51,343, amortization of deferred debt issuance costs of $72,268, professional fees of $556,902, and stock based compensation expense of $120,940.

For the period presented, we incurred Base Management Fees payable to our Manager of $289,362, which was net of a Base Management Fee Rebate of $717,750. Our Manager has incurred general administrative expenses on our behalf and was reimbursed approximately $411,521. Additionally, we incurred Incentive Fees of $382,143 which was payable to the Manager as of March 31, 2022.

For the three months ended March 31, 2022, we recorded a provision for current expected credit losses of $51.343, resulting in a total current expected credit loss reserve of $199,292 on the consolidated balance sheet as of such date. The current expected credit loss reserve represents six basis points of our total loans held at carrying value commitment balance of approximately $321.1 million and was bifurcated between (i) the current expected credit loss reserve (contra-asset) related to outstanding balances on loans held at carrying value of $182,838 and (ii) a liability for unfunded commitments of $16,454. The liability is based on the unfunded portion of loan commitments over the full contractual period over which we are exposed to credit risk through a current obligation to extend credit. Management considered the likelihood that funding will occur, and if funded, the expected credit loss on the funded portion. We continuously evaluate the credit quality of each loan by assessing the risk factors of each loan.

Loan Portfolio

As of March 31, 2022 and December 31, 2021, our portfolio included 22 and 21 loans held for investment of approximately $278.8 million and $197.0 million of loans receivable, respectively. The aggregate originated commitment under these loans was approximately $321.1 million and $235.1 million and outstanding principal was approximately $282.7 million and $200.6 million as of March 31, 2022 and December 31, 2021, respectively. As of March 31, 2022 and December 31, 2021, our loan portfolio had a weighted-average yield-to-maturity internal rate of return (“YTM IRR”) of 17.2% and 18.6%, respectively and was secured by real estate and, with respect to certain of our loans, substantially all assets in the borrowers and certain of their subsidiaries, including equipment, receivables, and licenses. YTM IRR is calculated using various inputs, including (i) cash and payment-in-kind (“PIK”) interest, which is capitalized and added to the outstanding principal balance of the applicable loan, (ii) original issue discount (“OID”), (iii) amortization, (iv) unused fees, and (v) exit fees. Certain of our loans have extension fees, which are not included in our YTM IRR calculations, but may increase YTM IRR if such extension options are exercised by borrowers.

As of March 31, 2022 and December 31, 2021, the Company did not have any loans held for investment with floating interest rates tied to LIBOR. As of March 31, 2022 and December 31, 2021, approximately 63.4% and 53.2%, respectively, of its portfolio was comprised of floating rate loans that pay interest at the prime rate plus an applicable margin, and were subject to a prime rate floor. The prime rate was 3.25% for the period from January 1, 2022 through March 16, 2022, and increased to 3.50% effective March 17, 2022.The below summarizes our portfolio as of March 31, 2022:

	Funding	Maturity	Total Commitment	Principal	Carrying	Our Loan	Future		Periodic Payment	YTM IRR
Loan	Date (1)	Date (2)	(3)	Balance	Value	Portfolio	Fundings	Interest Rate (4)	(5)	(6)
1	12/31/2019	12/31/2022	800,000	537,500	556,808	0.2%	-	15.00%	P&I	21.3%
2(8)	7/2/2020	5/30/2023	30,000,000	30,000,000	29,482,094	10.6%	-	10.07%	I/O	13.1%
3	11/19/2020	1/31/2025	7,250,000	6,957,500	6,717,831	2.4%	-	P + 11.00%(7)	P&I	17.7%
4	3/5/2021	12/31/2024	29,175,000	29,333,311	29,183,975	10.5%	-	P + 6.65%(7) Cash, 2.5% PIK	I/O	13.7%
5	3/25/2021	3/31/2024	19,014,719	19,321,082	18,737,439	6.7%	-	13.625% Cash, 2.75% PIK	P&I	20.7%
6(9)	4/19/2021	4/28/2023	12,900,000	11,061,997	11,061,997	4.0%	1,959,952	19.85%	P&I	25.3%
7	4/19/2021	4/28/2023	3,500,000	1,500,000	1,500,000	0.5%	2,000,000	P + 12.25%(7)	P&I	17.6%
8	5/28/2021	5/31/2025	12,900,000	13,235,127	13,235,127	4.7%	-	P + 10.75%(7) Cash, 4% PIK(10)	P&I	20.1%
9	8/20/2021	2/20/2024	6,000,000	4,500,000	4,492,440	1.6%	1,500,000	P + 9.00%(7)	P&I	13.5%
10	8/24/2021	8/30/2024	25,000,000	19,388,944	19,150,780	6.9%	5,714,286	13% Cash, 1% PIK	P&I	16.0%
11	9/1/2021	9/1/2024	9,500,000	9,599,451	9,446,169	3.4%	-	P + 9.25%(7) Cash, 2% PIK	P&I	17.7%
12	9/3/2021	6/30/2024	15,000,000	15,263,207	15,263,207	5.5%	-	P + 10.75%(7) Cash, 3% PIK	P&I	19.5%
13	9/20/2021	9/30/2024	470,411	392,009	392,009	0.1%	-	11.00%	P&I	21.4%
14	9/30/2021	9/30/2024	20,000,000	20,203,076	19,702,711	7.1%	-	P + 8.75%(7) Cash, 2% PIK	I/O	17.6%
15	11/8/2021	10/31/2024	20,000,000	12,000,000	11,739,430	4.2%	8,000,000	13.00%	P&I	18.5%
16	11/22/2021	11/22/2022	10,600,000	10,600,000	10,510,054	3.8%	-	P + 7.00%(7)	I/O	12.6%
17	12/27/2021	12/27/2026	5,000,000	5,000,000	5,000,000	1.8%	-	15% Cash, 2.5% PIK	P&I	19.3%
18	12/29/2021	12/29/2023	6,000,000	3,646,200	3,567,542	1.3%	2,400,000	10.50% Cash, 1% to 5% PIK(11)	I/O	18.3%
19	12/30/2021	12/31/2024	13,000,000	7,500,000	7,431,222	2.7%	5,500,000	P + 9.25%(7)	P&I	18.9%
20	1/18/2022	1/31/2025	25,000,000	15,000,000	14,642,896	5.3%	10,000,000	11.00%	P&I	13.1%
21	2/3/2022	2/28/2025	30,000,000	30,140,161	29,570,135	10.6%	-	P + 8.25%(7) Cash, 3% PIK	P&I	20.7%
22	3/11/2022	8/29/2025	20,000,000	17,529,167	17,443,048	6.3%	2,500,000	11.00% Cash, 3% PIK	P&I	16.7%

		Subtotal	321,110,130	282,708,732	278,826,914	100.0%	39,574,238	14.1%	Wtd Average	17.2%

(1)	All loans originated prior to April 1, 2021 were purchased from affiliated entities at fair value plus accrued interest on or subsequent to April 1, 2021.
(2)	Certain loans have extension options from original maturity date.
(3)	Total Commitment excludes future amounts to be advanced at sole discretion of the lender
(4)	“P” = prime rate and depicts floating rate loans that pay interest at the prime rate plus a specific percentage; “PIK” = paid in kind interest.
(5)	P&I = principal and interest. I/O = interest only. P&I loans may include interest only periods for a portion of the loan term.
(6)	Includes OID, unused fees, and exit fees, but assumes no prepayment penalties or early payoffs.
(7)	Subject to prime rate floor of 3.25%.
(8)	The aggregate loan commitment to Loan #2 includes a $4.005 million initial advance which has an interest rate of 15.25%, a second advance of $15.995 million which has an interest rate of 9.75%, and a third advance of $10.0 million which has an interest rate of 8.5%. The statistics presented reflect the weighted average of the terms under both advances for the total aggregate loan commitment.
(9)	The aggregate loan commitment to Loan #6 includes $8.9 million advanced which has an interest rate of P + 11.75% and 2.00% PIK, and a second commitment of $2.0 million which has an interest rate of 39.00%. The statistics presented reflect the weighted average of the terms under all advances for the total aggregate loan commitment.
(10)	Subject to adjustment not below 2% if borrower receives at least two consecutive quarters of positive cash flow after the closing date.
(11)	PIK is variable with an initial rate of five percent (5.00%) per annum, until Borrower’s delivery to Administrative Agent and the Lenders of audited financial statements for the Fiscal Year ending December 31, 2021, at which time the PIK interest rate shall equal a rate of one percent (1.00%) if EBITDA is greater than $6,000,000; three percent (3.00%) if EBITDA is greater than $4,000,000 and less than or equal to $6,000,000; or will remain at five percent (5.00%) if EBITDA is less than $4,000,000.

The following tables summarize our loans held for investment as of March 31, 2022 and December 31, 2021:

	As of March 31, 2022
	Outstanding Principal (1)	Original Issue Discount	Carrying Value (1)	Weighted Average Remaining Life (Years) (2)
Senior Term Loans	$282,708,732	$(3,881,818)	$278,826,914	2.4
Total loans held at carrying value	282,708,732	(3,881,818)	278,826,914	2.4
Allowance for credit losses	N/A	N/A	(182,838)
Total loans held at carrying value, net	$282,708,732	$(3,881,818)	$278,644,076

(1)	The difference between the Carrying Value and the Outstanding Principal amount of the loans consists of unaccreted original issue discount and loan origination costs

(2)	Weighted average remaining life is calculated based on the carrying value of the loans as of March 31, 2022

	As of December 31, 2021
	Outstanding Principal (1)	Original Issue Discount	Carrying Value (1)	Weighted Average Remaining Life (Years)(2)
Senior Term Loans	$200,632,056	$(3,647,490)	$196,984,566	2.2
Total loans held at carrying value	200,632,056	(3,647,490)	196,984,566	2.2
Allowance for credit losses	N/A	N/A	(134,542)
Total loans held at carrying value, net	$200,632,056	$(3,647,490)	$196,850,024

The following table presents changes in loans held for investment at carrying value as of and for the three months ended March 31, 2022:

	Principal	Original Issue Discount	Allowance for Credit Losses	Carrying Value
Balance at December 31, 2021	$200,632,056	$(3,647,490)	$(134,542)	$196,850,024
New fundings	86,725,308	(1,128,415)	-	85,596,893
Principal repayment of loans	(5,619,201)	-	-	(5,619,201)
Accretion of original issue discount	-	894,087	-	894,087
PIK Interest	970,569	-	-	970,569
Provision for credit losses	-	-	(48,296)	(48,296)
Balance at March 31, 2022	$282,708,732	$(3,881,818)	$(182,838)	$278,644,076

(1)	The difference between the Carrying Value and the Outstanding Principal amount of the loans consists of unaccreted original issue discount and loan origination costs.
(2)	Weighted average remaining life is calculated based on the carrying value of the loans as of March 31, 2022.

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

Non-GAAP Measures and Key Financial Measures and Indicators

As a commercial real estate finance company, we believe the key financial measures and indicators for our business are Distributable Earnings, Adjusted Distributable Earnings, book value per share and dividends declared per share.

Distributable Earnings and Adjusted Distributable Earnings

In addition to using certain financial metrics prepared in accordance with GAAP to evaluate our performance, we also use Distributable Earnings and Adjusted Distributable Earnings to evaluate our performance. Each of Distributable Earnings and Adjusted Distributable Earnings is a measure that is not prepared in accordance with GAAP. We define Distributable Earnings as, for a specified period, the net income (loss) computed in accordance with GAAP, excluding (i) non-cash equity compensation expense, (ii) depreciation and amortization, (iii) any unrealized gains, losses or other non-cash items recorded in net income (loss) for the period, regardless of whether such items are included in other comprehensive income or loss, or in net income (loss); provided that Distributable Earnings does not exclude, in the case of investments with a deferred interest feature (such as OID, debt instruments with PIK interest and zero coupon securities), accrued income that we have not yet received in cash, (iv) provision for current expected credit losses and (v) one-time events pursuant to changes in GAAP and certain non-cash charges, in each case after discussions between our Manager and our independent directors and after approval by a majority of such independent directors. We define Adjusted Distributable Earnings, for a specified period, as Distributable Earnings excluding certain non-recurring organizational expenses (such as one-time expenses related to our formation and start-up).

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

In our Annual Report on Form 10-K, we defined Distributable Earnings so that, in addition to the exclusions noted above, the term also excluded from net income Incentive Compensation paid to our Manager. We believe that revising the term Distributable Earnings so that it is presented net of Incentive Compensation, while not a direct measure of net taxable income, over time, can be considered a more useful indicator of our ability to pay dividends. This adjustment to the calculation of Distributable Earnings has no impact on period-to-period comparisons.

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

The following table provides a reconciliation of GAAP net income to Distributable Earnings and Adjusted Distributable Earnings (in thousands, except per share data):

	For the three months ended March 31, 2022	Period from March 30, 2021 (inception) to March 31, 2021
Net Income	$7,803,952	$-
Adjustments to net income
Non-cash equity compensation expense	120,940	-
Depreciation and amortization	72,268	-
Provision for current expected credit losses	51,343	-
Distributable Earnings	$8,048,503	$-
Adjustments to Distributable Earnings	-	-
Adjusted Distributable Earnings	8,048,503	-
Basic weighted average shares of common stock outstanding (in shares)	17,641,090	6,427
Adjusted Distributable Earnings per Weighted Average Share	$0.46	$-
Diluted weighted average shares of common stock outstanding (in shares)	17,737,975	6,427
Adjusted Distributable Earnings per Weighted Average Share	$0.45	$-

Book Value Per Share

The book value per share of our common stock as of March 31, 2022 and December 31, 2021 was approximately $15.17 and $15.13, respectively.

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

Our primary sources of cash generally consist of unused borrowing capacity under our financing sources, the net proceeds of future offerings, payments of principal and interest we receive on our portfolio of assets and cash generated from our operating results. We expect that our primary sources of financing will be, to the extent available to us, through (a) credit facilities and (b) public and private offerings of our equity and debt securities. In the future, we may utilize other sources of financing to the extent available to us. As the cannabis industry continues to evolve and to the extent that additional states legalize cannabis, the demand for capital continues to increase as operators seek to enter and build out new markets. We expect the principal amount of the loans we originate to increase and that we will need to raise additional equity and/or debt financing to increase our liquidity in the near future.

As of March 31, 2022 and December 31, 2021, all of our cash was unrestricted and totaled approximately $6.1 million and $80.2 million, respectively. We believe that our cash on hand, capacity available under our Revolving Loan and cash flows from operations for the next twelve months will be sufficient to satisfy the operating requirements of our business through at least the next twelve months. The sources of financing for our target investments are described below.

Credit Facilities

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

On December 16, 2021, we amended the Revolving Loan (the “First Amendment”). The First Amendment increased the loan commitment from $10,000,000 to $45,000,000, decreased the interest rate, from the greater of the (1) Prime Rate plus 1.00% and (2) 4.75% to the greater of (1) the Prime Rate plus the applicable margin and (2) 3.25%. The applicable margin depends on the ratio of debt to equity of CAL and increases from 0% at a ratio of 0.25 to 1 to 1.25% at a ratio of 1.5 to 1. The First Amendment also extended the maturity date from February 12, 2023 to the earlier of (i) December 16, 2023 and (ii) the date on which the Revolving Loan is terminated pursuant to terms in the Revolving Loan agreement. We incurred debt issuance costs of $859,500 related to the First Amendment, which were capitalized and are subsequently being amortized through maturity. As of March 31, 2022 and December 31, 2021, unamortized debt issuance costs related to the Revolving Loan and First Amendment of $795,754 and $868,022, respectively, are recorded in Other Assets on the Consolidated Balance Sheet.

On May 12, 2022, we amended the Revolving Loan (the “Second Amendment” which provides for an increase in the aggregate commitment from $45 million to $65 million.  No other material terms of the Revolving Loan were modified as a result of the execution of the Second Amendment.

The Revolving Loan incurs unused fees at a rate of 0.25% per annum. During the three month ended March 31, 2022, we incurred zero unused fees as these fees were waived until June 2022 in connection with the First Amendment. For the period from January 1, 2022 to March 31, 2022, we did not borrow against the Revolving Loan and therefore no interest expense was incurred for the period then ended. In the future, we may use certain sources of financing to fund the origination or acquisition of our target investments, including credit facilities and other secured and unsecured forms of borrowing. These financings may be collateralized or non-collateralized and may involve one or more lenders. We expect that these facilities will typically have maturities ranging from two to five years and may accrue interest at either fixed or floating rates.

The First Amendment and the Second Amendment provide for certain affirmative covenants, including requiring us to deliver financial information and any notices of default, and conducting business in the normal course. Additionally, the Company must comply with certain financial covenants including: (1) maximum capital expenditures of $150,000, (2) maintaining a debt service coverage ratio greater than 1.35 to 1, and (3) maintaining a leverage ratio less than 1.50 to 1. To the best of our knowledge, as of March 31, 2022, we were in compliance in all material respects with the covenants with respect to the Revolving Loan.

During the periods ended March 31, 2022 and December 31, 2021, we did not borrow against the Revolving Loan and had therefore have $0 outstanding under the Revolving Loan as of such dates. As of May 12, 2022, the Company has borrowed $30.0 million against the Revolving Loan, and has $35.0 million of borrowing capacity remaining.

Capital Markets

We may seek to raise further equity capital and issue debt securities in order to fund our future investments in loans.

Cash Flows

The following table sets forth changes in cash for the three months ended March 31, 2022 and the period March 30, 2021 (inception) to March 31, 2021, respectively:

	For the three months ended March 31, 2022	Period from March 30, 2021 (inception) to March 31, 2021
Net income	$7,803,952	$-
Adjustments to reconcile net income to net cash provided by (used in) operating activities and changes in operating assets and liabilities	(4,768,320)	-
Net cash provided by operating activities	3,035,632	-
Net cash used in investing activities	(77,175,374)	-
Net cash used in (provided by) financing activities	(30,606)	100,000
Change in cash	$(74,170,348)	$100,000

Net Cash Provided by Operating Activities

For the three months ended March 31, 2022, net cash provided by operating activities totaled approximately $3.0 million. For the three months ended March 31, 2022, adjustments to net income related to operating activities primarily included accretion of deferred loan original issue discount and other discounts of approximately $894,000, PIK interest of approximately $971,000, provision for current expected credit losses of approximately $48,000, amortization of deferred financing costs relating to the revolving credit facility of approximately $72,000, and stock-based compensation expense of approximately $121,000. Additionally, other changes in operating assets and liabilities were approximately $3.1 million, of which $3.0 million is attributable to interest reserves disbursed.

Net Cash Used in Investing Activities

For the three months ended March 31, 2022, net cash used in investing activities totaled approximately $77.2 million. The net cash used in investing activities was primarily a result of the cash used for the origination and funding of loans held for investment of approximately $82.8 million, exceeding the cash received from principal repayment of loans held for investment of approximately $5.6 million, and payment of a related party payable of approximately $1.8 million for the period of January 1, 2022 through March 31, 2022.

Net Cash Provided by (Used in) Financing Activities

For the three months ended March 31, 2022, net cash used in financing activities totaled approximately $31,000 and related to proceeds received from the underwriters’ partial exercise of their over-allotment option, less approximately $4.5 million in dividends paid and offering costs relating to our initial public offering of approximately $24,000.

During the period from March 30, 2021 (inception) through March 31, 2021, we received $100,000 in cash from financing activities related to the initial capitalization and issuance of 6,427 shares of the Company’s common stock.

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

Dividends

We have elected to be taxed as a REIT for United States federal income tax purposes and, as such, anticipate annually distributing to our stockholders at least 90% of our REIT taxable income, prior to the deduction for dividends paid and our net capital gain. If we distribute less than 100% of our REIT taxable income in any tax year (taking into account any distributions made in a subsequent tax year under Sections 857(b)(9) or 858 of the Code), we will pay tax at regular corporate rates on that undistributed portion. Furthermore, if we distribute less than the sum of (i) 85% of our ordinary income for the calendar year, (ii) 95% of our capital gain net income for the calendar year and (iii) any Required Distribution to our stockholders during any calendar year (including any distributions declared by the last day of the calendar year but paid in the subsequent year), then we are required to pay non-deductible excise tax equal to 4% of any shortfall between the Required Distribution and the amount that was actually distributed. Any of these taxes would decrease cash available for distribution to our stockholders. The 90% distribution requirement does not require the distribution of net capital gains. However, if we elect to retain any of our net capital gain for any tax year, we must notify our stockholders and pay tax at regular corporate rates on the retained net capital gain. The stockholders must include their proportionate share of the retained net capital gain in their taxable income for the tax year, and they are deemed to have paid the REIT’s tax on their proportionate share of the retained capital gain. Furthermore, such retained capital gain may be subject to the nondeductible 4% excise tax. If we determine that our estimated current year taxable income (including net capital gain) will be in excess of estimated dividend distributions (including capital gains dividends) for the current year from such income, we accrue excise tax on a portion of the estimated excess taxable income as such taxable income is earned.

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

In addition, we review each loan on a quarterly basis and evaluates the borrower’s ability to pay the monthly interest and principal, if required, as well as the loan-to-value (LTV) ratio. In considering the potential current expected credit loss, the Manager primarily considered significant inputs to our forecasting methods, which include (i) key loan-specific inputs such as the value of the real estate collateral, liens on equity (including the equity in the entity that holds the state-issued license to cultivate, process, distribute, or retail cannabis), presence of personal or corporate guarantees, among other credit enhancements, LTV ratio, loan-term, geographic location, and expected timing and amount of future loan fundings, (ii) performance against the underwritten business plan and our internal loan risk rating and (iii) a macro-economic forecast. Regarding real estate collateral, we cannot take the position of mortgagee-in-possession as long as the property is used by a cannabis operator, but we can request that the court appoint a receiver to manage and operate the subject real property until the foreclosure proceedings are completed. Additionally, while we cannot foreclose under state Uniform Commercial Code (“UCC”) and take title or sell equity in a licensed cannabis business, a potential purchaser of a delinquent or defaulted loan could. Estimating the enterprise value of our borrowers in order to calculate LTV ratios is often a significant estimate. We rely primarily on comparable transactions to estimate enterprise value of our portfolio companies and supplement such analysis with a multiple-based approach to enterprise value to revenue multiples of publicly-traded comparable companies obtained from S&P CapitalIQ as of March 31, 2022, to which we apply a private company discount based on our current borrower profile. These estimates may change in future periods based on available future macro-economic data and might result in a material change in our future estimates of expected credit losses for our loan portfolio.

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

As of March 31, 2022 and December 31, 2021, the carrying value, excluding the CECL reserve, of the Company’s loans within each risk rating by year of origination is as follows:

	As of March 31, 2022
Risk Rating	2022	2021	2020	2019	Total
1	-	122,035,698	29,482,094	556,808	152,074,600
2	90,840,054	29,194,429	6,717,831	-	126,752,314
3	-	-	-	-	-
4	-	-	-	-	-
5	-	-	-	-	-
Total	90,840,054	151,230,127	36,199,925	556,808	278,826,914

	As of December 31, 2021
Risk Rating	2021	2020	2019	Total
1	$135,076,307	$32,242,114	$590,384	$167,908,805
2	29,075,761	-	-	29,075,761
3	-	-	-	-
4	-	-	-	-
5	-	-	-	-
Total	164,152,068	32,242,114	590,384	196,984,566

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

Accounting Policies and Estimates

As of March 31, 2022, there were no significant changes in or changes in the application of our accounting policies or estimates from those presented in our annual report on Form 10-K. Refer to Note 2 to our consolidated financial statements for the three months ended March 31, 2022, titled “Significant Accounting Policies” for information on recent accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks in the ordinary course of our business. These risks primarily relate to fluctuations in interest rates. Our loans are typically valued using a yield analysis, which is typically performed for non-credit impaired loans to borrowers. Changes in market yields may change the fair value of certain of our loans. Generally, an increase in market yields may result in a decrease in the fair value of certain of our loans, however this is mitigated to the extent our loans bear interest at a floating rate. As of March 31, 2022, we had 13 floating-rate loans, representing approximately 63.4% of our loan portfolio based on aggregate outstanding principal balances, subject to a prime rate floor. We estimate that a hypothetical 100 basis points increase in the prime rate would result in an increase in annual interest income of approximately $1,245,000 and a 100 basis points decrease in prime rate would not affect our interest income due to the prime rate floor on our loans. This assumes that the prime rate floor of our floating-rate loans remains at 3.50%, the effective prime rate as of March 31, 2022.

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

These factors could lower our net interest income or cause a net loss during periods of rising interest rates, which would harm our financial condition, cash flows and results of operations. As of March 31, 2022, all of our floating rate loans have interest rate floors, and none of our loans are subject to interest rate caps.

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

Market Conditions

We believe that favorable market conditions, including an imbalance in supply and demand of credit to cannabis operating companies, have provided attractive opportunities for non-bank lenders, such as us, to finance commercial real estate loans and other loans that exhibit strong fundamentals but also require more customized financing structures and loan products than regulated financial institutions can presently provide. Additionally, to the extent that additional states legalize cannabis, our addressable market will increase. We intend to capitalize on these opportunities and growing the size of our portfolio.

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

Changes in Fair Value of Our Assets

We generally hold our target investments as long-term loans; however, we may occasionally classify some of our loans as held for sale. We may carry our loans at fair value or carrying value in our balance sheet. As of March 31, 2022 and December 31, 2021, none of our loans held for investment were carried at fair value.

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

While we believe the principal amounts of our loans are generally adequately protected by underlying collateral value, there is a risk that we will not realize the entire principal value of certain loans, particularly those not fully collateralized by real estate. In order to mitigate that risk, our loans are generally collateralized by other assets, such as equipment, receivables, licenses or other assets of the borrowers to the extent permitted by applicable laws and regulations. In addition, we seek to impose strict loan covenants and seek personal or corporate guarantees for additional protection. As of March 31, 2022, 94% of our portfolio is fully secured by real estate and 6% has limited or no real estate collateral. Our portfolio on average had real estate collateral coverage of 1.9x as of March 31, 2022, and all of our loans are secured by equity pledges of the borrower and all asset liens.

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

Our loan portfolio as of March 31, 2022 and December 31, 2021, was concentrated with the top three borrowers representing approximately 31.6% and 34.6% of the funded principal and approximately 27.8% and 31.9% of the total commitments to borrowers, respectively. The largest loan represented approximately 10.7% and 15.0% of the funded principal and approximately 9.3% and 12.8% of the total commitments as of March 31, 2022 and December 31, 2021, respectively.

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

Item 4. Controls and Procedures

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

In connection with the preparation of this quarterly report on Form 10-Q, our management, including the CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2022. Based on that evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of March 31, 2022 because of the material weakness in our internal control over financial reporting that was previously reported in our Annual Report on Form 10-K for the year ended December 31, 2021 (the “2021 10-K”). Such material weakness relates to inadequate design and implementation of information technology general controls that prevent the information systems from providing appropriate segregation of duties, and delivery of complete and accurate information consistent with financial reporting objectives and current needs. Additionally, as previously reported in the 2021 10-K, a control deficiency in our internal control over financial reporting was identified which constitutes a material weakness relating to inadequate design and implementation of controls relating to the development of our allowance for current expected credit losses.

We have taken certain measures to remediate the material weakness related to information technology general controls described above, including hiring additional personnel and designing and implementing formal user access controls and information technology systems conducive to a more robust control environment. We have begun to take certain measures to remediate the material weakness related to the Company’s development of its allowance for credit losses, including designing and implementing formal procedures and controls, such as controls over the preparation and review of risk ratings and the estimation of enterprise value of our borrowers and over the preparation and review over the development of reasonable and supportable forecasts of the performance of its loans. We are in the process of implementing additional measures designed to enable us to meet the requirements of being a public company, improve our internal control over financial reporting and remediate the control deficiencies that led to the material weaknesses, including hiring additional information technology, finance and accounting personnel, evaluating our financial and information technology control environment, including engaging a third party vendor to implement a new ERP system with capabilities better suited to support us as a public company, and augmenting our internal controls with new accounting policies and procedures, and designing and implementing both business process controls and information technology general controls.

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

Notwithstanding the material weaknesses, the Company has concluded that the consolidated financial statements included in this report present fairly, in all material respects, the financial position of the Company as of March 31, 2022, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2022 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

In the normal course of business, we may be subject to various legal proceedings from time to time. We are not party to any material pending legal proceedings required to be disclosed pursuant to Item 103 of Regulation S-K.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021, which could materially affect our business, financial condition and/or results of operations. Except to the extent updated below or to the extent additional factual information disclosed elsewhere in this Quarterly Report on Form 10-Q relates to such risk factors, there have been no material changes to the risk factors described in the “Risk Factors” sections in our Annual Report on Form 10-K for year ended December 31, 2021. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Use of Proceeds from Initial Public Offering

On December 7, 2021, our registration statement on Form S-11/A (File No. 333-260505) was declared effective for our initial public offering, pursuant to which we registered and sold 6,250,000 shares of our common stock at a public offering price of $16.00 per share. The underwriters partially exercised their 30-day option by purchasing an additional 302,800 shares of our common stock. We received net proceeds of approximately $96.2 million after deducting underwriting discounts and commissions and our offering expenses. JMP Securities LLC, Compass Point Research & Trading, LLC and Oppenheimer & Co. Inc. acted as joint book-running managers for the offering. Concurrent with the closing of our initial public offering, we raised approximately $7.5 million in a private placement with the founders of our Sponsor.

Since our initial public offering, we have deployed the net proceeds from the IPO and the concurrent private placement (i) to fund loans to seven new portfolio companies in an aggregate principal amount of approximately $78.6 million, (ii) to fund loans to existing portfolio companies in an aggregate principal amount of approximately $36.1 million, and (iii) for working capital and other general corporate purposes.

There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b) of the Securities Act.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description of Exhibits
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHICAGO ATLANTIC REAL ESTATE FINANCE, INC.

Dated: May 12, 2022	By:	/s/ Anthony Cappell
Anthony Cappell
Chief Executive Officer
(Principal Executive Officer)

Dated: May 12, 2022	By:	/s/ Lindsay Menze
Lindsay Menze
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)