Form 10-Q
period 2022-06-30
Chicago Atlantic Real Estate Finance, Inc.
filed 2022-08-09
CIK 1867949

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 5, 2022
Common stock, $0.01 par value	17,657,913

CHICAGO ATLANTIC REAL ESTATE FINANCE, INC.

TABLE OF CONTENTS

INDEX

Part I.	Financial Information	1
Item 1.	Financial Statements	1
	Consolidated Balance Sheets as of June 30, 2022 (unaudited) and December 31, 2021	1
	Consolidated Statements of Income for the three and six months ended June 30, 2022 (unaudited) and for the period from March 30, 2021 (inception) to June 30, 2021 (unaudited)	2
	Consolidated Statements of Equity for the three and six months ended June 30, 2022 (unaudited) and for the period from March 30, 2021 (inception) to June 30, 2021 (unaudited)	3
	Consolidated Statements of Cash Flows for the six months ended June 30, 2022 (unaudited) and for the period from March 30, 2021 (inception) to June 30, 2021 (unaudited)	4
	Notes to Consolidated Financial Statements (unaudited)	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	34
Item 4.	Controls and Procedures	38
Part II.	Other Information	39
Item 1.	Legal Proceedings	39
Item 1A.	Risk Factors	39
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	39
Item 3.	Defaults Upon Senior Securities	39
Item 4.	Mine Safety Disclosures	39
Item 5.	Other Information	39
Item 6.	Exhibits	39

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CHICAGO ATLANTIC REAL ESTATE FINANCE, INC.

CONSOLIDATED BALANCE SHEETS

	June 30, 2022	December 31, 2021
	(unaudited)
Assets
Loans held for investment	$330,201,986	$196,984,566
Current expected credit loss reserve	(1,203,424)	(134,542)
Loans held for investment, net	328,998,562	196,850,024
Cash	6,623,096	80,248,526
Interest receivable	975,572	197,735
Other receivables and assets, net	956,438	874,170
Total Assets	$337,553,668	$278,170,455

Liabilities
Interest reserve	$6,370,024	$6,636,553
Dividend payable	8,405,865	4,537,924
Related party payable	739,950	1,800,000
Payable for investment purchased	6,629,075	-
Revolving line of credit	45,000,000	-
Management and incentive fees payable	1,247,561	905,123
Accounts payable and other liabilities	533,682	212,887
Total Liabilities	68,926,157	14,092,487
Commitments and contingencies (Note 8)

Stockholders’ equity
Common stock, par value $0.01 per share, 100,000,000 shares authorized at June 30, 2022 and December 31, 2021, respectively, and 17,752,290 and 17,453,553 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	176,579	173,551
Additional paid-in-capital	268,803,970	264,081,977
Accumulated earnings (deficit)	(353,038)	(177,560)
Total stockholders’ equity	268,627,511	264,077,968

Total liabilities and stockholders’ equity	$337,553,668	$278,170,455

The accompanying notes are an integral part of these financial statements.

CHICAGO ATLANTIC REAL ESTATE FINANCE, INC.

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	For the three months ended	For the three months ended	For the six months ended	Period from March 30, 2021 (inception) to
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Revenue
Interest income	$11,850,028	$1,154,489	$21,683,081	$1,154,489
Interest expense	(449,556)	(16,712)	(521,824)	(16,712)
Net interest income	11,400,472	1,137,777	21,161,257	1,137,777

Expenses
Management and incentive fees, net	1,247,561	-	1,919,066	-
General and administrative expense	777,212	-	1,333,353	-
Provision for current expected credit losses	1,045,665	-	1,097,008	-
Organizational expense	-	69,226	-	69,226
Professional fees	743,670	-	1,300,574	-
Stock based compensation	122,525	-	243,465	-
Total expenses	3,936,633	69,226	5,893,466	69,226

Net Income before income taxes	7,463,839	1,068,551	15,267,791	1,068,551
Income tax expense	-	-	-	-
Net Income	$7,463,839	$1,068,551	$15,267,791	$1,068,551

Earnings per common share:
Basic earnings per common share (in dollars per share)	$0.42	$0.44	$0.87	$0.45
Diluted earnings per common share (in dollars per share)	$0.42	$0.44	$0.86	$0.45

Weighted average number of common shares outstanding:
Basic weighted average shares of common stock outstanding (in shares)	17,657,913	2,407,329	17,649,548	2,355,559
Diluted weighted average shares of common stock outstanding (in shares)	17,752,413	2,407,329	17,745,234	2,355,559

The accompanying notes are an integral part of these financial statements.

CHICAGO ATLANTIC REAL ESTATE FINANCE, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(UNAUDITED)

	Common Stock		Additional Paid-In-	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Earnings	Equity

Balance at March 30, 2021 (inception)	-	$-	$-	$-	$-
Issuance of common stock in connection with sale of unregistered equity securities	6,427	$64	99,936	-	100,000
Balance at March 31, 2021	6,427	$64	$99,936	$-	$100,000
Issuance of common stock in connection with sale of unregistered equity securities	3,618,401	36,184	56,263,560	-	$56,299,744
Dividends declared on common shares	-	-	-	(1,068,551)	$(1,068,551)
Net income	-	-	-	1,068,551	$1,068,551
Balance at June 30, 2021	3,624,828	$36,248	$56,363,496	$-	$56,399,744

Balance at January 1, 2022	17,453,553	$173,551	$264,081,977	$(177,560)	$264,077,968
Issuance of common stock in connection with sale of unregistered equity securities	-	-	-	-	-
Issuance of common stock in connection with initial public offering and concurrent private placement, net of offering costs, underwriting discounts and commissions	302,800	$3,028	4,478,528	-	4,481,556
Stock-based compensation	(3,750)	-	120,940	975	121,915
Dividends declared on common shares	-	-	-	(7,100,875)	(7,100,875)
Net income	-	-	-	7,803,952	7,803,952
Balance at March 31, 2022	17,752,603	$176,579	$268,681,445	$526,492	$269,384,516
Stock-based compensation	(313)	-	122,525	207	122,732
Dividends declared on common shares	-	-	-	(8,343,576)	(8,343,576)
Net income	-	-	-	7,463,839	7,463,839
Balance at June 30, 2022	17,752,290	$176,579	$268,803,970	$(353,038)	$268,627,511

The accompanying notes are an integral part of these financial statements.

CHICAGO ATLANTIC REAL ESTATE FINANCE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the six months ended June 30, 2022	Period from March 30, 2021 (inception) to June 30, 2021
	(unaudited)	(unaudited)

Operating activities
Net income	$15,267,791	$1,068,551

Adjustments to reconcile net income to net cash provided by operating activities:
Accretion of deferred loan origination fees and other discounts	(1,362,776)	(64,061)
Payment-in-kind interest	(2,400,627)	(51,767)
Provision for current expected credit losses	1,097,008	-
Amortization of deferred debt issuance costs	241,095	16,712
Stock based compensation	243,465	-

Changes in operating assets and liabilities:
Interest receivable	(777,837)	(84,384)
Other receivables and assets, net	(146,102)	(118)
Interest reserve	(6,162,392)	613,663
Related party payable	739,950	-
Management fee payable	342,438	-
Accounts payable and other liabilities	292,669	(43,501)
Net cash provided by operating activities	7,374,682	1,455,095

Cash flows from investing activities
Issuance of and fundings of loans	(125,383,782)	(32,017,500)
Principal repayment of loans	6,654,703	46,667
Net cash used in investing activities	(118,729,079)	(31,970,833)

Cash flows from financing activities
Proceeds from sale of common stock	4,505,664	31,359,323
Proceeds from borrowings on revolving line of credit	45,000,000	-
Dividends paid	(11,575,495)	-
Payment of debt issuance costs	(177,261)	-
Payment of deferred offering costs	(23,941)	-
Net cash provided by financing activities	37,728,967	31,359,323

Change in cash	(73,625,430)	843,585
Cash, beginning of period	80,248,526	100,000
Cash, end of period	$6,623,096	$943,585

Supplemental disclosure of non-cash financing and investing activity
Loans acquired for issuance of shares of common stock	$-	$24,940,421
Interest reserve withheld from funding of loan	5,895,863	820,388
OID withheld from funding of loans	1,835,592	682,500
Dividends declared and not yet paid	8,380,271	1,068,551

Supplemental information:
Interest paid during the period	$102,500	$-
Income taxes paid during the period	-	-

The accompanying notes are an integral part of these financial statements.

CHICAGO ATLANTIC REAL ESTATE FINANCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. ORGANIZATION AND DESCRIPTION OF BUSINESS

Chicago Atlantic Real Estate Finance, Inc., and its wholly owned subsidiary, Chicago Atlantic Lincoln, LLC (“CAL”) (collectively the “Company”, “we”, or “our”), is a commercial mortgage real estate investment trust (“REIT”) incorporated in the state of Maryland on March 30, 2021. The Company has elected to be taxed as a REIT for United States federal income tax purposes under the Internal Revenue Code of 1986, as amended (the “Code”), commencing with its taxable year ended December 31, 2021. The Company generally will not be subject to United States federal income taxes on its REIT taxable income if it annually distributes to stockholders all of its REIT taxable income prior to the deduction for dividends paid and complies with various other requirements as a REIT.

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

The Company is externally managed by Chicago Atlantic REIT Manager, LLC (the “Manager”), a Delaware limited liability company, pursuant to the terms of the management agreement dated May 1, 2021, as amended, which has a three-year initial term set to expire on April 30, 2024 (the “Management Agreement”), by and among the Company and the Manager. After the initial term, the management agreement is automatically renewed for one-year periods unless the Company or the Manager elects not to renew in accordance with the terms of the Management Agreement. The Manager conducts substantially all of the Company’s operations and provides asset management services for its real estate investments. For its services, the Manager is entitled to management fees and incentive compensation, both defined in, and in accordance with the terms of, the Management Agreement (Note 7). All of the Company’s investment decisions are made by the investment committee of the Manager, subject to oversight by the Company’s board of directors (the “Board”). The Manager is wholly-owned by Chicago Atlantic Group, LLC (the “Sponsor”).

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements and related notes of the Company have been prepared on the accrual basis of accounting and in conformity with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these financial statements may not contain all disclosures required by generally accepted accounting principles. Reference should be made to Note 2 of the Company’s Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the period ended December 31, 2021. In the opinion of the Company, all normal recurring adjustments have been made that are necessary to present fairly the results of operations and financial position as of and for the periods presented. Operating results for the three and six-month periods ended June 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022.

Use of Estimates in the Preparation of Consolidated Financial Statements

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Actual results could differ from those estimates. Significant estimates include the provision for current expected credit losses.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation. Interest expense was previously presented as an operating expense and has been reclassified as a reduction to revenue on the consolidated statements of income. General and administrative expense reimbursements due to the Manager, which were previously included in the line item, and management and incentive fees payable, have been reclassified into related party payable in the consolidated balance sheets. In addition, other receivables amounts have been reclassified to other receivables and assets, net in the consolidated balance sheets. These reclassifications do not result in any changes to previously reported total assets and net income.

Investment Payable

Investment transactions are reported on a trade-date basis. Unsettled trades as of the balance sheet date are included in payable for investments purchased.

Recent Accounting Pronouncements

As of June 30, 2022, there are no recent accounting pronouncements that have been issued that are expected to have a significant impact on the Company’s consolidated financial statements.

3. LOANS HELD FOR INVESTMENT, NET

As of June 30, 2022 and December 31, 2021, the Company’s portfolio was comprised of 22 and 21 loans, respectively, held on the consolidated balance sheet at amortized cost. The Company’s aggregate loan commitments and outstanding principal were approximately $357.1 million and $334.3 million as of June 30, 2022, and $235.1 million and $200.6 million as of December 31, 2021. For the six months ended June 30, 2022, the Company funded approximately $137.9 million in new loan principal.

As of June 30, 2022 and December 31, 2021, approximately 59.8% and 53.2%, respectively, of its portfolio was comprised of floating rate loans that pay interest at the prime rate plus an applicable margin, and were subject to prime rate floors. The outstanding principal of these loans was approximately $200.0 million and $106.7 million as of June 30, 2022 and December 31, 2021, respectively. The remaining 40.2% and 46.8% of the portfolio as of June 30, 2022 and December 31, 2021, respectively, was comprised of fixed rate loans that had outstanding principal of approximately $134.3 million and $93.9 million.

As of June 30, 2022 and December 31, 2021, the Company did not have any loans held for investment with floating interest rates tied to the London Inter-bank Offered Rate (“LIBOR”) or other benchmark rate.

The following tables summarize the Company’s loans held for investment as of June 30, 2022 and December 31, 2021:

		As of June 30, 2022
	Outstanding Principal	Original Issue Discount	Carrying Value	Weighted Average Remaining Life (Years)
Senior Term Loans	$334,322,292	$(4,120,306)	$330,201,986	2.3
Current expected credit loss reserve	-	-	(1,203,424)
Total loans held at carrying value, net	$334,322,292	$(4,120,306)	$328,998,562

		As of December 31, 2021
	Outstanding Principal	Original Issue Discount	Carrying Value	Weighted Average Remaining Life (Years)
Senior Term Loans	$200,632,056	$(3,647,490)	$196,984,566	2.2
Current expected credit loss reserve	-	-	(134,542)
Total loans held at carrying value, net	$200,632,056	$(3,647,490)	$196,850,024

The following tables presents changes in loans held at carrying value as of and for the six months ended June 30, 2022 and the period from March 30, 2021 (inception) to June 30, 2021.

	Principal	Original Issue Discount	Current Expected Credit Loss Reserve	Carrying Value
Balance at December 31, 2021	$200,632,056	$(3,647,490)	$(134,542)	$196,850,024
Loans contributed	-	-	-	-
New fundings	137,944,312	(1,835,592)	-	136,108,720
Principal repayment of loans	(6,654,703)	-	-	(6,654,703)
Accretion of original issue discount	-	1,362,776	-	1,362,776
Sale of loans	-	-	-	-
PIK Interest	2,400,627	-	-	2,400,627
Current expected credit loss reserve	-	-	(1,068,882)	(1,068,882)
Balance at June 30, 2022	$334,322,292	$(4,120,306)	$(1,203,424)	$328,998,562

	Principal	Original Issue Discount	Current Expected Credit Loss Reserve	Carrying Value
Balance at March 30, 2021 (inception)	$-	$-	$-	$-
Loans contributed	25,185,837	(245,416)	-	24,940,421
New fundings	32,700,000	(682,500)	-	32,017,500
Principal repayment of loans	(46,667)	-	-	(46,667)
Accretion of original issue discount	-	64,061	-	64,061
Sale of loans	-	-	-	-
PIK Interest	51,767	-	-	51,767
Balance at June 30, 2021	$57,890,937	$(863,855)	$-	$57,027,082

A more detailed listing of the Company’s loans held at carrying value based on information available as of June 30, 2022, is as follows:

Loan	Location	Outstanding Principal(1)	Original Issue Premium/(Discount)	Carrying Value(1)	Contractual Interest Rate(4)	Maturity Date(2)	Payment Terms(3)	Initial Funding Date(1)
1	Various	30,000,000	(403,455)	29,596,545	10.07%(6)	05/30/2023	I/O	07/02/2020
2	Pennsylvania	6,957,500	(262,946)	6,694,554	P + 11.00%(5)	01/31/2025	P&I	11/19/2020
3	Michigan	36,343,859	(202,484)	36,141,375	P + 6.65%(5) Cash, 3.25% PIK	12/31/2024	P&I	03/05/2021
4	Various	20,539,287	(514,431)	20,024,856	P + 10.375%(5) Cash, 2.75% PIK	03/31/2024	P&I	03/25/2021
5	Arizona	11,229,539	-	11,229,539	19.85%(7)	04/28/2023	P&I	04/19/2021
6	Massachusetts	1,500,000	-	1,500,000	P + 12.25%(5)	04/28/2023	P&I	04/19/2021
7	Pennsylvania	13,129,000	-	13,129,000	P + 10.75%(5) Cash, 4% PIK(8)	05/31/2025	P&I	05/28/2021
8	Michigan	4,500,000	(6,565)	4,493,435	P + 9.00%(5)	02/20/2024	P&I	08/20/2021
9	Various	23,020,760	(265,189)	22,755,571	13% Cash, 2.5% PIK	08/30/2024	P&I	08/24/2021
10	West Virginia	9,648,063	(137,521)	9,510,542	P + 9.25%(5) Cash, 2% PIK	09/01/2024	P&I	09/01/2021
11	Pennsylvania	15,379,246	-	15,379,246	P + 10.75%(5) Cash, 3% PIK	06/30/2024	P&I	09/03/2021
12	Michigan	352,808	-	352,808	11.00%	09/30/2024	P&I	09/20/2021
13	Maryland	32,314,053	(804,949)	31,509,104	P + 8.75%(5) Cash, 2% PIK	09/30/2024	I/O	09/30/2021
14	Various	20,000,000	(235,478)	19,764,522	13.00%	10/31/2024	P&I	11/08/2021
15	Michigan	10,600,000	(56,401)	10,543,599	P + 7.00%(5)	11/22/2022	I/O	11/22/2021
16	Various	5,000,000	-	5,000,000	15% Cash, 2.5% PIK	12/27/2026	P&I	12/27/2021
17	Michigan	3,692,478	(67,438)	3,625,040	10.50% Cash, 1% to 5% PIK(9)	12/29/2023	I/O	12/29/2021
18	Various	7,500,000	(62,557)	7,437,443	P + 9.25%(5)	12/31/2024	I/O	12/30/2021
19	Florida	15,000,000	(325,660)	14,674,340	11.00%	01/31/2025	P&I	01/18/2022
20	Ohio	30,369,303	(521,320)	29,847,983	P + 8.25%(5) Cash, 3% PIK	02/28/2025	P&I	02/03/2022
21	Florida	20,172,651	(91,826)	20,080,825	11.00% Cash, 3% PIK	08/29/2025	P&I	03/11/2022
22	Missouri	17,073,745	(162,086)	16,911,659	11.00% Cash, 3% PIK	05/30/2025	P&I	05/09/2022

Current expected credit loss reserve		-	-	(1,203,424)
Total loans held at carry value		$334,322,292	$(4,120,306)	$328,998,562

(1)	The difference between the Carrying Value and the Outstanding Principal amount of the loans consists of unaccreted purchase discount, deferred loan fees and loan origination costs

(2)	Certain loans are subject to contractual extension options and may be subject to performance based or other conditions as stipulated in the loan agreement. Actual maturities may differ from contractual maturities stated herein as certain borrowers may have the right to prepay with or without paying a prepayment penalty. The Company may also extend contractual maturities and amend other terms of the loans in connection with loan modifications.
(3)	P/I = principal and interest. I/O = interest only. P/I loans may include interest only periods for a portion of the loan term.
(4)	P = prime rate and depicts floating rate loans that pay interest at the prime rate plus a specific percentage; "PIK" = paid in kind interest.
(5)	This Loan is subject to prime rate floor.
(6)	The aggregate loan commitment to Loan #1 includes a $4.005 million initial advance which has an interest rate of 15.25%, a second advance of $15.995 million which has an interest rate of 9.75%, and a third advance of $10.0 million which has an interest rate of 8.5%. The statistics presented reflect the weighted average of the terms under all three advances for the total aggregate loan commitment.
(7)	The aggregate loan commitment to Loan #5 includes a $9.3 million initial advance which has a base interest rate of 15.25% and PIK interest rate of 2%, and a second advance of $2.0 million which has an interest rate of 39%. The statistics presented reflect the weighted average of the terms under both advances for the total aggregate loan commitment.
(8)	Subject to adjustment not below 2% if borrower receives at least two consecutive quarters of positive cash flow after the closing date.
(9)	PIK is variable with an initial rate of five percent (5.00%) per annum, until borrower’s delivery of audited financial statements for the fiscal year ended December 31, 2021, at which time the PIK interest rate shall be adjusted to a rate of 1% to 5% contingent on the financial results of the borrower.

As of June 30, 2022, all loans are current, and none have been placed on non-accrual status. The aggregate fair value of the Company’s loan portfolio was $329,977,829 and $197,901,779, with gross unrecognized holding losses of $224,155 and unrecognized holding gains of $917,213 as of June 30, 2022 and December 31, 2021, respectively. The fair values, which are classified as Level 3 in the fair value hierarchy, are estimated using discounted cash flow models based on current market inputs for similar types of arrangements. The primary sensitivity in these models is based on the selection of appropriate discount rates. Fluctuations in these assumptions could result in different estimates of fair value.

Credit Quality Indicators

The Company assesses the risk factors of each loan, and assigns a risk rating based on a variety of factors, including, without limitation, payment history, real estate collateral coverage, property type, geographic and local market dynamics, financial performance, loan to enterprise value and fixed charge coverage ratios, loan structure and exit strategy, and project sponsorship. This review is performed quarterly. Based on a 5-point scale, the Company’s loans are rated “1” through “5,” from less risk to greater risk, which ratings are defined as follows:

Rating	Definition
1	Very low risk
2	Low risk
3	Moderate/average risk
4	High risk/potential for loss: a loan that has a risk of realizing a principal loss
5	Impaired/loss likely: a loan that has a high risk of realizing principal loss, has incurred principal loss or an impairment has been recorded

The risk ratings are primarily based on historical data and current conditions specific to each portfolio company, as well as consideration of future economic conditions and each borrower’s estimated ability to meet debt service requirements. The declines in risk ratings shown in the following table from December 31, 2021 to June 30, 2022, are not due to any borrower specific credit issues relating to the borrowers, but rather, is primarily due to the Company’s quarterly re-evaluation of overall current macroeconomic conditions affecting its borrowers. This decline in risk ratings did not have a significant effect on the level of the current expected credit loss reserve because the loans continue to perform as agreed and the fair value of the underlying collateral exceeds the amount outstanding.

As of June 30, 2022 and December 31, 2021, the carrying value, excluding the current expected credit loss reserve (the “CECL Reserve”), of the Company’s loans within each risk rating category by year of origination is as follows:

	As of June 30, 2022[1]					As of December 31, 2021
Risk Rating	2022	2021	2020	2019	Total	2021	2020	2019	Total
1	-	34,546,303	29,596,545	-	64,142,848	135,076,307	32,242,114	590,384	167,908,805
2	87,808,199	82,382,609	6,694,554	-	176,885,362	29,075,761	-	-	29,075,761
3	29,847,983	54,325,793	-	-	84,173,776	-	-	-	-
4	-	5,000,000	-	-	5,000,000	-	-	-	-
5	-	-	-	-	-	-	-	-	-
Total	117,656,182	176,254,705	36,291,099	-	330,201,986	164,152,068	32,242,114	590,384	196,984,566

(1)	Amounts are presented by loan origination year with subsequent advances shown in the original year of origination.

Real estate collateral coverage is also a significant credit quality indicator, and real estate collateral coverage, excluding the CECL Reserve, was as follows as of June 30, 2022 and December 31, 2021:

As of June 30, 2022 Real Estate Collateral Coverage
	< 1.0x	1.0x - 1.25x	1.25x - 1.5x	1.50x - 1.75x	1.75x - 2.0x	> 2.0x	Total
Fixed-rate	$5,000,000	$-	$20,080,825	$16,911,659	$-	$90,768,826	$132,761,310
Floating-rate	15,631,997	96,761,189	-	20,054,141	24,358,539	40,634,810	197,440,676
	$20,631,997	$96,761,189	$20,080,825	$36,965,800	$24,358,539	$131,403,636	$330,201,986

As of December 31, 2021 Real Estate Collateral Coverage
	< 1.0	1.0 - 1.25	1.25 - 1.5	1.50 - 1.75	1.75 - 2.0	> 2.0	Total
Fixed-rate	$7,017,793	$-	$35,836,099	$3,086,298	$-	$45,373,778	$91,313,968
Floating-rate	8,925,068	18,022,518	-	30,029,953	32,377,087	16,315,972	105,670,598
	$15,942,861	$18,022,518	$35,836,099	$33,116,251	$32,377,087	$61,689,750	$196,984,566

CECL Reserve

The Company records an allowance for current expected credit losses for its loans held for investment. The allowances are deducted from the gross carrying amount of the assets to present the net carrying value of the amounts expected to be collected on such assets. The Company estimates its CECL Reserve using among other inputs, third-party valuations, and a third-party probability-weighted model that considers the likelihood of default and expected loss given default for each individual loan based on the risk profile for approximately three years after which we immediately revert to use of historical loss data. In the future, we may use other acceptable methods, such as a discounted cash flow method, WARM method, or other methods permitted under the standard.

ASC 326 requires an entity to consider historical loss experience, current conditions, and a reasonable and supportable forecast of the macroeconomic environment. The Company considers multiple datapoints and methodologies that may include likelihood of default and expected loss given default for each individual loans, valuations derived from discount cash flows (“DCF”), and other inputs including the risk rating of the loan, how recently the loan was originated compared to the measurement date, and expected prepayment, if applicable. The measurement of expected credit losses under CECL is applicable to financial assets measured at amortized cost, and off-balance sheet credit exposures such as unfunded loan commitments.

The Company evaluates its loans on a collective (pool) basis by aggregating on the basis of similar risk characteristics as explained above. We make the judgment that loans to cannabis-related borrowers that are fully collateralized by real estate exhibit similar risk characteristics and are evaluated as a pool. Further, loans that have no real estate collateral, but are secured by other forms of collateral, including equity pledges of the borrower, and otherwise have similar characteristics as those collateralized by real estate are evaluated as a pool. All other loans are analyzed individually, either because they operate in a different industry, may have a different risk profile, or maturities that extend beyond the forecast horizon for which we are able to derive reasonable and supportable forecasts.

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

To estimate the historic loan losses relevant to the Company’s portfolio, the Company evaluates its historical loan performance, which includes zero realized loan losses since the inception of its operations. Additionally, the Company analyzed its repayment history, noting it has limited “true” operating history, since the incorporation date of March 30, 2021. However, the Company’s Sponsor has had operations for the past two fiscal years and has made investments in similar loans that have similar characteristics including interest rate, collateral coverage, guarantees, and prepayment/make whole provisions, which fall into the pools identified above. Given the similarity of the structuring of the credit agreements for the loans in the Company’s portfolio to the loans originated by its Sponsor, management considered it appropriate to consider the past repayment history of loans originated by the Sponsor in determining the extent to which a CECL Reserve shall be recorded.

In addition, the Company reviews each loan on a quarterly basis and evaluates the borrower’s ability to pay the monthly interest and principal, if required, as well as the loan-to-value (LTV) ratio. When evaluating qualitative factors that may indicate the need for a CECL Reserve, we forecast losses considering a variety of factors. In considering the potential current expected credit loss, the Manager primarily considers significant inputs to the Company’s forecasting methods, which include (i) key loan-specific inputs such as the value of the real estate collateral, liens on equity (including the equity in the entity that holds the state-issued license to cultivate, process, distribute, or retail cannabis), presence of personal or corporate guarantees, among other credit enhancements, LTV ratio, rate type (fixed or floating) and IRR, loan-term, geographic location, and expected timing and amount of future loan fundings, (ii) performance against the underwritten business plan and the Company’s internal loan risk rating and (iii) a macro-economic forecast. Estimating the enterprise value of our borrowers in order to calculate LTV ratios is often a significant estimate. We utilize a third-party valuation appraiser to assist management with our valuation process. primarily using comparable transactions to estimate enterprise value of our portfolio companies and supplement such analysis with a multiple-based approach to enterprise value to revenue multiples of publicly-traded comparable companies obtained from S&P CapitalIQ as of June 30, 2022, to which we apply a private company discount based on our current borrower profile. These estimates may change in future periods based on available future macro-economic data and might result in a material change in the Company’s future estimates of expected credit losses for its loan portfolio.

Regarding real estate collateral, the Company generally cannot take the position of mortgagee-in-possession as long as the property is used by a cannabis operator, but we can request that the court appoint a receiver to manage and operate the subject real property until the foreclosure proceedings are completed. Additionally, while we cannot foreclose under state Uniform Commercial Code (“UCC”) and take title or sell equity in a licensed cannabis business, a potential purchaser of a delinquent or defaulted loan could.

In order to estimate the future expected loan losses relevant to the Company’s portfolio, the Company utilizes historical market loan loss data obtained from a third-party database for commercial real estate loans, which the Company believes is a reasonably comparable and available data set to use as an input for its type of loans. The Company believes this dataset to be representative for future credit losses whilst considering that the cannabis industry is maturing, and consumer adoption, demand for production, and retail capacity are increasing akin to commercial real estate over time. For periods beyond the reasonable and supportable forecast period, the Company reverts back to historical loss data.

All of the above assumptions, although made with the most available information at the time of the estimate, are subjective and actual activity may not follow the estimated schedule. These assumptions impact the future balances that the loss rate will be applied to and as such impact the Company’s CECL Reserve. As the Company acquires new loans and the Manager monitors loan and borrower performance, these estimates will be revised each period.

Activity related to the CECL Reserve for outstanding balances and unfunded commitments on the Company’s loans held at carrying value and loans receivable at carrying value as of and for the six months ended June 30, 2022 is presented in the table below. The Company had no CECL Reserve as of and for the period March 30, 2021 (inception) to June 30, 2021.

	Outstanding(1)	Unfunded(2)	Total
Balance at December 31, 2021	$134,542	$13,407	$147,949
Provision for current expected credit losses	1,068,882	28,126	1,097,008
Write-off charged	-	-	-
Recoveries	-	-	-
Balance at June 30, 2022	$1,203,424	$41,533	$1,244,957

(1)	As of June 30, 2022, the CECL Reserve related to outstanding balances on loans at carrying value is recorded within current expected credit loss reserve in the Company’s consolidated balance sheets.
(2)	As of June 30, 2022, the CECL Reserve related to unfunded commitments on loans at carrying value is recorded within accounts payable and other liabilities in the Company’s consolidated balance sheets.

	Outstanding	Unfunded
Balance at December 31, 2021	$134,542	$13,407
Provision for current expected credit losses	48,296	3,047
Balance at March 31, 2022	182,838	16,454
Provision for current expected credit losses	1,020,586	25,079
Balance at June 30, 2022	$1,203,424	$41,533

The Company has made an accounting policy election to exclude accrued interest receivable, ($975,572 as of June 30, 2022) included in Interest Receivable on its consolidated balance sheet, from the amortized cost basis of the related loans held for investment in determining the CECL Reserve, as any uncollectible accrued interest receivable is written off in a timely manner. To date, the Company has had zero write-offs related to uncollectible interest receivable, but will discontinue accruing interest on loans if deemed to be uncollectible, with any previously accrued uncollected interest on the loan charged to interest income in the same period.

As of June 30, 2022 there were no loans with principal or interest greater than 30 days past due.

4. INTEREST RECEIVABLE

The following table summarizes the interest receivable by the Company as of June 30, 2022 and December 31, 2021:

	As of June 30, 2022	As of December 31, 2021
Interest receivable	$821,239	$193,790
PIK interest receivable	63,889	-
Unused fees receivable	$90,444	$3,945
Total interest receivable	$975,572	$197,735

5. INTEREST RESERVE

At June 30, 2022, the Company had five loans that included a loan funded interest reserve.

The following table presents changes in interest reserves as of June 30, 2022 and December 31, 2021, respectively:

	As of June 30, 2022	As of December 31, 2021
Initial reserves	$6,636,553	$-
New reserves	$5,895,863	$9,223,802
Reserves disbursed	$(6,162,392)	$(2,587,249)
Total interest reserve	$6,370,024	$6,636,553

6. DEBT

In May 2021, in connection with the Company’s acquisition of our financing subsidiary, CAL, we were assigned a secured revolving credit facility (the “Revolving Loan”). The Revolving Loan has an aggregate borrowing base of up to $10,000,000 and bears interest, payable in cash in arrears, at a per annum rate equal to the greater of (x) Prime Rate plus 1.00% and (y) 4.75%. The Company incurred debt issuance costs of $100,000 related to the origination of the Revolving Loan, which were capitalized and are subsequently being amortized through maturity. The maturity date of the Revolving Loan is the earlier of (i) February 12, 2023 and (ii) the date on which the Revolving Loan is terminated pursuant to terms in the Revolving Loan Agreement.

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

On May 12, 2022, the Company amended the Revolving Loan Agreement a second time (the “Second Amendment”). The Second Amendment increased the loan commitment from $45,000,000 to $65,000,000. No other material terms of the Revolving Loan were modified as a result of the execution of the Second Amendment. The Company incurred debt issuance costs of $177,260 related to the Second Amendment, which were capitalized and are subsequently being amortized through maturity. As of June 30, 2022 and December 31, 2021, unamortized debt issuance costs related to the Revolving Loan and the First and Second Amendments of $804,188 and $868,022, respectively, are recorded in other receivables and assets, net on the consolidated balance sheets.

The Revolving Loan incurs unused fees at a rate of 0.25% per annum beginning July 1, 2022 pursuant to the Second Amendment. Additionally, for the period from January 1, 2022 to June 30, 2022, the Company borrowed $45.0 million against the Revolving Loan and incurred $276,562 in interest expense for the period then ended.

The Second Amendment provides for certain affirmative covenants, including requiring us to deliver financial information and any notices of default, and conducting business in the normal course. Additionally, the Company must comply with certain financial covenants including: (1) maximum capital expenditures of $150,000, (2) maintaining a debt service coverage ratio greater than 1.35 to 1, and (3) maintaining a leverage ratio less than 1.50 to 1. As of June 30, 2022, we were in compliance with all financial covenants with respect to the Revolving Loan.

The following table reflects a summary of interest expense incurred during the three and six months ended June 30, 2022. There was no interest expense incurred during the period March 30, 2021 (inception) to June 30, 2021.

	For three months ended June 30, 2022	For six months ended June 30, 2022
Interest expense	$276,562	$276,562
Unused Fee – Line of Credit	4,167	4,167
Amortization of debt issue costs	168,827	241,095
Total interest expense	$449,556	$521,824

7. RELATED PARTY TRANSACTIONS

Management Agreement

Pursuant to the Management Agreement, the Manager manages the loans and day-to-day operations of the Company, subject at all times to the further terms and conditions set forth in the Management Agreement and such further limitations or parameters as may be imposed from time to time by the Company’s Board.

The Manager is entitled to receive base management fees (the “Base Management Fee”) that are calculated and payable quarterly in arrears, in an amount equal to 0.375% of the Company’s Equity, determined as of the last day of each such quarter; reduced by an amount equal to 50% of the pro rata amount of origination fees earned and paid to the Manager during the applicable quarter for loans that were originated on the Company’s behalf by the Manager or affiliates of the Manager (“Outside Fees”). For the six months ended June 30, 2022, the Base Management Fee payable was reduced by Outside Fees in the amount of $1,082,251.

In addition to the Base Management Fee, the Manager is entitled to receive incentive compensation (the “Incentive Compensation” or “Incentive Fees”) under the Management Agreement. Under the Management Agreement, the Company will pay Incentive Fees to the Manager based upon the Company’s achievement of targeted levels of Core Earnings. “Core Earnings” is defined in the Management Agreement as, for a given period means the net income (loss) for such period, computed in accordance with GAAP, excluding (i) non-cash equity compensation expense, (ii) the Incentive Compensation, (iii) depreciation and amortization, (iv) any unrealized gains or losses or other non-cash items that are included in net income for the applicable reporting period, regardless of whether such items are included in other comprehensive income or loss, or in net income and (v) one-time events pursuant to changes in GAAP and certain non-cash charges, in each case after discussions between the Manager and the Independent Directors and approved by a majority of the Independent Directors. Incentive compensation for the six months ended June 30, 2022 was $980,906.

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

The following table summarizes the related party costs incurred by the Company and amounts payable to the Manager for the periods ended June 30, 2022 and December 31, 2021.

	Three months ended June 30, 2022	Three months ended June 30, 2021	Six months ended June 30, 2022	Period from March 30, 2021 (inception) to June 30, 2021
Affiliate Payments
Management fees earned	$1,013,298	$-	$2,020,411	$-
Less: Outside Fees earned	(364,500)	-	(1,082,251)	-
Base management fees, net	648,798	-	938,160	-
Incentive fees	598,763	-	980,906	-
Management and incentive fees earned	1,247,561	-	1,919,066	-
General and administrative expenses reimbursable to Manager	686,981	-	1,151,471	-
Total	$1,934,542	$-	$3,070,537	$-

General administrative expenses reimbursable to the Manager are included in the related party payable line item of the consolidated balance sheets as of June 30, 2022 and December 31, 2021. Amounts payable to the Manager as of June 30, 2022 and December 31, 2021 were approximately $2.0 million and $2.7 million, respectively, which included bonuses accrued for the year which are not reimbursed to the Manager until paid.

Investments in Loans

From time to time, the Company may co-invest with other investment vehicles managed by its affiliates, in accordance with the Manager’s co-investment allocation policies. The Company is not obligated to provide, nor has it provided, any financial support to the other managed investment vehicles. As such, the Company’s risk is limited to the carrying value of its investment in any such loan. As of and for the six months ended June 30, 2022, 14 of the Company’s loans were co-invested by affiliates of the Company.

8. COMMITMENTS AND CONTINGENCIES

Off-Balance Sheet Arrangements

Off-balance sheet commitments may consist of unfunded commitments on delayed draw term loans. The Company does not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured investment vehicles, special purpose entities or variable interest entities, established to facilitate off-balance sheet arrangements or other contractually narrow or limited purposes. Further, the Company has not guaranteed any obligations of unconsolidated entities or entered into any commitment to provide additional funding to any such entities. As of June 30, 2022 and December 31, 2021, the Company had the following commitments to fund various existing loans.

	As of June 30, 2022	As of December 31, 2021

Total original loan commitments	$357,117,706	$235,063,593
Less: drawn commitments	(331,954,897)	(200,359,026)
Total undrawn commitments	$25,162,809	$34,704,567

Refer to “Note 3 - Loans Held for Investment, Net” for further information regarding the CECL Reserve attributed to unfunded commitments.

Other Contingencies

The Company from time to time may be a party to litigation in the normal course of business. As of June 30, 2022, the Company is not aware of any legal claims that could materially impact its business, financial condition or results of operations.

The Company’s ability to grow or maintain its business depends, in part, on state laws pertaining to the cannabis industry. New laws that are averse to the Company’s portfolio companies may be enacted, and current favorable state or national laws or enforcement guidelines relating to cultivation, production and distribution of cannabis may be modified or eliminated in the future, which would impede the Company’s ability to grow and could materially adversely affect its business.

Management’s plan to mitigate risks include monitoring the legal landscape as deemed appropriate. Also, should a loan default or otherwise be seized, the Company may be prohibited from owning cannabis assets and thus could not take possession of collateral, in which case the Company would look to sell the loan, which may result in the Company realizing a loss on the transaction.

9. STOCKHOLDERS’ EQUITY

Common Stock

On January 5, 2022, the underwriters in the Company’s initial public offering (the “IPO”) partially exercised their over-allotment option to purchase 302,800 shares of the Company’s common stock at a price of $16.00 per share, raising $4,844,800 in additional gross proceeds or $4,505,664 in net proceeds after underwriting commissions of $339,136, which is reflected as a reduction of additional paid-in capital on the consolidated statements of stockholders’ equity.

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

As of June 30, 2022 and December 31, 2021, the maximum number of shares of the Company common stock that may be delivered pursuant to awards under the 2021 Plan (the “Share Limit”) equals 8.50% of the issued and outstanding shares of the Company’s common stock on a fully-diluted basis following the completion of the IPO. Shares that are subject to or underlie awards that expire or for any reason are cancelled or terminated, are forfeited, fail to vest, or for any other reason are not paid or delivered under the 2021 Plan will not be counted against the Share Limit and will again be available for subsequent awards under the 2021 Plan. There were 4,063 shares forfeited during the six months ended June 30, 2022.

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

The following table summarizes the restricted stock activity for the Company’s directors and officers and employees of the Manager as of June 30, 2022 and December 31, 2021.

	As of June 30, 2022	As of December 31, 2021
Non-vested	98,440	98,440
Forfeited	(4,063)	-
Balance	94,377	98,440

Restricted stock grant expense is based on the Company’s stock price at the time of the grant and amortized over the vesting period. Forfeitures are recognized as they occur. The share-based compensation expense for the Company was approximately $243,465 for the six months ended June 30, 2022.

10. EARNINGS PER SHARE

The following information sets forth the computations of basic earnings per common share for the six months ended June 30, 2022 and for the period from March 30, 2021 (inception) to June 30, 2021:

	For the three months ended	For the three months ended	For the six months ended	Period from March 30, 2021 (inception) to
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Net income attributable to common stockholders	$7,463,839	$1,068,551	$15,267,791	$1,068,551
Divided by:
Basic weighted average shares of common stock outstanding	17,657,913	$2,407,329	17,649,548	2,355,559
Diluted weighted average shares of common stock outstanding	17,752,413	$2,407,329	17,745,234	2,355,559
Basic earnings per common share	$0.42	$0.44	$0.87	$0.45
Diluted earnings per common share	$0.42	$0.44	$0.86	$0.45

11. INCOME TAX

The income tax provision for the Company was $0 for the six months ended June 30, 2022.

For the three and six months ended June 30, 2022, the Company incurred no expense for United Stated federal excise tax. If it is determined that the Company’s estimated current year taxable income will be in excess of estimated dividend distributions (including capital gain dividend) for the current year from such income, the Company will accrue excise tax on estimated excess taxable income as such taxable income is earned. The annual expense is calculated in accordance with applicable tax regulations.

As of June 30, 2022 and December 31, 2021, the Company does not have any unrecognized tax benefits and does not expect that to change in the next 12 months.

12. DIVIDENDS AND DISTRIBUTIONS

The following table summarizes the Company’s dividends declared during the six months ended June 30, 2022. There were no dividends declared for the six months ended June 30, 2021.

	Record Date	Payment Date	Common Share Distribution Amount	Taxable Ordinary Income	Return of Capital	Section 199A Dividends
Regular cash dividend	3/31/2022	4/14/2022	$0.40	$0.40	$-	$0.40
Regular cash dividend	6/30/2022	7/15/2022	$0.47	$0.47	$-	$0.47
Total cash dividend			$0.87	$0.87	$-	$0.87

13. SUBSEQUENT EVENTS

On July 8, 2022, the Company sold a senior secured loan to an affiliate under common control. The selling price of approximately $6.7 million was determined using Level 3 inputs and was approved by the audit committee of the Board. The fair value approximated the carrying value of the loan plus accrued and unpaid interest through July 8, 2022.

On August 4, 2022, we assigned $10.0 million of unfunded commitment of a senior secured loan to an affiliate.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

Some of the statements contained in this quarterly report constitute forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and we intend such statements to be covered by the safe harbor provisions contained therein. Forward-looking statements relate to future events or the future performance or financial condition of Chicago Atlantic Real Estate Finance, Inc. (the “Company,” “we,” “us” and “our”). The information contained in this section should be read in conjunction with our consolidated financial statements and notes thereto appearing elsewhere in this quarterly report on Form 10-Q. This description contains forward-looking statements that involve risks and uncertainties. Actual results could differ significantly from the results discussed in the forward-looking statements due to the factors set forth in this quarterly report and in “Risk Factors” in our annual report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) and in Part II, Item 1A of this quarterly report on Form 10-Q, as such risks may by updated, amended or superseded from time to time by subsequent reports we file with the SEC. The forward-looking statements contained in this report involve a number of risks and uncertainties, including statements concerning:

●	our future operating results and projected operating results;

●	the impact of COVID-19 on our business and the global economy, including disruptions to the supply chain;

●	the ability of our Manager to locate suitable loan opportunities for us, monitor and actively manage our loan portfolio and implement our investment strategy;

●	the allocation of loan opportunities to us by our Manager;

●	the impact of inflation on our operating results;

●	actions and initiatives of the federal or state governments and changes to government policies related to cannabis and the execution and impact of these actions, initiatives and policies, including the fact that cannabis remains illegal under federal law;

●	the estimated growth in and evolving market dynamics of the cannabis market;

●	the demand for cannabis cultivation and processing facilities;

●	shifts in public opinion regarding cannabis;

●	the state of the U.S. economy generally or in specific geographic regions;

●	economic trends and economic recoveries;

●	the amount and timing of our cash flows, if any, from our loans;

●	our ability to obtain and maintain financing arrangements;

●	our expected leverage;

●	changes in the value of our loans;

●	our expected investment and underwriting process;

●	rates of default or decreased recovery rates on our loans;

●	the degree to which any interest rate or other hedging strategies may or may not protect us from interest rate volatility;

●	changes in interest rates and impacts of such changes on our results of operations, cash flows and the market value of our loans;

●	interest rate mismatches between our loans and our borrowings used to fund such loans;

●	the departure of any of the executive officers or key personnel supporting and assisting us from our Manager or its affiliates;

●	impact of and changes in governmental regulations, tax law and rates, accounting guidance and similar matters;

●	our ability to maintain our exclusion or exemption from registration under the Investment Company Act;

●	our ability to qualify and maintain our qualification as a REIT for U.S. federal income tax purposes;

●	estimates relating to our ability to make distributions to our stockholders in the future;

●	our understanding of our competition;

●	market trends in our industry, interest rates, real estate values, the securities markets or the general economy; and

●	any of the other risks, uncertainties and other factors we identify in our annual report on Form 10-K or this quarterly report on Form 10-Q.

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

As of June 30, 2022, our portfolio is comprised primarily of first mortgages to established multi-state or single-state cannabis operators or property owners. We consider cannabis operators to be established if they are state-licensed and are deemed to be operational by the applicable state regulator. We do not own any stock, warrants to purchase stock or other forms of equity in any of our portfolio companies that are involved in the cannabis industry, and we will not take stock, warrants or equity in such issuers until permitted by applicable laws and regulations, including U.S. federal laws and regulations.

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

We generate revenue primarily in the form of interest income on loans. As of June 30, 2022 and December 31, 2021, approximately 59.8% and 53.2%, respectively, of our portfolio was comprised of floating rate loans, and 40.2% and 46.8% of our portfolio was comprised of fixed rate loans, respectively. As of June 30, 2022 and December 31, 2021, none of our loans earn interest at a variable rate tied to the London Inter-bank Offered Rate (“LIBOR”). Interest on our loans is generally payable monthly . The floating rate loans described above are variable based upon the prime rate plus an applicable margin, and in many cases, a prime rate floor. The prime rate was 3.25% for the period from January 1, 2022 through March 16, 2022, and increased to 3.50% effective March 17, 2022. It was increased to 4.00% effective May 5, 2022 and increased again to 4.75% on June 16, 2022.

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

FASB ASC Topic 740, Income Taxes (“ASC 740”), prescribes a recognition threshold and measurement attribute for the consolidated financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. We have analyzed our various federal and state filing positions and believe that our income tax filing positions and deductions are well documented and supported as of June 30, 2022. Based on our evaluation, there is no reserve for any uncertain income tax positions. Accrued interest and penalties, if any, are included within other liabilities in the balance sheets.

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

Developments During the Second Quarter of 2022

Updates to Our Loan Portfolio during the Second Quarter of 2022

During the quarter ended June 30, 2022, we closed a credit facility with one new borrower, which included an aggregate commitment of $17.0 million, all of which was advanced at closing. Additionally, we advanced $34.2 million in aggregate principal on existing credit facilities to seven different borrowers.

Subsequent Updates to Our Loan Portfolio

On July 8, 2022, the Company sold a senior secured loan to an affiliate under common control. The selling price of approximately $6.7 million was determined using Level 3 inputs and approved by the audit committee of the Board. The fair value approximated the carrying value of the loan plus accrued and unpaid interest through July 8, 2022.

On August 4, 2022, we assigned $10.0 million of unfunded commitment of a senior secured loan to an affiliate.

Dividends Declared Per Share

For the period from April 1, 2022 through June 30, 2022, we declared a cash dividend of $0.47 per share of our common stock, relating to the second quarter of 2022, which was paid on July 15, 2022 to stockholders of record as of the close of business on June 30, 2022. The total amount of the cash dividend payment was approximately $8.3 million.

The payment of these dividends is not indicative of our ability to pay such dividends in the future.

Results of Operations

For the three months ended June 30, 2022 and March 31, 2022

	For the three months ended	For the three months ended
	June 30, 2022	March 31, 2022
Revenue
Interest income	$11,850,028	$9,833,053
Interest expense	(449,556)	(72,268)
Net interest income	11,400,472	9,760,785

Expenses
Management and incentive fees, net	1,247,561	671,505
General and administrative expense	777,212	556,141
Provision for current expected credit losses	1,045,665	51,343
Professional fees	743,670	556,904
Stock based compensation	122,525	120,940
Total expenses	3,936,633	1,956,833

Net Income before income taxes	7,463,839	7,803,952
Income tax expense	-	-
Net Income	$7,463,839	$7,803,952

●	Interest income increased as we deployed approximately $51.2 million in loans for the three months ended June 30, 2022 reflecting an increase in interest income as compared to the three months ended March 31, 2022.

●	We drew $45.0 million on the revolver during the three months ended June 30, 2022 contributing to an increase in interest expense that previously included only amortization of deferred financing costs.

●	We incurred base management and incentive fees payable to our Manager of approximately $1.2 million for the three months ended June 30, 2022 as compared to $671,505 for the three months ended March 31, 2022 primarily as a result of lower origination fees in the three months ended June 30, 2022 compared to the three months ended March 31, 2022 that reduce the base management fee and higher annualized core earnings for incentive fees in the three months ended June 30, 2022 as compared to the three months ended March 31, 2022.

●	General and administrative expenses increased for the three months ended June 30, 2022 as compared to the three months ended March 31, 2022 primarily due to an increase overhead reimbursements for costs incurred by the Manager on behalf of the Company.

●	Provision for current expected credit losses increased in the three months ended June 30, 2022 as compared to the three months ended March 31, 2022 primarily due to our quarterly re-evaluation of overall current macroeconomic conditions and not related to specific factors impacting the credit quality of our borrowers. The current expected credit loss reserve represents 35 basis points of our total loans held at carrying value commitment balance of approximately $357.1 million and was bifurcated between (i) the current expected credit loss reserve (contra-asset) related to outstanding balances on loans held at carrying value of approximately $1.2 million and (ii) a liability for unfunded commitments of $41,532. The liability is based on the unfunded portion of loan commitments over the full contractual period over which we are exposed to credit risk through a current obligation to extend credit. Management considered the likelihood that funding will occur, and if funded, the expected credit loss on the funded portion. We continuously evaluate the credit quality of each loan by assessing the risk factors of each loan.

●	Professional fees increased in the three months ended June 30, 2022 as compared to the three months ended March 31, 2022 primarily as a result of higher audit and consulting fees.

For the six months ended June 30, 2022 and period from March 30, 2021 (inception) to June 30, 2021

	For the six months ended June 30, 2022	Period from March 30, 2021 (inception) to June 30, 2021
Revenue
Interest income	$21,683,081	$1,154,489
Interest expense	(521,824)	(16,712)
Net interest income	21,161,257	1,137,777

Expenses
Management and incentive fees, net	1,919,066	-
General and administrative expense	1,333,353	-
Organizational expense	-	69,226
Provision for current expected credit losses	1,097,008	-
Professional fees	1,300,574	-
Stock based compensation	243,465	-
Total expenses	5,893,466	69,226

Net Income before income taxes	15,267,791	1,068,551
Income tax expense	-	-
Net Income	$15,267,791	$1,068,551

We commenced operations on March 30, 2021 and, therefore, the comparative period for the three and six months ended June 30, 2022 is from March 30, 2021 to June 30, 2021 (the “Prior Period” or “period ended June 30, 2021”).

●	Interest income increased as we deployed a significant amount of capital subsequent to June 30, 2021 as a result of our initial public offering, reflecting an increasing trend in interest income.

●	We drew $45.0 million on the revolver during the six months ended June 30, 2022 contributing to an increase in interest expense that previously included only amortization of deferred financing costs for the comparative prior year period.

●	We incurred base management fees payable to our Manager for the six months ended June 30, 2022 of approximately $1.9 million and $0 for the period of inception to June 30, 2021. Pursuant to Fee Waiver Letter Agreements executed by our Manager, dated June 30, 2021, all base management fees that would have been payable to our Manager for the period from May 1, 2021 to June 30, 2021 were voluntarily waived and are not subject to recoupment at a later date. Our Manager has incurred general administrative expenses on our behalf and was reimbursed approximately $1.2 million for six months ended June 30, 2022. For the period ended June 30, 2021, all reimbursements to our Manager for general and administrative expenses were waived.

●	Provision for current expected credit losses increased in the six months ended June 30, 2022 as compared to the period ended June 30, 2021 primarily due to our quarterly re-evaluation of overall current macroeconomic conditions and not related to specific factors impacting the credit quality of our borrowers. The current expected credit loss reserve represents 35 basis points of our total loans held at carrying value commitment balance of approximately $357.1 million and was bifurcated between (i) the current expected credit loss reserve (contra-asset) related to outstanding balances on loans held at carrying value of approximately $1.2 million and (ii) a liability for unfunded commitments of $41,532.

●	Professional fees increased in the six months ended June 30, 2022 as compared to the period ended June 30, 2021 primarily as a result of higher audit and consulting fees.

●	Stock based compensation was issued in December 2021 resulting in $243,465 in stock compensation expense for the six months ended June 30, 2022.

Loan Portfolio

As of June 30, 2022 and December 31, 2021, our portfolio included 22 and 21 loans held for investment of approximately $330.2 million and $197.0 million of loans receivable, respectively. The aggregate originated commitment under these loans was approximately $357.1 million and $235.1 million and outstanding principal was approximately $334.3 million and $200.6 million as of June 30, 2022 and December 31, 2021, respectively. As of June 30, 2022 and December 31, 2021, our loan portfolio had a weighted-average yield-to-maturity internal rate of return (“YTM IRR”) of 17.7% and 18.6%, respectively and was secured by real estate and, with respect to certain of our loans, substantially all assets in the borrowers and certain of their subsidiaries, including equipment, receivables, and licenses. YTM IRR is calculated using various inputs, including (i) cash and payment-in-kind (“PIK”) interest, which is capitalized and added to the outstanding principal balance of the applicable loan, (ii) original issue discount (“OID”), (iii) amortization, (iv) unused fees, and (v) exit fees. Certain of our loans have extension fees, which are not included in our YTM IRR calculations, but may increase YTM IRR if such extension options are exercised by borrowers.

As of June 30, 2022 and December 31, 2021, the Company did not have any loans held for investment with floating interest rates tied to LIBOR. As of June 30, 2022 and December 31, 2021, approximately 59.8% and 53.2%, respectively, of its portfolio was comprised of floating rate loans that pay interest at the prime rate plus an applicable margin, and were subject to a prime rate floor. The prime rate was 3.25% for the period from January 1, 2022 through March 16, 2022, increased to 3.5% effective March 17, 2022, increased to 4.0% effective May 5, 2022, and increased again to 4.75% effective June 16, 2022. The below summarizes our portfolio as of June 30, 2022:

	Funding	Maturity	Total	Principal	Carrying	Our Loan	Future	Periodic	YTM
Loan	Date (1)	Date (2)	Commitment (3)	Balance	Value	Portfolio	Fundings	Interest Rate (4)	Payment (5)	IRR (6)
1(8)	7/2/2020	5/30/2023	30,000,000	30,000,000	29,596,545	9.0%	-	10.07%	I/O	13.1%
2	11/19/2020	1/31/2025	7,250,000	6,957,500	6,694,554	2.0%	-	P + 11.00%(7)	P&I	18.5%
3	3/5/2021	12/31/2024	35,891,667	36,343,859	36,141,375	10.9%	-	P + 6.65%(7) Cash, 3.25% PIK	I/O	15.8%
4	3/25/2021	3/31/2024	20,105,628	20,539,287	20,024,856	6.1%	-	13.625% Cash, 2.75% PIK	P&I	20.0%
5(9)	4/19/2021	4/28/2023	12,900,000	11,229,539	11,229,539	3.4%	1,619,952	19.85%	P&I	23.6%
6	4/19/2021	4/28/2023	3,500,000	1,500,000	1,500,000	0.5%	2,000,000	P + 12.25%(7)	P&I	23.0%
7	5/28/2021	5/31/2025	12,900,000	13,129,000	13,129,000	4.0%	-	P + 10.75%(7) Cash, 4% PIK(10)	P&I	21.1%
8	8/20/2021	2/20/2024	6,000,000	4,500,000	4,493,435	1.4%	1,500,000	P + 9.00%(7)	P&I	14.4%
9	8/24/2021	8/30/2024	25,000,000	23,020,760	22,755,571	6.9%	2,142,857	13% Cash, 2.5% PIK	P&I	16.9%
10	9/1/2021	9/1/2024	9,500,000	9,648,063	9,510,542	2.9%	-	P + 9.25%(7) Cash, 2% PIK	P&I	18.8%
11	9/3/2021	6/30/2024	15,000,000	15,379,246	15,379,246	4.7%	-	P + 10.75%(7) Cash, 3% PIK	P&I	20.5%
12	9/20/2021	9/30/2024	470,411	352,808	352,808	0.1%	-	11.00%	P&I	21.4%
13	9/30/2021	9/30/2024	32,000,000	32,314,053	31,509,104	9.5%	-	P + 8.75%(7) Cash, 2% PIK	I/O	18.4%
14	11/8/2021	10/31/2024	20,000,000	20,000,000	19,764,522	6.0%	-	13.00%	P&I	15.8%
15	11/22/2021	11/22/2022	10,600,000	10,600,000	10,543,599	3.2%	-	P + 7.00%(7)	I/O	13.4%
16	12/27/2021	12/27/2026	5,000,000	5,000,000	5,000,000	1.5%	-	15% Cash, 2.5% PIK	P&I	18.5%
17	12/29/2021	12/29/2023	6,000,000	3,692,478	3,625,040	1.1%	2,400,000	10.50% Cash, 1% to 5% PIK(11)	I/O	18.3%
18	12/30/2021	12/31/2024	13,000,000	7,500,000	7,437,443	2.3%	5,500,000	P + 9.25%(7)	P&I	29.4%
19	1/18/2022	1/31/2025	25,000,000	15,000,000	14,674,340	4.4%	10,000,000	11.00%	P&I	14.4%
20	2/3/2022	2/28/2025	30,000,000	30,369,303	29,847,983	9.0%	-	P + 8.25%(7) Cash, 3% PIK	P&I	22.0%
21	3/11/2022	8/29/2025	20,000,000	20,172,651	20,080,825	6.1%	-	11% Cash, 3% PIK	P&I	15.3%
22	5/9/2022	5/30/2025	17,000,000	17,073,745	16,911,659	5.1%	-	11.00% Cash, 3% PIK	P&I	15.1%
		Subtotal	357,117,706	334,322,292	330,201,986	100.0%	25,162,809	14.8%	Wtd Average	17.7%

(1)	All loans originated prior to April 1, 2021 were purchased from affiliated entities at fair value plus accrued interest on or subsequent to April 1, 2021.
(2)	Certain loans have extension options from original maturity date.
(3)	Total Commitment excludes future amounts to be advanced at sole discretion of the lender
(4)	“P” = prime rate and depicts floating rate loans that pay interest at the prime rate plus a specific percentage; “PIK” = paid in kind interest.
(5)	P&I = principal and interest. I/O = interest only. P&I loans may include interest only periods for a portion of the loan term.
(6)	Includes OID, unused fees, and exit fees, but assumes no prepayment penalties or early payoffs.
(7)	Subject to prime rate floor.
(8)

The aggregate loan commitment to Loan #1 includes a $4.005 million initial advance, which has an interest rate of 15.25%, a second advance of $15.995 million, which has an interest rate of 9.75%, and a third advance of $10.0 million, which has an interest rate of 8.5%. The statistics presented reflect the weighted average of the terms under all three advances for the total aggregate loan commitment.

(9)

The aggregate loan commitment to Loan #5 includes a $9.3 million initial advance, which has a base interest rate of 15.25% and 2.00% PIK, and a second advance of $2.0 million, which has an interest rate of 39.00%. The statistics presented reflect the weighted average of the terms under both advances for the total aggregate loan commitment.

(10)	Subject to adjustment not below 2% if borrower receives at least two consecutive quarters of positive cash flow after the closing date.
(11)

PIK is variable with an initial rate of five percent (5.00%) per annum, until borrower’s delivery of audited financial statements for the fiscal year ended December 31, 2021, at which time the PIK interest rate shall be adjusted to a rate of 1% to 5% contingent on the financial results of the borrower.

The following tables summarize our loans held for investment as of June 30, 2022 and December 31, 2021:

	As of June 30, 2022
	Outstanding Principal	Original Issue Discount	Carrying Value	Weighted Average Remaining Life (Years)
Senior Term Loans	$334,322,292	$(4,120,306)	$330,201,986	__2.3
Current expected credit loss reserve	-	-	(1,203,424)
Total loans held at carrying value, net	$334,322,292	$(4,120,306)	332,998,562

	As of December 31, 2021
	Outstanding Principal	Original Issue Discount	Carrying Value	Weighted Average Remaining Life (Years)
Senior Term Loans	$200,632,056	$(3,647,490)	$196,984,566	2.2
Current expected credit loss reserve	-	-	(134,542)
Total loans held at carrying value, net	$200,632,056	$(3,647,490)	$196,850,024

The following table presents changes in loans held for investment at carrying value as of and for the six months ended June 30, 2022:

	Principal	Original Issue Discount	Current Expected Credit Loss Reserve	Carrying Value
Balance at December 31, 2021	$200,632,056	$(3,647,490)	$(134,542)	$196,850,024
New fundings	137,944,312	(1,835,592)	-	136,108,720
Principal repayment of loans	(6,654,703)	-	-	(6,654,703)
Accretion of original issue discount	-	1,362,776	-	1,362,776
PIK Interest	2,400,627	-	-	2,400,627
Current expected credit loss reserve	-	-	(1,068,882)	(1,068,882)
Balance at June 30, 2022	$334,322,292	$(4,120,306)	$(1,203,424)	$328,998,562

	Principal	Original Issue Discount	Current Expected Credit Loss Reserve	Carrying Value
Balance at March 30, 2021 (inception)	$-	$-	$-	$-
Loans contributed	25,185,837	(245,416)	-	24,940,421
New fundings	32,700,000	(682,500)	-	32,017,500
Principal repayment of loans	(46,667)	-	-	(46,667)
Accretion of original issue discount	-	64,061	-	64,061
Sale of loans	-	-	-	-
PIK Interest	51,767	-	-	51,767
Balance at June 30, 2021	$57,890,937	$(863,855)	-	$57,027,082

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

CECL Reserve

In accordance with ASC 326, we record allowances for our loans held for investment. The allowances are deducted from the gross carrying amount of the assets to present the net carrying value of the amounts expected to be collected on such assets. The Company estimates its CECL Reserve using among other inputs, third-party valuations, and a third-party probability-weighted model that considers the likelihood of default and expected loss given default for each individual loan based on the risk profile for approximately three years after which we immediately revert to use of historical loss data. In the future, we may use other acceptable methods, such as a discounted cash flow method, WARM method, or other methods permitted under the standard.

ASC 326 requires an entity to consider historical loss experience, current conditions, and a reasonable and supportable forecast of the macroeconomic environment. We consider multiple datapoints and methodologies that may include likelihood of default and expected loss given default for each individual loans, valuations derived from discount cash flows (“DCF”), and other inputs including the risk rating of the loan, how recently the loan was originated compared to the measurement date, and expected prepayment, if applicable. The measurement of expected credit losses under CECL is applicable to financial assets measured at amortized cost, and off-balance sheet credit exposures such as unfunded loan commitments.

We evaluate our loans on a collective (pool) basis by aggregating on the basis of similar risk characteristics as explained above. We make the judgment that loans to cannabis-related borrowers that are fully collateralized by real estate exhibit similar risk characteristics and are evaluated as a pool. Further, loans that have no real estate collateral, but are secured by other forms of collateral, including equity pledges of the borrower, and otherwise have similar characteristics as those collateralized by real estate are evaluated as a pool. All other loans are analyzed individually, either because they operate in a different industry, may have a different risk profile, or have maturities that extend beyond the forecast horizon for which we are able to derive reasonable and supportable forecasts.

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

To estimate the historic loan losses relevant to our portfolio, we evaluate our historical loan performance, which includes zero realized loan losses since our inception of operations. Additionally, we analyzed our repayment history, noting we have limited “true” operating history, since the incorporation date of March 30, 2021. However, our Sponsor has had operations for the past two fiscal years and has made investments in similar loans that have similar characteristics, including interest rate, collateral coverage, guarantees, and prepayment/make whole provisions, which fall into the pools identified above. Given the similarity of the structuring of the credit agreements for the loans in our portfolio, management considered it appropriate to consider the past repayment history of loans originated by the Sponsor in determining the extent to which we should record a CECL Reserve.

In addition, we review each loan on a quarterly basis and evaluates the borrower’s ability to pay the monthly interest and principal, if required, as well as the loan-to-value (LTV) ratio. In considering the potential current expected credit loss, the Manager primarily considers significant inputs to our forecasting methods, which include (i) key loan-specific inputs such as the value of the real estate collateral, liens on equity (including the equity in the entity that holds the state-issued license to cultivate, process, distribute, or retail cannabis), presence of personal or corporate guarantees, among other credit enhancements, LTV ratio, ratio type (fixed or floating) and IRR, loan-term, geographic location, and expected timing and amount of future loan fundings, (ii) performance against the underwritten business plan and our internal loan risk rating and (iii) a macro-economic forecast. Estimating the enterprise value of our borrowers in order to calculate LTV ratios is often a significant estimate. We rely primarily on comparable transactions to estimate enterprise value of our portfolio companies and supplement such analysis with a multiple-based approach to enterprise value to revenue multiples of publicly-traded comparable companies obtained from S&P CapitalIQ as of the quarter end, to which we apply a private company discount based on our current borrower profile. These estimates may change in future periods based on available future macro-economic data and might result in a material change in our future estimates of expected credit losses for our loan portfolio.

Regarding real estate collateral, we generally cannot take the position of mortgagee-in-possession as long as the property is used by a cannabis operator, but we can request that the court appoint a receiver to manage and operate the subject real property until the foreclosure proceedings are completed. Additionally, while we cannot foreclose under state Uniform Commercial Code (“UCC”) and take title or sell equity in a licensed cannabis business, a potential purchaser of a delinquent or defaulted loan could.

In order to estimate the future expected loan losses relevant to our portfolio, we utilize historical market loan loss data obtained from a third-party database for commercial real estate loans, which we believe is a reasonably comparable and available data set to use as an input for our type of loans. We expect this dataset to be representative for future credit losses whilst considering that the cannabis industry is maturing, and consumer adoption, demand for production, and retail capacity are increasing akin to commercial real estate over time. For periods beyond the reasonable and supportable forecast period, we revert back to historical loss data.

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

Risk Ratings

We assess the risk factors of each loan, and assign a risk rating based on a variety of factors, including, without limitation, payment history, real estate collateral coverage, property type, geographic and local market dynamics, financial performance, enterprise value of the portfolio company, loan structure and exit strategy, and project sponsorship. This review is performed quarterly. Based on a 5-point scale, our loans are rated “1” through “5,” from less risk to greater risk, which ratings are defined as follows:

Rating	Definition
1	Very low risk
2	Low risk
3	Moderate/average risk
4	High risk/potential for loss: a loan that has a risk of realizing a principal loss
5	Impaired/loss likely: a loan that has a high risk of realizing principal loss, has incurred principal loss or an impairment has been recorded

The risk ratings are primarily based on historical data and current conditions specific to each portfolio company, as well as consideration of future economic conditions and each borrower’s estimated ability to meet debt service requirements. The declines in risk ratings shown in the following table from December 31, 2021 to June 30, 2022, are not due to any borrower specific credit issues relating to the borrowers, but rather, is primarily due to our quarterly re-evaluation of overall current macroeconomic conditions affecting our borrowers. This decline in risk ratings did not have a significant effect on the level of the current expected credit loss reserve because the loans continue to perform as agreed and the fair value of the underlying collateral exceeds the amount outstanding.

As of June 30, 2022 and December 31, 2021, the carrying value, excluding the CECL Reserve, of the Company’s loans within each risk rating by year of origination is as follows:

	As of June 30, 2022[1]
Risk Rating	2022	2021	2020	2019	Total
1	-	34,546,303	29,596,545	-	64,142,848
2	87,808,199	82,382,609	6,694,554	-	176,885,362
3	29,847,983	54,325,793	-	-	84,173,776
4	-	5,000,000	-	-	5,000,000
5	-	-	-	-	-
Total	117,656,182	176,254,705	36,291,099	-	330,201,986

(1)	Amounts are presented by loan origination year with subsequent advances shown in the original year of origination.

	As of December 31, 2021
Risk Rating	2021	2020	2019	Total
1	$135,076,307	$32,242,114	$590,384	$167,908,805
2	29,075,761	-	-	29,075,761
3	-	-	-	-
4	-	-	-	-
5	-	-	-	-
Total	164,152,068	32,242,114	590,384	196,984,566

Non-GAAP Measures and Key Financial Measures and Indicators

As a commercial real estate finance company, we believe the key financial measures and indicators for our business are Distributable Earnings, Adjusted Distributable Earnings, book value per share and dividends declared per share.

Distributable Earnings and Adjusted Distributable Earnings

In addition to using certain financial metrics prepared in accordance with GAAP to evaluate our performance, we also use Distributable Earnings and Adjusted Distributable Earnings to evaluate our performance. Each of Distributable Earnings and Adjusted Distributable Earnings is a measure that is not prepared in accordance with GAAP. We define Distributable Earnings as, for a specified period, the net income (loss) computed in accordance with GAAP, excluding (i) non-cash equity compensation expense, (ii) depreciation and amortization, (iii) any unrealized gains, losses or other non-cash items recorded in net income (loss) for the period; provided that Distributable Earnings does not exclude, in the case of investments with a deferred interest feature (such as OID, debt instruments with PIK interest and zero coupon securities), accrued income that we have not yet received in cash, (iv) provision for current expected credit losses and (v) one-time events pursuant to changes in GAAP and certain non-cash charges, in each case after discussions between our Manager and our independent directors and after approval by a majority of such independent directors. We define Adjusted Distributable Earnings, for a specified period, as Distributable Earnings excluding certain non-recurring organizational expenses (such as one-time expenses related to our formation and start-up).

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

The following table provides a reconciliation of GAAP net income to Distributable Earnings and Adjusted Distributable Earnings (in thousands, except per share data):

	For the three months ended June 30, 2022	For the three months ended June 30, 2021	For the six months ended June 30, 2022	Period from March 30, 2021 (inception) to June 30, 2021
Net Income	$7,463,839	$1,068,551	$15,267,791	$1,068,551
Adjustments to net income
Non-cash equity compensation expense	122,525	-	243,465	-
Depreciation and amortization	168,826	16,712	241,095	16,712
Provision for current expected credit losses	1,045,665	-	1,097,008	-
Distributable Earnings	$8,800,855	$1,085,263	$16,849,359	$1,085,263
Adjustments to Distributable Earnings	-	-	-	-
Adjusted Distributable Earnings	8,800,855	1,085,263	16,849,359	1,085,263
Basic weighted average shares of common stock outstanding (in shares)	17,657,913	2,407,329	17,649,548	2,355,559
Adjusted Distributable Earnings per Weighted Average Share	$0.50	$0.45	$0.95	$0.46
Diluted weighted average shares of common stock outstanding (in shares)	17,752,413	2,407,329	17,745,234	2,355,559
Adjusted Distributable Earnings per Weighted Average Share	$0.50	$0.45	$0.95	$0.46

Book Value Per Share

The book value per share of our common stock as of June 30, 2022 and December 31, 2021 was approximately $15.13.

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

Our primary sources of cash generally consist of unused borrowing capacity under our financing sources, the net proceeds of future offerings of equity or debt securities, payments of principal and interest we receive on our portfolio of assets and cash generated from our operating results. We expect that our primary sources of financing will be, to the extent available to us, through (a) credit facilities and (b) public and private offerings of our equity and debt securities. In the future, we may utilize other sources of financing to the extent available to us. As the cannabis industry continues to evolve and to the extent that additional states legalize cannabis, the demand for capital continues to increase as operators seek to enter and build out new markets. We expect the principal amount of the loans we originate to increase and that we will need to raise additional equity and/or debt financing to increase our liquidity in the near future.

As of June 30, 2022 and December 31, 2021, all of our cash was unrestricted and totaled approximately $6.6 million and $80.2 million, respectively. We believe that our cash on hand, capacity available under our Revolving Loan and cash flows from operations for the next twelve months will be sufficient to satisfy the operating requirements of our business through at least the next twelve months. The sources of financing for our target investments are described below.

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

On May 12, 2022, we amended the Revolving Loan (the “Second Amendment”) which provides for an increase in the aggregate commitment from $45 million to $65 million. No other material terms of the Revolving Loan were modified as a result of the execution of the Second Amendment. As of June 30, 2022 and December 31, 2021, unamortized debt issuance costs related to the Revolving Loan and First and Second Amendments of $804,188 and $868,022, respectively, are recorded in other receivables and assets, net on the consolidated balance sheets.

The Revolving Loan incurs unused fees at a rate of 0.25% per annum. During the six month period ended June 30, 2022, we incurred zero unused fees as these fees do not begin until June 2022 in connection with the Second Amendment. For the period from January 1, 2022 to June 30, 2022, we borrowed $45.0 million against the Revolving Loan and incurred $276,563 in interest expense for the period then ended. In the future, we may use certain sources of financing to fund the origination or acquisition of our target investments, including credit facilities and other secured and unsecured forms of borrowing. These financings may be collateralized or non-collateralized and may involve one or more lenders. We expect that these facilities will typically have maturities ranging from two to five years and may accrue interest at either fixed or floating rates.

The First Amendment and the Second Amendment provide for certain affirmative covenants, including requiring us to deliver financial information and any notices of default, and conducting business in the normal course. Additionally, the Company must comply with certain financial covenants including: (1) maximum capital expenditures of $150,000, (2) maintaining a debt service coverage ratio greater than 1.35 to 1, and (3) maintaining a leverage ratio less than 1.50 to 1. To the best of our knowledge, as of June 30, 2022, we were in compliance in all material respects with the covenants with respect to the Revolving Loan.

During the period ended June 30, 2022 we borrowed $45.0 million against the Revolving Loan and had $45.0 million outstanding at June 30, 2022. For the period ended December 31, 2021 we did not borrow against the Revolving Loan and therefore had $0 outstanding under the Revolving Loan as of such date.

Capital Markets

We may seek to raise further equity capital and issue debt securities in order to fund our future investments in loans.

Cash Flows

The following table sets forth changes in cash for the six months ended June 30, 2022 and the period March 30, 2021 (inception) to June 30, 2021, respectively:

	For the six months ended June 30, 2022	Period from March 30, 2021 (inception) to June 30, 2021
Net income	$15,267,791	$1,068,551
Adjustments to reconcile net income to net cash provided by (used in) operating activities and changes in operating assets and liabilities	(7,893,109)	386,544
Net cash provided by operating activities	7,374,682	1,455,095
Net cash used in investing activities	(118,729,079)	(31,970,833)
Net cash provided by financing activities	37,728,967	31,359,323
Change in cash	$(73,625,430)	$843,585

Net Cash Provided by Operating Activities

For the six months ended June 30, 2022, net cash provided by operating activities totaled approximately $7.4 million. For the six months ended June 30, 2022, adjustments to net income related to operating activities primarily included accretion of deferred loan original issue discount and other discounts of approximately $1.4 million, PIK interest of approximately $2.4 million, provision for current expected credit losses of approximately $1.1 million, amortization of deferred financing costs relating to the revolving credit facility of $241,095, and stock-based compensation expense of $243,465. Additionally, other changes in operating assets and liabilities were approximately $5.7 million, of which approximately $6.2 million is attributable to interest reserves disbursed offset by a related party payable of $739,950 and a $342,438 increase in management fee payable. In the comparable prior year period, the company commenced operations on March 30, 2021, and therefore did not have comparable operating activity.

Net Cash Used in Investing Activities

For the six months ended June 30, 2022, net cash used in investing activities totaled approximately $118.7 million. The net cash used in investing activities was primarily a result of the cash used for the origination and funding of loans held for investment of approximately $125.4 million, exceeding the cash received from principal repayment of loans held for investment of approximately $6.7 million for the period of January 1, 2022 through June 30, 2022. In the comparable prior year period, the company commenced operations on March 30, 2021, and therefore did not have comparable investing activity.

Net Cash Provided by Financing Activities

For the six months ended June 30, 2022, net cash provided by financing activities totaled approximately $37.7 million and related to drawdowns on the revolving credit facility of $45.0 million, approximately $4.5 million in proceeds received from the underwriters’ partial exercise of their over-allotment option, less approximately $11.6 million in dividends paid and offering costs relating to our initial public offering of approximately $24,000 and $177,261 in debt issuance costs paid.

During the period from March 30, 2021 (inception) through June 30, 2021, we received $31,359,323 in cash from financing activities related to proceeds received from the issuance of shares of our common stock.

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

Accounting Policies and Estimates

As of June 30, 2022, there were no significant changes in the application of our accounting policies or estimates from those presented in our annual report on Form 10-K. Refer to Note 2 to our consolidated financial statements for the six months ended June 30, 2022, titled “Significant Accounting Policies” for information on recent accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks in the ordinary course of our business. These risks primarily relate to fluctuations in interest rates. Our loans are typically valued using a yield analysis, which is typically performed for non-credit impaired loans to borrowers. Changes in market yields may change the fair value of certain of our loans. Generally, an increase in market yields may result in a decrease in the fair value of certain of our loans, however this is mitigated to the extent our loans bear interest at a floating rate. As of June 30, 2022, we had 13 floating-rate loans, representing approximately 59.8% of our loan portfolio based on aggregate outstanding principal balances, most of which are subject to a prime rate floor. We estimate that a hypothetical 100 basis points increase in the prime rate would result in an increase in annual interest income of approximately $1.0 million and a 100 basis points decrease in prime rate would result in a decrease in annual interest income of approximately $1.0 million. Our loans generally have a prime rate floor of 3.25%.

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

These factors could lower our net interest income or cause a net loss during periods of rising interest rates, which would harm our financial condition, cash flows and results of operations. As of June 30, 2022, all of our floating rate loans have interest rate floors, and none of our loans are subject to interest rate caps.

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

Changes in Fair Value of Our Assets

We generally hold our target investments as long-term loans; however, we may occasionally classify some of our loans as held for sale. We may carry our loans at fair value or carrying value in our balance sheet. As of June 30, 2022 and December 31, 2021, none of our loans held for investment were carried at fair value.

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

While we believe the principal amounts of our loans are generally adequately protected by underlying collateral value, there is a risk that we will not realize the entire principal value of certain loans, particularly those not fully collateralized by real estate. In order to mitigate that risk, our loans are generally collateralized by other assets, such as equipment, receivables, licenses or other assets of the borrowers to the extent permitted by applicable laws and regulations. In addition, we seek to impose strict loan covenants and seek personal or corporate guarantees for additional protection. As of June 30, 2022, 94% of our portfolio is fully secured by real estate and 6% has limited or no real estate collateral. Our portfolio on average had real estate collateral coverage of 1.9x as of June 30, 2022, and all of our loans are secured by equity pledges of the borrower and all asset liens.

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

Our loan portfolio as of June 30, 2022 and December 31, 2021, was concentrated with the top three borrowers representing approximately 29.6% and 34.6% of the funded principal and approximately 27.4% and 31.9% of the total commitments to borrowers, respectively. The largest loan represented approximately 10.9% and 15.0% of the funded principal and approximately 10.1% and 12.8% of the total commitments as of June 30, 2022 and December 31, 2021, respectively.

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

In connection with the preparation of this quarterly report on Form 10-Q, our management, including the CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2022. Based on that evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of June 30, 2022 because of the material weaknesses in our internal control over financial reporting that were previously reported in our Annual Report on Form 10-K for the year ended December 31, 2021 (the “2021 10-K”). Such material weakness relates to inadequate design and implementation of information technology general controls that prevent the information systems from providing appropriate segregation of duties, and delivery of complete and accurate information consistent with financial reporting objectives and current needs. Additionally, as previously reported in the 2021 10-K, a control deficiency in our internal control over financial reporting was identified which constitutes a material weakness relating to inadequate design and implementation of controls relating to the development of our allowance for current expected credit losses.

We have taken certain measures to remediate the material weakness related to information technology general controls described above, including hiring additional personnel and designing and implementing formal user access controls and information technology systems conducive to a more robust control environment. We have begun to take certain measures to remediate the material weakness related to the Company’s development of its allowance for credit losses, including designing and implementing formal procedures and controls, such as controls over the preparation and review of risk ratings and the estimation of enterprise value of our borrowers as well as over the preparation and review over the development of reasonable and supportable forecasts of the performance of its loans. We are in the process of implementing additional measures designed to enable us to meet the requirements of being a public company, improve our internal control over financial reporting and remediate the control deficiencies that led to the material weaknesses, including hiring additional information technology, finance and accounting personnel, evaluating our financial and information technology control environment, including engaging a third party vendor to implement a new ERP system with capabilities better suited to support us as a public company, and augmenting our internal controls with new accounting policies and procedures, and designing and implementing both business process controls and information technology general controls.

While we believe that the efforts taken to date have improved the effectiveness of our internal control over financial reporting, additional remediation efforts are ongoing and will require additional time before management is able to conclude that the design is effective to address the risks of material misstatement and that such controls are operating effectively through testing of such controls. We may conclude that additional measures are necessary to remediate the material weaknesses in our internal control over financial reporting, which may necessitate additional evaluation and implementation time.

Notwithstanding the material weaknesses, the Company has concluded that the consolidated financial statements included in this report present fairly, in all material respects, the financial position of the Company as of June 30, 2022, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2022 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

Recent macroeconomic trends, including inflation and rising interest rates, may adversely affect our business, financial condition and results of operations.

During the six months ended June 30, 2022, inflation in the United States has accelerated and is currently expected to continue at an elevated level in the near-term. Rising inflation could have an adverse impact on any variable rate debt we may incur in the future, and our general and administrative expenses, as these costs could increase at a rate higher than our interest income and other revenue. The Federal Reserve has recently started raising interest rates to combat inflation and restore price stability and it is expected that rates will continue to rise throughout the remainder of 2022. To the extent our borrowing costs increase faster than the interest income earned from our floating-rate loans, such increases may adversely affect our cash flows.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

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

CHICAGO ATLANTIC REAL ESTATE FINANCE, INC.

Dated: August 9, 2022	By:	/s/ Anthony Cappell
Anthony Cappell
Chief Executive Officer
(Principal Executive Officer)

Dated: August 9, 2022	By:	/s/ Lindsay Menze
Lindsay Menze
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)