Form 10-Q
period 2022-09-30
Chicago Atlantic Real Estate Finance, Inc.
filed 2022-11-09
CIK 1867949

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 7, 2022
Common stock, $0.01 par value	17,657,913

CHICAGO ATLANTIC REAL ESTATE FINANCE, INC.

TABLE OF CONTENTS

INDEX

Part I.	Financial Information	1
Item 1.	Financial Statements	1
	Consolidated Balance Sheets as of September 30, 2022 (unaudited) and December 31, 2021	1
	Consolidated Statements of Income for the three and nine months ended September 30, 2022 (unaudited) and for the three months ended September 30, 2021 (unaudited) and the period from March 30, 2021 (inception) to September 30, 2021 (unaudited)	2
	Consolidated Statements of Equity for the three and nine months ended September 30, 2022 (unaudited) and for the three months ended September 30, 2021 (unaudited) and the period from March 30, 2021 (inception) to September 30, 2021 (unaudited)	3
	Consolidated Statements of Cash Flows for the nine months ended September 30, 2022 (unaudited) and for the period from March 30, 2021 (inception) to September 30, 2021 (unaudited)	4
	Notes to Consolidated Financial Statements (unaudited)	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	34
Item 4.	Controls and Procedures	38
Part II.	Other Information	39
Item 1.	Legal Proceedings	39
Item 1A.	Risk Factors	39
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	39
Item 3.	Defaults Upon Senior Securities	39
Item 4.	Mine Safety Disclosures	39
Item 5.	Other Information	39
Item 6.	Exhibits	39

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CHICAGO ATLANTIC REAL ESTATE FINANCE, INC.

CONSOLIDATED BALANCE SHEETS

	September 30, 2022	December 31, 2021
Assets	(unaudited)
Loans held for investment	$331,075,547	$196,984,566
Current expected credit loss reserve	(1,497,933)	(134,542)
Loans held for investment at carrying value, net	329,577,614	196,850,024
Cash	9,331,530	80,248,526
Interest receivable	727,279	197,735
Other receivables and assets, net	844,486	874,170
Total Assets	$340,480,909	$278,170,455

Liabilities
Revolving Loan	$53,000,000	$-
Dividend payable	8,435,222	4,537,924
Interest reserve	5,625,979	6,636,553
Management and incentive fees payable	1,347,421	802,294
Related party payable	1,203,030	1,902,829
Accounts payable and other liabilities	716,463	212,887
Total Liabilities	70,328,115	14,092,487
Commitments and contingencies (Note 8)

Stockholders’ equity
Common stock, par value $0.01 per share, 100,000,000 shares authorized at September 30, 2022 and December 31, 2021, respectively, and 17,742,915 and 17,453,553 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	176,579	173,551
Additional paid-in-capital	268,888,861	264,081,977
Accumulated earnings (deficit)	1,087,354	(177,560)
Total stockholders’ equity	270,152,794	264,077,968

Total liabilities and stockholders’ equity	$340,480,909	$278,170,455

The accompanying notes are an integral part of these consolidated financial statements.

CHICAGO ATLANTIC REAL ESTATE FINANCE, INC.

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	For the three months ended	For the three months ended	For the nine months ended	Period from March 30, 2021 (inception) to
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Revenues
Interest income	$13,795,097	$4,141,323	$35,478,178	$5,295,812
Interest expense	(861,348)	(25,206)	(1,383,172)	(41,918)
Net interest income	12,933,749	4,116,117	34,095,006	5,253,894

Expenses
Management and incentive fees, net	1,347,421	-	3,266,487	-
General and administrative expense	1,076,798	13,531	2,410,151	13,531
Organizational expense	-	35,065	-	104,291
Provision for current expected credit losses	306,885	-	1,403,892	-
Professional fees	348,785	-	1,649,360	-
Stock based compensation	84,891	-	328,356	-
Total expenses	3,164,780	48,596	9,058,246	117,822

Net Income before income taxes	9,768,969	4,067,521	25,036,760	5,136,072
Income tax expense	-	-	-	-
Net Income	$9,768,969	$4,067,521	$25,036,760	$5,136,072

Earnings per common share:
Basic earnings per common share (in dollars per share)	$0.55	$0.83	$1.42	$1.40
Diluted earnings per common share (in dollars per share)	$0.55	$0.83	$1.41	$1.40

Weighted average number of common shares outstanding:
Basic weighted average shares of common stock outstanding (in shares)	17,657,913	4,895,694	17,652,367	3,658,310
Diluted weighted average shares of common stock outstanding (in shares)	17,752,290	4,895,694	17,747,612	3,658,310

The accompanying notes are an integral part of these consolidated financial statements.

CHICAGO ATLANTIC REAL ESTATE FINANCE, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(UNAUDITED)

	Common Stock		Additional Paid-	Accumulated	Total Stockholders’
	Shares	Amount	In-Capital	Earnings	Equity
Balance at March 30, 2021 (inception)	-	$-	$-	$-	$-
Issuance of common stock in connection with sale of unregistered equity securities	6,427	64	99,936	-	100,000
Balance at March 31, 2021	6,427	$64	$99,936	$-	$100,000
Issuance of common stock in connection with sale of unregistered equity securities	3,618,401	36,184	56,263,560	-	56,299,744
Dividends declared on common shares	-	-	-	(1,068,551)	(1,068,551)
Net income	-	-	-	1,068,551	1,068,551
Balance at June 30, 2021	3,624,828	$36,248	$56,363,496	$-	$56,399,744
Issuance of common stock in connection with sale of unregistered equity securities	4,415,594	44,156	68,179,213	-	68,223,369
Net income	-	-	-	4,067,521	4,067,521
Balance at September 30, 2021	8,040,422	$80,404	$124,542,709	$4,067,521	$128,690,634

Balance at January 1, 2022	17,453,553	$173,551	$264,081,977	$(177,560)	$264,077,968
Issuance of common stock in connection with initial public offering and concurrent private placement, net of offering costs, underwriting discounts and commissions	302,800	3,028	4,478,528	-	4,481,556
Stock-based compensation	(3,750)	-	120,940	975	121,915
Dividends declared on common shares ($0.40 per share)	-	-	-	(7,100,875)	(7,100,875)
Net income	-	-	-	7,803,952	7,803,952
Balance at March 31, 2022	17,752,603	$176,579	$268,681,445	$526,492	$269,384,516
Stock-based compensation	(313)	-	122,525	207	122,732
Dividends declared on common shares ($0.47 per share)	-	-	-	(8,343,576)	(8,343,576)
Net income	-	-	-	7,463,839	7,463,839
Balance at June 30, 2022	17,752,290	$176,579	$268,803,970	$(353,038)	$268,627,511
Stock-based compensation	(9,375)	-	84,891	10,593	95,484
Dividends declared on common shares ($0.47 per share)	-	-	-	(8,339,170)	(8,339,170)
Net income	-	-	-	9,768,969	9,768,969
Balance at September 30, 2022	17,742,915	$176,579	$268,888,861	$1,087,354	$270,152,794

The accompanying notes are an integral part of these consolidated financial statements.

CHICAGO ATLANTIC REAL ESTATE FINANCE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the nine months ended September 30, 2022	Period from March 30, 2021 (inception) to September 30, 2021
	(unaudited)	(unaudited)

Operating activities
Net income	$25,036,760	$5,136,072

Adjustments to reconcile net income to net cash provided by operating activities:
Accretion of deferred loan origination fees and other discounts	(2,139,972)	(276,838)
Payment-in-kind interest	(4,096,721)	(278,079)
Provision for current expected credit losses	1,403,892	-
Amortization of deferred debt issuance costs	379,644	41,918
Stock based compensation	328,356	-

Changes in operating assets and liabilities:
Interest receivable	(529,544)	(517,026)
Other assets	-	(84,384)
Other receivables	(172,699)	(13,868)
Interest reserve	(9,940,290)	6,590,885
Escrow payable	-	800,000
Related party payable	1,100,201	683,842
Management fee payable	545,127	-
Accounts payable and accrued expenses	463,075	159,047
Net cash provided by operating activities	12,377,829	12,241,569

Cash flows from investing activities
Issuance of and fundings of loans held for investment	(134,314,003)	(104,174,344)
Proceeds from sale of loan held for investment	6,696,777	-
Principal repayment of loans held for investment	6,892,654	9,582,613
Net cash used in investing activities	(120,724,572)	(94,591,731)

Cash flows from financing activities
Proceeds from sale of common stock	4,505,664	92,546,597
Proceeds from borrowings on revolving loan	53,000,000	-
Dividends paid	(19,874,715)	(1,068,551)
Payment of debt issuance costs	(177,261)	-
Payment of deferred offering costs	(23,941)	(485,978)
Net cash provided by financing activities	37,429,747	90,992,068

Change in cash	(70,916,996)	8,641,906
Cash, beginning of period	80,248,526	100,000
Cash, end of period	$9,331,530	$8,741,906

Supplemental disclosure of non-cash financing and investing activity
Loans acquired for issuance of shares of common stock	$-	$31,976,516
Interest reserve withheld from funding of loan	8,929,716	7,501,842
OID withheld from funding of loans	2,180,593	-
Dividends declared and not yet paid	8,409,628	-

Supplemental information:
Interest paid during the period	$646,278	$-
Income taxes paid during the period	-	-

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

The Company operates as one operating segment and its primary investment objective is to provide attractive, risk-adjusted returns for stockholders over time, primarily through consistent current income (dividends and distributions) and secondarily, through capital appreciation. The Company intends to achieve this objective by originating, structuring, and investing in first mortgage loans and alternative structured financings secured by commercial real estate properties. The Company’s loan portfolio is primarily comprised of senior loans to state-licensed operators in the cannabis industry, secured by real estate, equipment, receivables, licenses, and/or other assets of the borrowers to the extent permitted by applicable laws and regulations governing such borrowers.

The Company is externally managed by Chicago Atlantic REIT Manager, LLC (the “Manager”), a Delaware limited liability company, pursuant to the terms of the management agreement dated May 1, 2021, as amended in October 2021, which has a three-year initial term set to expire on April 30, 2024 (the “Management Agreement”), by and among the Company and the Manager. After the initial term, the management agreement is automatically renewed for one-year periods unless the Company or the Manager elects not to renew in accordance with the terms of the Management Agreement. The Manager conducts substantially all of the Company’s operations and provides asset management services for its real estate investments. For its services, the Manager is entitled to management fees and incentive compensation, both defined in and in accordance with the terms of the Management Agreement (Note 7). All of the Company’s investment decisions are made by the investment committee of the Manager, subject to oversight by the Company’s board of directors (the “Board”). The Manager is wholly-owned by Chicago Atlantic Group, LLC (the “Sponsor”).

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements and related notes of the Company have been prepared on the accrual basis of accounting and in conformity with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these financial statements may not contain all disclosures required by generally accepted accounting principles. Reference should be made to Note 2 of the Company’s Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the period ended December 31, 2021. In the opinion of the Company, all normal recurring adjustments have been made that are necessary to the fair statement of the results of operations and financial position as of and for the periods presented. Operating results for the three and nine-month periods ended September 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022.

Use of Estimates in the Preparation of Consolidated Financial Statements

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Actual results could differ from those estimates. Significant estimates include the provision for current expected credit losses.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation. Interest expense was previously presented as an operating expense and has been reclassified as a reduction to net revenue on the consolidated statements of income. General and administrative expense reimbursements due to the Manager, which were previously included in the line item management and incentive fees payable, have been reclassified into related party payable in the consolidated balance sheets. In addition, other receivables amounts have been reclassified to other receivables and assets, net in the consolidated balance sheets.

These reclassifications do not result in any changes to previously reported total assets and net income.

Investment Payable

Investment transactions are reported on a trade-date basis. Unsettled trades as of the balance sheet date, if any, are included in payable for investments purchased.

Recent Accounting Pronouncements

As of September 30, 2022, the Company is evaluating the potential impact of recently issued accounting pronouncements on its consolidated financial statements.

3. LOANS HELD FOR INVESTMENT, NET

As of September 30, 2022 and December 31, 2021, the Company’s portfolio was comprised of loans to 22 and 21 portfolio companies, respectively, that the Company has the ability and intends to hold the loans to maturity. The portfolio loans are held on the consolidated balance sheet at amortized cost. The Company’s aggregate loan commitments and outstanding principal were approximately $348.9 million and $334.5 million, respectively as of September 30, 2022, and $235.1 million and $200.6 million as of December 31, 2021. During the three and nine months ended September 30, 2022, the Company funded approximately $5.7 million and $143.6 million, respectively, in new loan principal.

As of September 30, 2022 and December 31, 2021, approximately 59.7% and 53.2%, respectively, of the Company’s portfolio was comprised of floating rate loans that pay interest at the prime rate plus an applicable margin, and were subject to prime rate floors. The outstanding principal of these loans was approximately $199.7 million and $106.7 million as of September 30, 2022 and December 31, 2021, respectively.

The remaining 40.3% and 46.8% of the portfolio as of September 30, 2022 and December 31, 2021, respectively, was comprised of fixed rate loans that had outstanding principal of approximately $134.8 million and $93.9 million.

The following tables summarize the Company’s loans held for investment as of September 30, 2022 and December 31, 2021:

		As of September 30, 2022		Weighted Average
	Outstanding Principal (1)	Original Issue Discount	Carrying Value (1)	Remaining Life (Years) (2)
Senior Term Loans	$334,502,935	$(3,427,388)	$331,075,547	2.1
Current expected credit loss reserve	-	-	(1,497,933)
Total loans held at carrying value, net	$334,502,935	$(3,427,388)	$329,577,614

		As of December 31, 2021		Weighted Average
	Outstanding Principal (1)	Original Issue Discount	Carrying Value (1)	Remaining Life (Years) (2)
Senior Term Loans	$200,632,056	$(3,647,490)	$196,984,566	2.2
Current expected credit loss reserve	-	-	(134,542)
Total loans held at carrying value, net	$200,632,056	$(3,647,490)	$196,850,024

(1)

The difference between the Carrying Value and the Outstanding Principal amount of the loans consists of unaccreted original issue discount, deferred loan fees and other upfront fees. Outstanding principal balance includes capitalized PIK interest, if applicable.

(2)	Weighted average remaining life is calculated based on the carrying value of the loans as of September 30, 2022 and December 31, 2021, respectively.

The following tables present changes in loans held at carrying value as of and for the nine months ended September 30, 2022 and the period from March 30, 2021 (inception) to September 30, 2021.

	Principal (1)	Original Issue Discount	Current Expected Credit Loss Reserve	Carrying Value (1)
Balance at December 31, 2021	$200,632,056	$(3,647,490)	$(134,542)	$196,850,024
Issuance of and funding of loans	143,624,312	(2,180,593)	-	141,443,719
Principal repayment of loans	(6,892,654)	-	-	(6,892,654)
Accretion of original issue discount	-	2,139,972	-	2,139,972
Proceeds from sale of loans	(6,957,500)	260,723	-	(6,696,777)
PIK Interest	4,096,721	-	-	4,096,721
Current expected credit loss reserve	-	-	(1,363,391)	(1,363,391)
Balance at September 30, 2022	$334,502,935	$(3,427,388)	$(1,497,933)	$329,577,614

(1)

The difference between the Carrying Value and the Outstanding Principal amount of the loans consists of unaccreted original issue discount, deferred loan fees and other upfront fees. Outstanding principal balance includes capitalized PIK interest, if applicable.

	Principal (1)	Original Issue Discount	Current Expected Credit Loss Reserve	Carrying Value (1)
Balance at March 30, 2021 (inception)	$-	$-	$-	$-
Loans contributed	32,589,907	(613,391)	-	31,976,516
New fundings	105,952,844	(1,778,500)	-	104,174,344
Principal repayment of loans	(9,582,613)	-	-	(9,582,613)
Accretion of original issue discount	-	276,838	-	276,838
Sale of loans	-	-	-	-
PIK Interest	278,079	-	-	278,079
Balance at September 30, 2021	$129,238,217	$(2,115,053)	$-	$127,123,164

(1)

The difference between the Carrying Value and the Outstanding Principal amount of the loans consists of unaccreted original issue discount, deferred loan fees and other upfront fees. Outstanding principal balance includes capitalized PIK interest, if applicable.

A more detailed listing of the Company’s loans held at carrying value based on information available as of September 30, 2022, is as follows:

Loan	Location	Outstanding Principal(1)	Original Issue Premium/ (Discount)	Carrying Value(1)	Contractual Interest Rate(4)	Maturity Date(2)	Payment Terms(3)	Initial Funding Date
1	Various(6)	30,000,000	(287,746)	29,712,254	10.07%(7)	5/30/2023	I/O	7/2/2020
2	Michigan	36,646,551	(182,125)	36,464,426	P + 6.65%(5)(11) Cash, 3.25% PIK	12/31/2024	P&I	3/5/2021
3	Various(6)	20,673,831	(444,457)	20,229,374	13.91% Cash, 2.59% PIK(10)	11/29/2024	P&I	3/25/2021
4	Arizona	11,909,539	-	11,909,539	19.01%(8)	12/31/2023	P&I	4/19/2021
5	Massachusetts	1,500,000	-	1,500,000	P + 12.25%(5)	4/30/2023	P&I	4/19/2021
6	Pennsylvania	13,263,665	-	13,263,665	P + 10.75%(5) Cash, 4% PIK(9)	5/31/2025	P&I	5/28/2021
7	Michigan	4,443,750	(5,558)	4,438,192	P + 9.00%(5)	2/20/2024	P&I	8/20/2021
8	Various(6)	23,168,151	(242,929)	22,925,222	13% Cash, 2.5% PIK	6/30/2025	P&I	8/24/2021
9	West Virginia	9,554,960	(121,586)	9,433,374	P + 9.25%(5) Cash, 2% PIK	9/1/2024	P&I	9/1/2021
10	Pennsylvania	15,536,102	-	15,536,102	P + 10.75%(5) Cash, 3% PIK	6/30/2024	P&I	9/3/2021
11	Michigan	313,607	-	313,607	11.00%	9/30/2024	P&I	9/20/2021
12	Maryland	32,479,495	(714,967)	31,764,528	P + 8.75%(5) Cash, 2% PIK	9/30/2024	I/O	9/30/2021
13	Various(6)	20,000,000	(210,110)	19,789,890	13.00%	10/31/2024	P&I	11/8/2021
14	Michigan	10,600,000	(22,487)	10,577,513	P + 7.00%(5)	11/22/2022	I/O	11/22/2021
15	Various(6)	5,000,000	-	5,000,000	15% Cash, 2.5% PIK	12/27/2026	P&I	12/27/2021
16	Michigan	3,739,861	(56,096)	3,683,765	10.50% Cash, 5% PIK	12/29/2023	I/O	12/29/2021
17	Various(6)	7,500,000	(56,267)	7,443,733	P + 9.25%(5)	12/31/2024	I/O	12/30/2021
18	Florida	15,000,000	(293,989)	14,706,011	11.00%	1/31/2025	P&I	1/18/2022
19	Ohio	30,602,729	(472,079)	30,130,650	P + 8.25%(5) Cash, 3% PIK	2/28/2025	P&I	2/3/2022
20	Florida	20,327,703	(84,518)	20,243,185	11.00% Cash, 3% PIK	8/29/2025	P&I	3/11/2022
21	Missouri	17,204,978	(148,084)	17,056,894	11.00% Cash, 3% PIK	5/30/2025	P&I	5/9/2022
22	Illinois	5,038,013	(84,390)	4,953,623	P + 8.50% Cash, 3%(5) PIK	6/30/2026	P&I	7/1/2022

Current expected credit loss reserve		-	-	(1,497,933)
Total loans held at carrying value		$334,502,935	$(3,427,388)	$329,577,614

(1)	The difference between the Carrying Value and the Outstanding Principal amount of the loans consists of unaccreted original issue discounts, deferred loan fees and other upfront fees. Outstanding principal balance includes capitalized PIK interest, if applicable.
(2)

Certain loans are subject to contractual extension options and may be subject to performance based on other conditions as stipulated in the loan agreement. Actual maturities may differ from contractual maturities stated herein as certain borrowers may have the right to prepay with or without a contractual prepayment penalty. The Company may also extend contractual maturities and amend other terms of the loans in connection with loan modifications.

(3)	P&I = principal and interest. I/O = interest only. P&I loans may include interest only periods for a portion of the loan term.
(4)	P = prime rate and depicts floating rate loans that pay interest at the prime rate plus a specific percentage; “PIK” = paid in kind interest.
(5)	This Loan is subject to prime rate floor.
(6)	Loans with material collateral in multiple jurisdictions, namely multi-state operators, are disclosed as “various.”
(7)

The aggregate loan commitment to Loan #1 includes a $4.005 million initial advance, which has an interest rate of 15.25%, a second advance of $15.995 million, which has an interest rate of 9.75%, and a third advance of $10.0 million, which has an interest rate of 8.50%. The statistics presented reflect the weighted average of the terms under all three advances for the total aggregate loan commitment.

(8)	The aggregate loan commitment to Loan #4 includes a $10.0 million initial advance, which has a base interest rate of 15.00%, and a second advance of $2.0 million, which has an interest rate of 39%. The statistics presented reflect the weighted average of the terms under both advances for the total aggregate loan commitment.
(9)	Subject to adjustment not below 2% if borrower receives at least two consecutive quarters of positive cash flow after the closing date.
(10)	The aggregate loan commitment to Loan #3 includes a $15.9 million initial advance, which has a base interest rate of 13.625%, 2.75% PIK and a second advance of $4.2 million, which has an interest rate of 15.00%, 2.00% PIK. The statistics presented reflect the weighted average of the terms under both advances for the total aggregate loan commitment.
(11)	This Loan is subject to an interest rate cap.

As of September 30, 2022, all loans are current and none have been placed on non-accrual status. These loans are generally held for investment and are substantially secured by real estate, equipment, licenses and other assets of the borrowers to the extent permitted by the applicable laws and the regulations governing such borrowers. The aggregate fair value of the Company’s loan portfolio was $328,984,374 and $197,901,779, with gross unrecognized holding losses of $2,091,173 and unrecognized holding gains of $917,213 as of September 30, 2022 and December 31, 2021, respectively. The fair values, which are classified as Level 3 in the fair value hierarchy, are estimated using discounted cash flow models based on current market inputs for similar types of arrangements. The primary sensitivity in these models is based on the selection of appropriate discount rates. Fluctuations in these assumptions could result in different estimates of fair value. As of September 30, 2022, the Company calculated the estimated fair value of the loans held for investment using unobservable inputs such as discount rates ranging from 11.36% to 24.79% with a weighted average discount rate of 17.54%.

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

The risk ratings are primarily based on historical data and current conditions specific to each portfolio company, as well as consideration of future economic conditions and each borrower’s estimated ability to meet debt service requirements. The declines in risk ratings shown in the following table from December 31, 2021 to September 30, 2022 are not due to any borrower specific credit issues relating to the borrowers, but rather, are primarily due to the Company’s quarterly re-evaluation of overall current macroeconomic conditions affecting its borrowers. This decline in risk ratings did not have a significant effect on the level of the current expected credit loss reserve because the loans continued to perform as expected, and the fair value of the underlying collateral exceeded the amounts outstanding under the loans.

As of September 30, 2022 and December 31, 2021, the carrying value, excluding the current expected credit loss reserve (the “CECL Reserve”), of the Company’s loans within each risk rating category by year of origination is as follows:

	As of September 30, 2022					As of December 31, 2021
Risk Rating	2022	2021	2020	2019	Total	2021	2020	2019	Total
1	$-	$20,542,981	$29,712,254	$-	$50,255,235	$135,076,307	$32,242,114	$590,384	$167,908,805
2	93,424,139	79,819,303	-	-	173,243,442	29,075,761	-	-	29,075,761
3	30,130,650	77,446,220	-	-	107,576,870	-	-	-	-
4	-	-	-	-	-	-	-	-	-
5	-	-	-	-	-	-	-	-	-
Total	$123,554,789	$177,808,504	$29,712,254	$-	$331,075,547	$164,152,068	$32,242,114	$590,384	$196,984,566

(1)	Amounts are presented by loan origination year with subsequent advances shown in the original year of origination.

Real estate collateral coverage is also a significant credit quality indicator, and real estate collateral coverage, excluding the CECL Reserve, was as follows as of September 30, 2022 and December 31, 2021:

As of September 30, 2022 Real Estate Collateral Coverage
	< 1.0x	1.0x - 1.25x	1.25x - 1.5x	1.50x - 1.75x	1.75x - 2.0x	> 2.0x	Total
Fixed-rate	$5,000,000	$-	$20,243,185	$17,056,894	$-	$91,130,749	$133,430,828
Floating-rate	8,943,733	97,660,654	-	31,920,426	13,263,665	45,856,241	197,644,719
	$13,943,733	$97,660,654	$20,243,185	$48,977,320	$13,263,665	$136,986,990	$331,075,547

As of December 31, 2021 Real Estate Collateral Coverage
	< 1.0	1.0 - 1.25	1.25 - 1.5	1.50 - 1.75	1.75 - 2.0	> 2.0	Total
Fixed-rate	$7,017,793	$-	$35,836,099	$3,086,298	$-	$45,373,778	$91,313,968
Floating-rate	8,925,068	18,022,518	-	30,029,953	32,377,087	16,315,972	105,670,598
	$15,942,861	$18,022,518	$35,836,099	$33,116,251	$32,377,087	$61,689,750	$196,984,566

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

ASC 326 requires an entity to consider historical loss experience, current conditions, and a reasonable and supportable forecast of the macroeconomic environment. The Company considers multiple datapoints and methodologies that may include likelihood of default and expected loss given default for each individual loan, valuations derived from discount cash flows (“DCF”), and other inputs including the risk rating of the loan, how recently the loan was originated compared to the measurement date, and expected prepayment, if applicable. The measurement of expected credit losses under CECL is applicable to financial assets measured at amortized cost, and off-balance sheet credit exposures such as unfunded loan commitments.

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

Estimating the CECL Reserve also requires significant judgment with respect to various factors, including (i) the appropriate historical loan loss reference data, (ii) the expected timing of loan repayments, (iii) calibration of the likelihood of default to reflect the risk characteristics of the Company’s loan portfolio, and (iv) the Company’s current and future view of the macroeconomic environment. From time to time, the Company may consider loan-specific qualitative factors on certain loans to estimate its CECL Reserve, which may include (i) whether cash from the borrower’s operations is sufficient to cover the debt service requirements currently and into the future, (ii) the ability of the borrower to refinance the loan, and (iii) the liquidation value of collateral. For loans where we have deemed the borrower/sponsor to be experiencing financial difficulty, we may elect to apply a practical expedient, in which the fair value of the underlying collateral is compared to the amortized cost of the loan in determining a CECL Reserve.

To estimate the historic loan losses relevant to the Company’s portfolio, the Company evaluates its historical loan performance, which includes zero realized loan losses since the inception of its operations. Additionally, the Company analyzed its repayment history, noting it has limited “true” operating history, since the incorporation date of March 30, 2021. However, the Company’s Sponsor and its affiliates have had operations for the past three fiscal years and have made investments in similar loans that have similar characteristics including interest rate, collateral coverage, guarantees, and prepayment/make whole provisions, which fall into the pools identified above. Given the similarity of the structuring of the credit agreements for the loans in the Company’s portfolio to the loans originated by its Sponsor, management considered it appropriate to consider the past repayment history of loans originated by the Sponsor and its affiliates in determining the extent to which a CECL Reserve shall be recorded.

In addition, the Company reviews each loan on a quarterly basis and evaluates the borrower’s ability to pay the monthly interest and principal, if required, as well as the loan-to-value (LTV) ratio. When evaluating qualitative factors that may indicate the need for a CECL Reserve, the Company forecasts losses considering a variety of factors. In considering the potential current expected credit loss, the Manager primarily considers significant inputs to the Company’s forecasting methods, which include (i) key loan-specific inputs such as the value of the real estate collateral, liens on equity (including the equity in the entity that holds the state-issued license to cultivate, process, distribute, or retail cannabis), presence of personal or corporate guarantees, among other credit enhancements, LTV ratio, rate type (fixed or floating) and IRR, loan-term, geographic location, and expected timing and amount of future loan fundings, (ii) performance against the underwritten business plan and the Company’s internal loan risk rating, and (iii) a macro-economic forecast. Estimating the enterprise value of our borrowers in order to calculate LTV ratios is often a significant estimate. The Manager utilizes a third-party valuation appraiser to assist with the Company’s valuation process primarily using comparable transactions to estimate enterprise value of its portfolio companies and supplement such analysis with a multiple-based approach to enterprise value to revenue multiples of publicly-traded comparable companies obtained from S&P CapitalIQ as of September 30, 2022, to which the Manager may apply a private company discount based on the Company’s current borrower profile. These estimates may change in future periods based on available future macro-economic data and might result in a material change in the Company’s future estimates of expected credit losses for its loan portfolio.

Regarding real estate collateral, the Company generally cannot take the position of mortgagee-in-possession as long as the property is used by a cannabis operator, but it can request that the court appoint a receiver to manage and operate the subject real property until the foreclosure proceedings are completed. Additionally, while the Company cannot foreclose under state Uniform Commercial Code (“UCC”) and take title or sell equity in a licensed cannabis business, a potential purchaser of a delinquent or defaulted loan could.

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

Activity related to the CECL Reserve for outstanding balances and unfunded commitments on the Company’s loans held at carrying value and loans receivable at carrying value as of and for the nine months ended September 30, 2022 is presented in the table below. The Company had no CECL Reserve as of and for the period March 30, 2021 (inception) to September 30, 2021.

	Outstanding(1)	Unfunded(2)	Total
Balance at December 31, 2021	$134,542	$13,407	$147,949
Provision for current expected credit losses	1,363,391	40,501	1,403,892
Write-off charged	-	-	-
Recoveries	-	-	-
Balance at September 30, 2022	$1,497,933	$53,908	$1,551,841

(1)	As of September 30, 2022, the CECL Reserve related to outstanding balances on loans at carrying value is recorded within current expected credit loss reserve in the Company’s consolidated balance sheets.
(2)	As of September 30, 2022, the CECL Reserve related to unfunded commitments on loans at carrying value is recorded within accounts payable and accrued liabilities in the Company’s consolidated balance sheets.

	Outstanding	Unfunded
Balance at December 31, 2021	$134,542	$13,407
Provision for current expected credit losses	48,296	3,047
Balance at March 31, 2022	182,838	16,454
Provision for current expected credit losses	1,020,586	25,079
Balance at June 30, 2022	1,203,424	41,533
Provision for current expected credit losses	294,509	12,375
Balance at September 30, 2022	$1,497,933	$53,908

The Company has made an accounting policy election to exclude accrued interest receivable, ($727,279 as of September 30, 2022) included in Interest Receivable on its consolidated balance sheet, from the amortized cost basis of the related loans held for investment in determining the CECL Reserve, as any uncollectible accrued interest receivable is written off in a timely manner. To date, the Company has had zero write-offs related to uncollectible interest receivable, but will discontinue accrual of interest on loans if deemed to be uncollectible, with any previously accrued uncollected interest on the loan charged to interest income in the same period.

As of September 30, 2022, there were no loans with principal or interest greater than 30 days past due.

4. INTEREST RECEIVABLE

The following table summarizes the interest receivable by the Company as of September 30, 2022 and December 31, 2021:

	As of September 30, 2022	As of December 31, 2021
Interest receivable	$627,709	$193,790
PIK interest receivable	95,139	-
Unused fees receivable	4,431	3,945
Total interest receivable	$727,279	$197,735

5. INTEREST RESERVE

At September 30, 2022, the Company had six loans that included a prepaid interest reserve.

The following table presents changes in interest reserves as of September 30, 2022 and December 31, 2021, respectively:

	As of September 30, 2022	As of December 31, 2021
Initial reserves	$6,636,553	$-
New reserves	8,929,716	9,223,802
Reserves disbursed	(9,940,290)	(2,587,249)
Total interest reserve	$5,625,979	$6,636,553

6. DEBT

In May 2021, in connection with the Company’s acquisition of its financing subsidiary, CAL, the Company was assigned a secured revolving credit facility (the “Revolving Loan”). The Revolving Loan has an aggregate borrowing base of up to $10,000,000 and bore interest, payable in cash in arrears, at a per annum rate equal to the greater of (x) Prime Rate plus 1.00% and (y) 4.75%. The Company incurred debt issuance costs of $100,000 related to the origination of the Revolving Loan, which were capitalized and are subsequently being amortized through maturity. The maturity date of the Revolving Loan was the earlier of (i) February 12, 2023 and (ii) the date on which the Revolving Loan is terminated pursuant to terms in the Revolving Loan Agreement.

On December 16, 2021, the Company amended the Revolving Loan Agreement (the “First Amendment”). The First Amendment increased the loan commitment from $10,000,000 to $45,000,000 and decreased the interest rate, from the greater of the (1) Prime Rate plus 1.00% and (2) 4.75% to the greater of (1) the Prime Rate plus the applicable margin and (2) 3.25%. The applicable margin is derived from a floating rate grid based upon the ratio of debt to equity of CAL and increases from 0% at a ratio of 0.25 to 1 to 1.25% at a ratio of 1.5 to 1. The First Amendment also extended the maturity date from February 12, 2023 to the earlier of (i) December 16, 2023 and (ii) the date on which the Revolving Loan is terminated pursuant to the terms of the Revolving Loan agreement. The Company has the option to extend the initial term for an additional one-year term, provided no events of default exist and the Company provides the required notice of the extension pursuant to the First Amendment. The Company incurred debt issuance costs of $859,500 related to the First Amendment, which were capitalized and are subsequently being amortized through maturity.

On May 12, 2022, the Company amended the Revolving Loan Agreement (the “Second Amendment”). The Second Amendment increased the loan commitment from $45,000,000 to $65,000,000. No other material terms of the Revolving Loan were modified as a result of the execution of the Second Amendment. The Company incurred debt issuance costs of $177,261 related to the Second Amendment, which were capitalized and are subsequently amortized through maturity. As of September 30, 2022 and December 31, 2021, unamortized debt issuance costs related to the Revolving Loan and the First and Second Amendments of $665,639 and $868,022, respectively, are recorded in other receivables and assets, net on the consolidated balance sheets.

The Revolving Loan incurs unused fees at a rate of 0.25% per annum which began on July 1, 2022 pursuant to the Second Amendment. Additionally, during the period from January 1, 2022 to September 30, 2022, the Company borrowed $53.0 million against the Revolving Loan and incurred $991,694 in interest expense for the period then ended.

The Second Amendment provides for certain affirmative covenants, including requiring us to deliver financial information and any notices of default, and conducting business in the normal course. Additionally, the Company must comply with certain financial covenants including: (1) maximum capital expenditures of $150,000, (2) maintaining a debt service coverage ratio greater than 1.35 to 1, and (3) maintaining a leverage ratio less than 1.50 to 1. As of September 30, 2022, we were in compliance with all financial covenants with respect to the Revolving Loan.

The fair value of the Revolving Loan, which is classified as Level 2 in the fair value hierarchy, approximates the carrying value as it bears a market rate of interest that is reset frequently.

The following table reflects a summary of interest expense incurred during the three and nine months ended September 30, 2022. There was no interest expense incurred during the period March 30, 2021 (inception) to September 30, 2021.

	Three months ended September 30, 2022	Nine months ended September 30, 2022
Interest expense	$715,132	$991,694
Unused fee expense	7,667	11,834
Amortization of deferred financing costs	138,549	379,644
Total interest expense	$861,348	$1,383,172

7. RELATED PARTY TRANSACTIONS

Management Agreement

Pursuant to the Management Agreement, the Manager is responsible for managing the loan portfolio and the day-to-day operations of the Company, subject at all times to the further terms and conditions set forth in the Management Agreement and such further limitations or parameters as may be imposed from time to time by the Company’s Board.

The Manager is entitled to receive base management fees (the “Base Management Fee”) that are calculated and payable quarterly in arrears, in an amount equal to 0.375% of the Company’s Equity, determined as of the last day of each such quarter; reduced by an amount equal to 50% of the pro rata amount of origination fees earned and paid to the Manager during the applicable quarter for loans that were originated on the Company’s behalf by the Manager or affiliates of the Manager (“Outside Fees”). For the three and nine months ended September 30, 2022, the Base Management Fee payable was reduced by Outside Fees in the amount of $192,751 and $1,275,001, respectively.

In addition to the Base Management Fee, the Manager is entitled to receive incentive compensation (the “Incentive Compensation” or “Incentive Fees”) under the Management Agreement. Under the Management Agreement, the Company will pay Incentive Fees to the Manager based upon the Company’s achievement of targeted levels of Core Earnings. “Core Earnings” is defined in the Management Agreement as, for a given period, the net income (loss) for such period, computed in accordance with GAAP, excluding (i) non-cash equity compensation expense, (ii) the Incentive Compensation, (iii) depreciation and amortization, (iv) any unrealized gains or losses or other non-cash items that are included in net income for the applicable reporting period, regardless of whether such items are included in other comprehensive income or loss, or in net income, and (v) one-time events pursuant to changes in GAAP and certain non-cash charges, in each case after discussions between the Manager and the members of the Compensation Committee of the Board, each of whom are Independent Directors, and approved by a majority of the members of the Compensation Committee. Incentive compensation for the three and nine months ended September 30, 2022 was $519,223 and $1,500,129, respectively.

The Company shall pay all of its costs and expenses and shall reimburse the Manager or its affiliates for expenses of the Manager and its affiliates paid or incurred on behalf of the Company, excepting only those expenses that are specifically the responsibility of the Manager pursuant to the Management Agreement. We reimburse our Manager or its affiliates, as applicable, for the Company’s fair and equitable allocable share of the compensation, including annual base salary, bonus, any related withholding taxes and employee benefits, paid to (i) subject to review by the Compensation Committee of the Board, the Manager’s personnel serving as an officer of the Company, based on the percentage of his or her time spent devoted to the Company’s affairs and (ii) other corporate finance, tax, accounting, internal audit, legal, risk management, operations, compliance, and other non-investment personnel of the Manager and its affiliates who spend all or a portion of their time managing the Company’s affairs, with the allocable share of the compensation of such personnel described in this clause (ii) being as reasonably determined by the Manager to appropriately reflect the amount of time spent devoted by such personnel to our affairs.

The following table summarizes the related party fees and expenses incurred by the Company and amounts payable to the Manager for the three and nine months ended September 30, 2022, the three months ended September 30, 2021 and for the period from March 30, 2021 (inception) to September 30, 2021. The Manager waived all amounts owed to it for the period ended September 30, 2021.

	For the three months ended September 30, 2022	For the three months ended September 30, 2021	For the nine months ended September 30, 2022	Period from March 30, 2021 (inception) to September 30, 2021
Affiliate Payments
Management fees earned	$1,020,949	$-	$3,041,359	$-
Less: Outside fees earned	(192,751)	-	(1,275,001)	-
Base management fee, net	828,198	-	1,766,358	-
Incentive fees	519,223	-	1,500,129	-
Total management and incentive fees earned	1,347,421	-	3,266,487	-
General and administrative expenses reimbursable to Manager	980,949	-	2,132,419	-
Total	$2,328,370	$-	$5,398,906	$-

General administrative expenses reimbursable to the Manager are included in the related party payable line item of the consolidated balance sheets as of September 30, 2022 and December 31, 2021. Amounts payable to the Manager as of September 30, 2022 and December 31, 2021 were approximately $2.6 million and $2.7 million, respectively, which included bonuses accrued for fiscal year 2022 which are not reimbursed to the Manager until paid.

Co-Investment in Loans

From time to time, the Company may co-invest with other investment vehicles managed by its affiliates, in accordance with the Manager’s co-investment allocation policies. The Company is not obligated to provide, nor has it provided, any financial support to the other managed investment vehicles. As such, the Company’s risk is limited to the carrying value of its investment in any such loan. As of September 30, 2022, 15 of the Company’s loans were co-invested by affiliates of the Company.

On July 8, 2022, the Company sold a senior secured loan to an affiliate under common control. The selling price of approximately $6.7 million was approved by the audit committee of the Board. The fair value approximated the carrying value of the loan plus accrued and unpaid interest. On August 4, 2022, the Company assigned $10.0 million of unfunded commitment of a senior secured loan to an affiliate.

8. COMMITMENTS AND CONTINGENCIES

Off-Balance Sheet Arrangements

Off-balance sheet commitments may consist of unfunded commitments on delayed draw term loans. The Company does not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured investment vehicles, special purpose entities, or variable interest entities, established to facilitate off-balance sheet arrangements or other contractually narrow or limited purposes. Further, the Company has not guaranteed any obligations of unconsolidated entities or entered into any commitment to provide additional funding to any such entities. As of September 30, 2022 and December 31, 2021, the Company had the following unfunded commitments on existing loans.

	As of September 30, 2022	As of December 31, 2021

Total original loan commitments	$348,867,706	$235,063,593
Less: drawn commitments	(330,384,897)	(200,359,026)
Total undrawn commitments	$18,482,809	$34,704,567

Refer to “Note 3 – Loans Held for Investment, Net” for further information regarding the CECL Reserve attributed to unfunded commitments.

Other Contingencies

The Company from time to time may be a party to litigation in the normal course of business. As of September 30, 2022, the Company is not aware of any legal claims that could materially impact its business, financial condition, or results of operations.

The Company’s ability to grow or maintain its business depends, in part, on state laws pertaining to the cannabis industry. New laws that are adverse to the Company’s portfolio companies may be enacted, and current favorable state or national laws or enforcement guidelines relating to cultivation, production, and distribution of cannabis may be modified or eliminated in the future, which would impede the Company’s ability to grow and could materially and adversely affect its business.

Management’s plan to mitigate risks include monitoring the legal landscape as deemed appropriate. Also, should a loan default or otherwise be seized, the Company may be prohibited from owning cannabis assets and thus could not take possession of collateral, in which case the Company would look to sell the loan, provide consent to allow the borrower to sell the real estate to a third party, institute a foreclosure proceeding to have the real estate sold or evict the tenant, have the cannabis operations removed from the property and take title to the underlying real estate, each of which may result in the Company realizing a loss on the transaction.

9. STOCKHOLDERS’ EQUITY

Common Stock

On January 5, 2022, the underwriters of the Company’s initial public offering (the “IPO”) partially exercised their over-allotment option to purchase 302,800 shares of the Company’s common stock at a price of $16.00 per share, raising $4,844,800 in additional gross proceeds or $4,505,664 in net proceeds after underwriting commissions of $339,136, which is reflected as a reduction of additional paid-in capital on the consolidated statements of stockholders’ equity.

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

Equity Incentive Plan

The Company has established an equity incentive compensation plan (the “2021 Plan”). The Board authorized the adoption of the 2021 Plan and the Compensation Committee of the Board approved restricted stock award grants of 98,440 shares of common stock during the quarter ended December 31, 2021. The Compensation Committee appointed by the Board administers the 2021 Plan. The 2021 Plan authorizes stock options, stock appreciation rights, restricted stock, stock bonuses, stock units, and other forms of awards granted or denominated in the Company’s common stock. The 2021 Plan retains flexibility to offer competitive incentives and to tailor benefits to specific needs and circumstances. Any award may be structured to be paid or settled in cash. The Company has and currently intends to continue to grant restricted stock awards to participants in the 2021 Plan, but it may also grant any other type of award available under the 2021 Plan in the future. Persons eligible to receive awards under the 2021 Plan include the Company’s officers and employees of the Manager and its affiliates or officers and employees of the Company’s subsidiaries, if any, the members of the Board, and certain consultants and other service providers.

As of September 30, 2022 and December 31, 2021, the maximum number of shares of the Company’s common stock that may be delivered pursuant to awards under the 2021 Plan (the “Share Limit”) equals 8.50% of the issued and outstanding shares of the Company’s common stock on a fully-diluted basis following the completion of the IPO. Shares that are subject to or underlie awards that expire or for any reason are cancelled or terminated, are forfeited, fail to vest, or for any other reason are not paid or delivered under the 2021 Plan will not be counted against the Share Limit and will again be available for subsequent awards under the 2021 Plan. There were 13,438 shares forfeited during the nine months ended September 30, 2022. There is no forfeiture rate applied to awards or options granted to non-employee directors or executive employees because their pre-vesting forfeitures are anticipated to be highly unlikely. As individual awards and options become fully vested, stock-based compensation expense is adjusted to recognize actual forfeitures.

Shares that are exchanged by a participant or withheld by the Company as full or partial payment in connection with any award granted under the 2021 Plan, as well as any shares exchanged by a participant or withheld by the Company to satisfy tax withholding obligations related to any award granted under the 2021 Plan, will not be counted against the Share Limit and will again be available for subsequent awards under the 2021 Plan. To the extent that an award is settled in cash or a form other than shares, the shares that would have been delivered had there been no such cash or other settlement will not be counted against the Share Limit and will again be available for subsequent awards under the 2021 Plan.

The following table summarizes the restricted stock activity for the Company’s directors and officers and employees of the Manager as of September 30, 2022 and December 31, 2021.

	As of September 30, 2022	As of December 31, 2021
Non-vested	98,440	98,440
Forfeited	(13,438)	-
Balance	85,002	98,440

Restricted stock compensation expense is based on the Company’s stock price at the date of the grant and is amortized over the vesting period. Forfeitures are recognized as they occur. The share-based compensation expense for the Company was $328,356 and $0 for the nine months ended September 30, 2022 and for the period from March 30, 2021 (inception) to September 30, 2021, respectively. The unamortized share-based compensation expense for the Company was approximately $1.0 million as of September 30, 2022.

10. EARNINGS PER SHARE

The following information sets forth the computations of basic earnings per common share for the three and nine months ended September 30, 2022, the three months ended September 30, 2021 and for the period from March 30, 2021 (inception) to September 30, 2021:

	For the three months ended September 30, 2022	For the three months ended September 30, 2021	For the nine months ended September 30, 2022	Period from March 30, 2021 (inception) to September 30, 2021
Net income attributable to common stockholders	$9,768,969	$4,067,521	$25,036,760	$5,136,072
Divided by:
Basic weighted average shares of common stock outstanding	17,657,913	$4,895,694	17,652,367	3,658,310
Diluted weighted average shares of common stock outstanding	17,752,290	$4,895,694	17,747,612	3,658,310
Basic earnings per common share	$0.55	$0.83	$1.42	$1.40
Diluted earnings per common share	$0.55	$0.83	$1.41	$1.40

11. INCOME TAX

The income tax provision for the Company was $0 for the nine months ended September 30, 2022.

For the three and nine months ended September 30, 2022, the Company incurred no expense for United States federal excise tax. If it is determined that the Company’s estimated current year taxable income will be in excess of estimated dividend distributions (including capital gain dividend) for the current year from such income, the Company will accrue excise tax on estimated excess taxable income as such taxable income is earned. The annual expense is calculated in accordance with applicable tax regulations.

As of September 30, 2022 and December 31, 2021, the Company does not have any unrecognized tax benefits and does not expect that to change in the next 12 months.

12. DIVIDENDS AND DISTRIBUTIONS

The following table summarizes the Company’s dividends declared during the nine months ended September 30, 2022.

	Record Date	Payment Date	Common Share Distribution Amount	Taxable Ordinary Income	Return of Capital	Section 199A Dividends
Regular cash dividend	3/31/2022	4/14/2022	$0.40	$0.40	$-	$0.40
Regular cash dividend	6/30/2022	7/15/2022	$0.47	$0.47	$-	$0.47
Regular cash dividend	9/30/2022	10/14/2022	$0.47	$0.47	$-	$0.47
Total cash dividend			$1.34	$1.34	$-	$1.34

13. SUBSEQUENT EVENTS

On October 27, 2022, one borrower with $30.0 million of outstanding principal in multiple tranches maturing in April and May of 2023 refinanced and consolidated the multiple tranches of debt into one loan maturing in October 2026.

On November 7, 2022, the Company’s wholly-owned financing subsidiary, CAL, entered into a Third Amended and Restated Loan and Security Agreement (the “Third Amendment”), whereby CAL exercised the existing accordion feature of the Revolving Loan to increase the aggregate commitment by $27.5 million, from $65 million to $92.5 million.  No other material terms of the Revolving Loan were modified as a result of the execution of the Third Amendment. As of November 9, 2022, the Company has approximately $34.5 million of availability under the Revolving Loan.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

Some of the statements contained in this quarterly report constitute forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and we intend such statements to be covered by the safe harbor provisions contained therein. Forward-looking statements relate to future events or the future performance or financial condition of Chicago Atlantic Real Estate Finance, Inc. (the “Company,” “we,” “us,” and “our”). The information contained in this section should be read in conjunction with our consolidated financial statements and notes thereto appearing elsewhere in this quarterly report on Form 10-Q. This description contains forward-looking statements that involve risks and uncertainties. Actual results could differ significantly from the results discussed in the forward-looking statements due to the factors set forth in this quarterly report and in “Risk Factors” in our annual report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) and in Part II, Item 1A of this quarterly report on Form 10-Q, as such risks may by updated, amended, or superseded from time to time by subsequent reports we file with the SEC. The forward-looking statements contained in this report involve a number of risks and uncertainties, including statements concerning:

●	our future operating results and projected operating results;

●	the impact of COVID-19 on our business and the global economy, including disruptions to the supply chain;

●	the ability of our Manager to locate suitable loan opportunities for us, monitor and actively manage our loan portfolio, and implement our investment strategy;

●	the allocation of loan opportunities to us by our Manager;

●	the impact of inflation on our operating results;

●

actions and initiatives of the federal or state governments and changes to government policies related to cannabis and the execution and impact of these actions, initiatives, and policies, including the fact that cannabis remains illegal under federal law;

●	the estimated growth in and evolving market dynamics of the cannabis market;

●	the demand for cannabis cultivation and processing facilities;

●	shifts in public opinion regarding cannabis;

●	the state of the U.S. economy generally or in specific geographic regions;

●	economic trends and economic recoveries;

●	the amount and timing of our cash flows, if any, from our loans;

●	our ability to obtain and maintain financing arrangements;

●	our expected leverage;

●	changes in the value of our loans;

●	our expected investment and underwriting process;

●	rates of default or decreased recovery rates on our loans;

●	the degree to which any interest rate or other hedging strategies may or may not protect us from interest rate volatility;

●	changes in interest rates and impacts of such changes on our results of operations, cash flows, and the market value of our loans;

●	interest rate mismatches between our loans and our borrowings used to fund such loans;

●	the departure of any of the executive officers or key personnel supporting and assisting us from our Manager or its affiliates;

●	impact of and changes in governmental regulations, tax law and rates, accounting guidance, and similar matters;

●	our ability to maintain our exclusion or exemption from registration under the Investment Company Act;

●	our ability to qualify and maintain our qualification as a real estate investment trust (“REIT”) for U.S. federal income tax purposes;

●	estimates relating to our ability to make distributions to our stockholders in the future;

●	our understanding of our competition;

●	market trends in our industry, interest rates, real estate values, the securities markets or the general economy; and

●	any of the other risks, uncertainties and other factors we identify in our annual report on Form 10-K or this quarterly report on Form 10-Q.

Available Information

We routinely post important information for investors on our website, www.chicagoatlantic.com. We intend to use this webpage as a means of disclosing material information, for complying with our disclosure obligations under Regulation FD and to post and update investor presentations and similar materials on a regular basis. We encourage investors, analysts, the media, and others interested in us to monitor the Investments section of our website, in addition to following our press releases, SEC filings, public conference calls, presentations, webcasts and other information we post from time to time on our website. To sign-up for email-notifications, please visit “Contact” section of our website under “Join Our Mailing List” and enter the required information to enable notifications.

Overview

We are a commercial real estate finance company. Our primary investment objective is to provide attractive, risk-adjusted returns for stockholders over time primarily through consistent current income dividends and other distributions and secondarily through capital appreciation. We intend to achieve this objective by originating, structuring and investing in first mortgage loans and alternative structured financings secured by commercial real estate properties. Our current portfolio is comprised primarily of senior loans to state-licensed operators in the cannabis industry, secured by real estate, equipment, receivables, licenses or other assets of the borrowers to the extent permitted by applicable laws and regulations governing such borrowers. We intend to grow the size of our portfolio by continuing the track record of our business and the business conducted by our Manager and its affiliates by making loans to leading operators and property owners in the cannabis industry. There is no assurance that we will achieve our investment objective.

Our Manager and its affiliates seek to originate real estate loans between $5 million and $200 million, generally with one- to five-year terms and amortization when terms exceed three years. We generally act as co-lenders in such transactions and intend to hold up to $30 million of the aggregate loan amount, with the remainder to be held by affiliates or third party co-investors. We may revise such concentration limits from time to time as our loan portfolio grows. Other investment vehicles managed by our Manager or affiliates of our Manager may co-invest with us or hold positions in a loan where we have also invested, including by means of splitting commitments, participating in loans or other means of syndicating loans. We will not engage in a co-investment transaction with an affiliate where the affiliate has a senior position to the loan held by us. To the extent that an affiliate provides financing to one of our borrowers, such loans will be working capital loans or loans that are subordinate to our loans. We may also serve as co-lenders in loans originated by third parties and, in the future, we may also acquire loans or loan participations. Loans that have a one to two year maturities are generally interest only loans.

As of September 30, 2022, our portfolio is comprised primarily of first mortgages to established multi-state or single-state cannabis operators or property owners. We consider cannabis operators to be established if they are state-licensed and are deemed to be operational and in good standing by the applicable state regulator. We do not own any stock, warrants to purchase stock or other forms of equity in any of our portfolio companies that are involved in the cannabis industry, and we will not take stock, warrants or equity in such issuers until permitted by applicable laws and regulations, including U.S. federal laws and regulations.

We are an externally managed Maryland corporation that elected to be taxed as a REIT under Section 856 of the Code, commencing with our taxable year ended December 31, 2021. We believe that our method of operation will enable us to continue to qualify as a REIT. However, no assurances can be given that our beliefs or expectations will be fulfilled, since qualification as a REIT depends on us continuing to satisfy numerous asset, income, and distribution tests, which in turn depend, in part, on our operating results. We also intend to operate our business in a manner that will permit us and our subsidiaries to maintain one or more exclusions or exemptions from registration under the Investment Company Act.

Revenues

We operate as one operating segment and are primarily focused on financing senior secured loans and other types of loans for established state-licensed operators in the cannabis industry. These loans are generally held for investment and are substantially secured by real estate, equipment, licenses and other assets of the borrowers to the extent permitted by the applicable laws and the regulations governing such borrowers.

We generate revenue primarily in the form of interest income on loans. As of September 30, 2022 and December 31, 2021, approximately 59.7% and 53.2%, respectively, of our portfolio was comprised of floating rate loans, and 40.3% and 46.8% of our portfolio was comprised of fixed rate loans, respectively. The floating rate loans described above are variable based upon the prime rate plus an applicable margin, and in many cases, a prime rate floor.

The prime rate was 3.25% for the period from January 1, 2022 through March 16, 2022, and increased to 3.50% effective March 17, 2022. It was increased to 4.00% effective May 5, 2022, increased to 4.75% effective June 16, 2022, increased to 5.50% effective July 28, 2022, and increased again to 6.25% effective September 22, 2022.

The principal amount of our loans and any accrued but unpaid interest thereon generally become due at the applicable maturity date. In some cases, our interest income includes a paid-in-kind (“PIK”) component for a portion of the total interest. The PIK interest, computed at the contractual rate specified in each applicable loan agreement, is accrued in accordance with the terms of such loan agreement and capitalized to the principal balance of the loan and recorded as interest income. The PIK interest added to the principal balance is typically amortized and paid in accordance with the applicable loan agreement. In cases where the loans do not amortize, the PIK interest is collected and recognized upon repayment of the outstanding principal. We also generate revenue from original issue discounts (“OID”), which is also recognized as interest income through amortization over the initial term of the applicable loans. Delayed draw loans may earn interest or unused fees on the undrawn portion of the loan, which is recognized as interest income in the period earned. Other fees, including prepayment fees and exit fees, are also recognized as interest income when received. Any such fees will be generated in connection with our loans and recognized as earned in accordance with generally accepted accounting principles (“GAAP”).

Expenses

Our primary operating expenses are the payment of Base Management Fees and Incentive Compensation under our Management Agreement with our Manager and the allocable portion of overhead and other expenses paid or incurred on our behalf, including reimbursing our Manager for a certain portion of the compensation of certain personnel of our Manager who assist in the management of our affairs, excepting only those expenses that are specifically the responsibility of our Manager pursuant to our Management Agreement. We bear all other costs and expenses of our operations and transactions, including (without limitation) fees and expenses relating to:

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

Income Taxes

We are a Maryland corporation that elected to be taxed as a REIT under the Code, commencing with our taxable year ended December 31, 2021. We believe that our method of operation will enable us to continue to qualify as a REIT. However, no assurances can be given that our beliefs or expectations will be fulfilled, since qualification as a REIT depends on us satisfying numerous asset, income and distribution tests which depend, in part, on our operating results.

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

Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 740 - Income Taxes (“ASC 740”), prescribes a recognition threshold and measurement attribute for the consolidated financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. We have analyzed our various federal and state filing positions and believe that our income tax filing positions and deductions are well documented and supported as of September 30, 2022. Based on our evaluation, there is no reserve for any uncertain income tax positions. Accrued interest and penalties, if any, are included within other liabilities in the consolidated balance sheets.

Factors Impacting our Operating Results

The results of our operations are affected by a number of factors and primarily depend on, among other things, the level of our net interest income, the market value of our assets and the supply of, and demand for, commercial real estate debt and other financial assets in the marketplace. Our net interest income, which includes the accretion and amortization of OID, is recognized based on the contractual rate and the outstanding principal balance of the loans we originate. Interest rates will vary according to the type of loan, conditions in the financial markets, creditworthiness of our borrowers, competition, and other factors, some of which cannot be predicted with any certainty. Our operating results may also be impacted by credit losses in excess of initial anticipations or unanticipated credit events experienced by borrowers.

Developments During the Third Quarter of 2022

Updates to Our Loan Portfolio during the Third Quarter of 2022

On July 1, 2022, we closed one credit facility with a new borrower, which has an aggregate commitment of $9.0 million, $5.0 million of which was advanced at closing. On July 8, 2022, we sold a senior secured loan to an affiliate under common control. The selling price of approximately $6.7 million was approved by the audit committee of the Board. The fair value approximated the carrying value of the loan plus accrued and unpaid interest through July 8, 2022. On August 4, 2022, we assigned $10.0 million of unfunded commitment of a senior secured loan to an affiliate. On September 2, 2022, we advanced approximately $680 thousand in aggregate principal on an existing credit facility to one borrower.

Subsequent Updates to Our Loan Portfolio

On October 27, 2022, one borrower with $30.0 million of outstanding principal in multiple tranches maturing in April and May of 2023 refinanced and consolidated the multiple tranches of debt into one loan maturing in October 2026.

Dividends Declared Per Share

For the period from July 1, 2022 through September 30, 2022, we declared an ordinary cash dividend of $0.47 per share of our common stock, relating to the third quarter of 2022, which was paid on October 14, 2022 to stockholders of record as of the close of business on September 30, 2022. The total amount of the cash dividend payment was approximately $8.3 million.

The payment of these dividends is not indicative of our ability to pay such dividends in the future.

Results of Operations

For the three months ended September 30, 2022 and June 30, 2022

	For the three months ended	For the three months ended
	September 30, 2022	June 30, 2022
Revenue
Interest income	$13,795,097	$11,850,028
Interest expense	(861,348)	(449,556)
Net interest income	12,933,749	11,400,472

Expenses
Management and incentive fees, net	1,347,421	1,247,561
General and administrative expense	1,076,798	777,212
Provision for current expected credit losses	306,885	1,045,665
Professional fees	348,785	743,670
Stock based compensation	84,891	122,525
Total expenses	3,164,780	3,936,633

Net Income before income taxes	9,768,969	7,463,839
Income tax expense	-	-
Net Income	$9,768,969	$7,463,839

●	Interest income increased by approximately $1.9 million or 16% during the quarter ended September 30, 2022 compared to the quarter ended June 30, 2022. The increase was driven primarily by an increase in the prime rate from 4.75% as of June 30, 2022, to 6.25% as of September 30, 2022, impacting approximately 60% of the Company’s loans which bear a floating rate as well as new fundings of approximately $5.7 million in loan principal.

●	Net interest income increased approximately $1.5 million or 13% during the comparative period. The increase was primarily attributable to the increase in interest income described above, and was offset by a corresponding increase in interest expense. During the third quarter of 2022, we borrowed an additional $8.0 million on the revolving credit facility, which also bears interest at the prime rate plus an applicable margin and was subject to the prime rate increases during the quarter.

●	We incurred base management and incentive fees payable to our Manager of approximately $1.3 million for the three months ended September 30, 2022, as compared to approximately $1.2 million for the three months ended June 30, 2022. The increase was primarily attributable to fewer origination fee offsets in the three months ended September 30, 2022 of approximately $193,000, compared to approximately $365,000 for the three months ended June 30, 2022, as well as an increase in weighted average equity as defined by the Management Agreement for the comparable period.

●	General and administrative expenses and professional fees decreased by approximately $95,000, or 6%, for the three months ended September 30, 2022 as compared to the three months ended June 30, 2022. The decrease was primarily due to a decrease in audit, legal, investor relations and third-party consulting fees, offset in part by an increase in overhead reimbursements for costs incurred by the Manager on behalf of the Company.

●	Provision for current expected credit losses decreased in the three months ended September 30, 2022 as compared to the three months ended June 30, 2022 primarily due to the decrease in origination activities and fewer advances to our existing borrowers. The declines in risk ratings shown in the following table from December 31, 2021 to September 30, 2022, are not due to any borrower specific credit issues relating to the borrowers, but rather, are primarily due to our quarterly re-evaluation of overall current macroeconomic conditions affecting our borrowers. The current expected credit loss reserve represents 44 basis points of our aggregate loan commitments held at carrying value of approximately $348.9 million and was bifurcated between (i) the current expected credit loss reserve (contra-asset) related to outstanding balances on loans held at carrying value of approximately $1.5 million and (ii) a liability for unfunded commitments of $53,908. The liability is based on the unfunded portion of loan commitments over the full contractual period over which we are exposed to credit risk through a current obligation to extend credit. Management considered the likelihood that funding will occur, and if funded, the expected credit loss on the funded portion. We continuously evaluate the credit quality of each loan by assessing the risk factors of each loan.

For the nine months ended September 30, 2022 and period from March 30, 2021 (inception) to September 30, 2021

	For the nine months ended September 30, 2022	Period from March 30, 2021 (inception) to September 30, 2021
Revenue
Interest income	$35,478,178	$5,295,812
Interest expense	(1,383,172)	(41,918)
Net interest income	34,095,006	5,253,894

Expenses
Management and incentive fees, net	3,266,487	-
General and administrative expense	2,410,151	13,531
Organizational expense	-	104,291
Provision for current expected credit losses	1,403,892	-
Professional fees	1,649,360	-
Stock based compensation	328,356	-
Total expenses	$9,058,246	$117,822

Net Income before income taxes	25,036,760	5,136,072
Income tax expense	-	-
Net Income	$25,036,760	$5,136,072

We commenced operations on March 30, 2021 and, therefore, the comparative period for the three and nine months ended September 30, 2022 is from March 30, 2021 (inception) to September 30, 2021 (the “Prior Period” or “period ended September 30, 2021”).

●

Interest income increased as we deployed a significant amount of capital subsequent to September 30, 2021 as a result of our initial public offering and higher interest rates on our floating rate loans held for investment, reflecting an increasing trend in interest income.

●	We drew $53 million on the revolving credit facility during the nine months ended September 30, 2022 contributing to an increase in interest expense that previously included only amortization of deferred financing costs for the comparative prior year period.

●	We incurred base management fees payable to our Manager for the nine months ended September 30, 2022 of approximately $3.3 million and $0 for the period ended September 30, 2021. Pursuant to a Fee Waiver Letter Agreements executed by our Manager, dated September 30, 2021, all base management fees that would have been payable to our Manager for the period from May 1, 2021 to September 30, 2021 were voluntarily waived and are not subject to recoupment at a later date. Our Manager has incurred general administrative expenses on our behalf and was reimbursed approximately $2.1 million for the nine months ended September 30, 2022. For the period ended September 30, 2021, all reimbursements to our Manager for general and administrative expenses were waived.

●	Provision for current expected credit losses increased in the nine months ended September 30, 2022 as compared to the period ended September 30, 2021. The declines in risk ratings shown in the following table from December 31, 2021 to September 30, 2022, are not due to any borrower specific credit issues relating to the borrowers, but rather, are primarily due to our re-evaluation of overall current macroeconomic conditions affecting our borrowers. The current expected credit loss reserve represents 44 basis points of our aggregate loan commitments held at held at carrying value of approximately $348.9 million and was bifurcated between (i) the current expected credit loss reserve (contra-asset) related to outstanding balances on loans held at carrying value of approximately $1.5 million and (ii) a liability for unfunded commitments of $53,908.

●	Professional fees increased in the nine months ended September 30, 2022 as compared to the period ended September 30, 2021 primarily as a result of higher audit and consulting fees.

●	Stock based compensation was issued in December 2021 following the completion of our initial public offering resulting in $328,356 in stock compensation expense for the nine months ended September 30, 2022.

Loan Portfolio

As of September 30, 2022 and December 31, 2021, our portfolio included 22 and 21 loans held for investment of approximately $331.1 million and $197.0 million of loans receivable, respectively. The aggregate originated commitment under these loans was approximately $348.9 million and $235.1 million and outstanding principal was approximately $334.5 million and $200.6 million as of September 30, 2022 and December 31, 2021, respectively. As of September 30, 2022 and December 31, 2021, our loan portfolio had a weighted-average yield-to-maturity internal rate of return (“YTM IRR”) of 18.3% and 18.6%, respectively, and was substantially secured by real estate and, with respect to certain of our loans, substantially all assets of the borrowers and certain of their subsidiaries, including equipment, receivables, and licenses. YTM IRR is calculated using various inputs, including (i) cash and payment-in-kind (“PIK”) interest, which is capitalized and added to the outstanding principal balance of the applicable loan, (ii) original issue discount (“OID”), (iii) amortization, (iv) unused fees, and (v) exit fees. Certain of our loans have extension fees, which are not included in our YTM IRR calculations, but may increase YTM IRR if such extension options are exercised by borrowers.

As of September 30, 2022 and December 31, 2021, approximately 59.7% and 53.2%, respectively, of its portfolio was comprised of floating rate loans that pay interest at the prime rate plus an applicable margin and were subject to a prime rate floor. The prime rate was 3.25% for the period from January 1, 2022 through March 16, 2022, increased to 3.5% effective March 17, 2022, increased to 4.0% effective May 5, 2022, increased again to 4.75% effective June 16, 2022, increased to 5.50% effective July 28, 2022, and increased again to 6.25% effective September 22, 2022. The below summarizes our portfolio as of September 30, 2022:

	Funding	Maturity	Total	Principal	Carrying	Our Loan	Future	Interest	Periodic	YTM
Loan	Date (1)	Date (2)	Commitment (3)	Balance	Value	Portfolio	Fundings	Rate (4)	Payment (5)	IRR (6)
1(8)	7/2/2020	5/30/2023	30,000,000	30,000,000	29,712,254	9.0%	-	10.07%	I/O	12.8%
2	3/5/2021	12/31/2024	35,891,667	36,646,551	36,464,426	11.0%	-	P + 6.65%(7)(13) Cash, 3.25% PIK	P&I	16.9%
3	3/25/2021	11/29/2024	20,105,628	20,673,831	20,229,374	6.1%	-	13.91 Cash, 2.59% PIK(12)	P&I	20.8%
4(9)	4/19/2021	12/31/2023	12,900,000	11,909,539	11,909,539	3.6%	939,952	19.01%	P&I	23.4%
5	4/19/2021	4/30/2023	3,500,000	1,500,000	1,500,000	0.5%	2,000,000	P + 12.25%(7)	P&I	24.3%
6	5/28/2021	5/31/2025	12,900,000	13,263,665	13,263,665	4.0%	-	P + 10.75%(7) Cash, 4% PIK(10)	P&I	22.3%
7	8/20/2021	2/20/2024	6,000,000	4,443,750	4,438,192	1.3%	1,500,000	P + 9.00%(7)	P&I	16.5%
8	8/24/2021	6/30/2025	25,000,000	23,168,151	22,925,222	6.9%	2,142,857	13% Cash, 2.5% PIK	P&I	17.4%
9	9/1/2021	9/1/2024	9,500,000	9,554,960	9,433,374	2.8%	-	P + 9.25%(7) Cash, 2% PIK	P&I	19.9%
10	9/3/2021	6/30/2024	15,000,000	15,536,102	15,536,102	4.7%	-	P + 10.75%(7) Cash, 3% PIK	P&I	22.8%
11	9/20/2021	9/30/2024	470,411	313,607	313,607	0.1%	-	11.00%	P&I	21.4%
12	9/30/2021	9/30/2024	32,000,000	32,479,495	31,764,528	9.6%	-	P + 8.75%(7) Cash, 2% PIK	I/O	19.4%
13	11/8/2021	10/31/2024	20,000,000	20,000,000	19,789,890	6.0%	-	13.00%	P&I	15.9%
14	11/22/2021	11/22/2022	10,600,000	10,600,000	10,577,513	3.2%	-	P + 7.00%(7)	I/O	17.9%
15	12/27/2021	12/27/2026	5,000,000	5,000,000	5,000,000	1.5%	-	15% Cash, 2.5% PIK	P&I	18.5%
16	12/29/2021	12/29/2023	6,000,000	3,739,861	3,683,765	1.1%	2,400,000	10.50% Cash, 1% to 5% PIK(11)	I/O	20.6%
17	12/30/2021	12/31/2024	13,000,000	7,500,000	7,443,733	2.2%	5,500,000	P + 9.25%(7)	I/O	20.6%
18	1/18/2022	1/31/2025	15,000,000	15,000,000	14,706,011	4.4%	-	11.00%	P&I	13.1%
19	2/3/2022	2/28/2025	30,000,000	30,602,729	30,130,650	9.1%	-	P + 8.25%(7) Cash, 3% PIK	P&I	23.4%
20	3/11/2022	8/29/2025	20,000,000	20,327,703	20,243,185	6.1%	-	11% Cash, 3% PIK	P&I	15.4%
21	5/9/2022	5/30/2025	17,000,000	17,204,978	17,056,894	5.2%	-	11% Cash, 3% PIK	P&I	15.5%
22	7/1/2022	6/30/2026	9,000,000	5,038,013	4,953,623	1.5%	4,000,000	P + 8.50%(7) Cash, 3% PIK	P&I	25.1%
		Subtotal	348,867,706	334,502,935	331,075,547	100.0%	18,482,809	15.8%	Wtd Average	18.3%

(1)	All loans originated prior to April 1, 2021 were purchased from affiliated entities at fair value plus accrued interest on or subsequent to April 1, 2021.
(2)	Certain loans have extension options from original maturity date.

(3)	Total Commitment excludes future amounts to be advanced at sole discretion of the lender.
(4)	“P” = prime rate and depicts floating rate loans that pay interest at the prime rate plus a specific percentage; “PIK” = paid in kind interest.
(5)	P&I = principal and interest. I/O = interest only. P&I loans may include interest only periods for a portion of the loan term.
(6)

Estimated YTM includes a variety of fees and features that affect the total yield, which may include, but is not limited to, OID, exit fees, prepayment fees, unused fees and contingent features. OID is recognized as a discount to the funded loan principal and is accreted to income over the term of the loan.

The estimated YTM calculations require management to make estimates and assumptions, including, but not limited to, the timing and amounts of loan draws on delayed draw loans, the timing and collectability of exit fees, the probability and timing of prepayments and the probability of contingent features occurring. For example, certain credit agreements contain provisions pursuant to which certain PIK interest rates and fees earned by us under such credit agreements will decrease upon the satisfaction of certain specified criteria which we believe may improve the risk profile of the applicable borrower. To be conservative, we have not assumed any prepayment penalties or early payoffs in our estimated YTM calculation. Estimated YTM is based on current management estimates and assumptions, which may change. Actual results could differ from those estimates and assumptions.

(7)	This Loan is subject to prime rate floor.
(8)	The aggregate loan commitment to Loan #1 includes a $4.005 million initial advance which has an interest rate of 15.25%, a second advance of $15.995 million, which has an interest rate of 9.75%, and a third advance of $10.0 million, which has an interest rate of 8.5%. The statistics presented reflect the weighted average of the terms under all three advances for the total aggregate loan commitment.
(9)

The aggregate loan commitment to Loan #4 includes a $10.0 million advance, which has a base interest rate of 15.00%, and a second advance of $2.0 million, which has an interest rate of 39.00%. The statistics presented reflect the weighted average of the terms under both advances for the total aggregate loan commitment.

(10)	Subject to adjustment not below 2% if borrower receives at least two consecutive quarters of positive cash flow after the closing date.
(11)	PIK is variable with an initial rate of five percent (5.00%) per annum, until borrower’s delivery of audited financial statements for the fiscal year ended December 31, 2021, at which time the PIK interest rate shall be adjusted to a rate of 1% to 5% contingent on the financial results of the borrower.

(12)	The aggregate loan commitment to Loan #3 includes a $15.9 million initial advance, which has a base interest rate of 13.625%, 2.75% PIK and a second advance of $4.2 million, which has an interest rate of 15.00%, 2.00% PIK. The statistics presented reflect the weighted average of the terms under both advances for the total aggregate loan commitment.
(13)	This Loan is subject to an interest rate cap.

The following tables summarize our loans held for investment as of September 30, 2022 and December 31, 2021:

	As of September 30, 2022
	Outstanding Principal (1)	Original Issue Discount	Carrying Value (1)	Weighted Average Remaining Life (Years) (2)
Senior Term Loans	$334,502,935	$(3,427,388)	$331,075,547	2.1
Current expected credit loss reserve	-	-	(1,497,933)
Total loans held at carrying value, net	$334,502,935	$(3,427,388)	$329,577,614

(1)	The difference between the Carrying Value and the Outstanding Principal amount of the loans consists of unaccreted original issue discount and loan origination costs.
(2)	Weighted average remaining life is calculated based on the carrying value of the loans as of September 30, 2022.

	As of December 31, 2021
	Outstanding Principal (1)	Original Issue Discount	Carrying Value (1)	Weighted Average Remaining Life (Years) (2)
Senior Term Loans	$200,632,056	$(3,647,490)	$196,984,566	2.2
Current expected credit loss reserve	-	-	(134,542)
Total loans held at carrying value, net	$200,632,056	$(3,647,490)	$196,850,024

(1)	The difference between the Carrying Value and the Outstanding Principal amount of the loans consists of unaccreted original issue discount and loan origination costs
(2)	Weighted average remaining life is calculated based on the carrying value of the loans as of December 31, 2021

The following table presents changes in loans held for investment at carrying value as of and for the nine months ended September 30, 2022 as well as the period from March 30, 2021 (inception) to September 30, 2021:

	Principal (1)	Original Issue Discount	Current Expected Credit Loss Reserve	Carrying Value (1)
Balance at December 31, 2021	$200,632,056	$(3,647,490)	$(134,542)	$196,850,024
Loans contributed	-	-	-	-
New fundings	143,624,312	(2,180,593)	-	141,443,719
Principal repayment of loans	(6,892,654)	-	-	(6,892,654)
Accretion of original issue discount	-	2,139,972	-	2,139,972
Sale of loans	(6,957,500)	260,723	-	(6,696,777)
PIK Interest	4,096,721	-	-	4,096,721
Current expected credit loss reserve	-	-	(1,363,391)	(1,363,391)
Balance at September 30, 2022	$334,502,935	$(3,427,388)	$(1,497,933)	$329,577,614

(1)	The difference between the Carrying Value and the Outstanding Principal amount of the loans consists of unaccreted original issue discount, deferred loan fees and loan origination costs. Outstanding principal balance includes capitalized PIK interest, if applicable.

	Principal (1)	Original Issue Discount	Current Expected Credit Loss Reserve	Carrying Value (1)
Balance at March 30, 2021 (inception)	$-	$-	$-	$-
Loans contributed	32,589,907	(613,391)	-	31,976,516
New fundings	105,952,844	(1,778,500)	-	104,174,344
Principal repayment of loans	(9,582,613)	-	-	(9,582,613)
Accretion of original issue discount	-	276,838	-	276,838
Sale of loans	-	-	-	-
PIK Interest	278,079	-	-	278,079
Balance at September 30, 2021	$129,238,217	$(2,115,053)	$-	$127,123,164

(1)	The difference between the Carrying Value and the Outstanding Principal amount of the loans consists of unaccreted original issue discount, deferred loan fees and loan origination costs. Outstanding principal balance includes capitalized PIK interest, if applicable.

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

Estimating the CECL Reserve also requires significant judgment with respect to various factors, including (i) the appropriate historical loan loss reference data, (ii) the expected timing of loan repayments, (iii) calibration of the likelihood of default to reflect the risk characteristics of our loan portfolio, and (iv) our current and future view of the macroeconomic environment. From time to time, we may consider loan-specific qualitative factors on certain loans to estimate our CECL Reserve, which may include (i) whether cash from the borrower’s operations is sufficient to cover the debt service requirements currently and into the future, (ii) the ability of the borrower to refinance the loan and (iii) the liquidation value of collateral. For loans where we have deemed the borrower/sponsor to be experiencing financial difficulty, we may elect to apply a practical expedient, in which the fair value of the underlying collateral is compared to the amortized cost of the loan in determining a CECL Reserve.

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

In addition, we review each loan on a quarterly basis and evaluate the borrower’s ability to pay the monthly interest and principal, if required, as well as the loan-to-value (LTV) ratio. In considering the potential current expected credit loss, the Manager primarily considers significant inputs to our forecasting methods, which include (i) key loan-specific inputs such as the value of the real estate collateral, liens on equity (including the equity in the entity that holds the state-issued license to cultivate, process, distribute, or retail cannabis), presence of personal or corporate guarantees, among other credit enhancements, LTV ratio, ratio type (fixed or floating) and IRR, loan-term, geographic location, and expected timing and amount of future loan fundings, (ii) performance against the underwritten business plan and our internal loan risk rating and (iii) a macro-economic forecast. Estimating the enterprise value of our borrowers in order to calculate LTV ratios is often a significant estimate. We rely primarily on comparable transactions to estimate enterprise value of our portfolio companies and supplement such analysis with a multiple-based approach to enterprise value to revenue multiples of publicly-traded comparable companies obtained from S&P CapitalIQ as of the quarter end, to which we apply a private company discount based on our current borrower profile. These estimates may change in future periods based on available future macro-economic data and might result in a material change in our future estimates of expected credit losses for our loan portfolio.

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

The risk ratings are primarily based on historical data and current conditions specific to each portfolio company, as well as consideration of future economic conditions and each borrower’s estimated ability to meet debt service requirements. The declines in risk ratings shown in the following table from December 31, 2021 to September 30, 2022, are not due to any borrower specific credit issues relating to the borrowers, but rather, are primarily due to our quarterly re-evaluation of overall current macroeconomic conditions affecting our borrowers. This decline in risk ratings did not have a significant effect on the level of the current expected credit loss reserve because the loans continued to perform as expected and the fair value of the underlying collateral exceeded the amounts outstanding under the loans.

As of September 30, 2022 and December 31, 2021, the carrying value, excluding the CECL Reserve, of the Company’s loans within each risk rating by year of origination is as follows:

	As of September 30, 2022 (1)
Risk Rating	2022	2021	2020	2019	Total
1	$-	$20,542,981	$29,712,254	$-	$50,255,235
2	93,424,139	79,819,303	-	-	173,243,442
3	30,130,650	77,446,220	-	-	107,576,870
4	-	-	-	-	-
5	-	-	-	-	-
Total	$123,554,789	$177,808,504	$29,712,254	$-	$331,075,547

(1)	Amounts are presented by loan origination year with subsequent advances shown in the original year of origination.

	As of December 31, 2021 (1)
Risk Rating	2021	2020	2019	Total
1	$135,076,307	$32,242,114	$590,384	$167,908,805
2	29,075,761	-	-	29,075,761
3	-	-	-	-
4	-	-	-	-
5	-	-	-	-
Total	$164,152,068	$32,242,114	$590,384	$196,984,566

(1)	Amounts are presented by loan origination year with subsequent advances shown in the original year of origination.

Non-GAAP Measures and Key Financial Measures and Indicators

As a commercial real estate finance company, we believe the key financial measures and indicators for our business are Distributable Earnings, Adjusted Distributable Earnings, book value per share, and dividends declared per share.

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

The following table provides a reconciliation of GAAP net income to Distributable Earnings and Adjusted Distributable Earnings (in thousands, except per share data):

	For the three months ended September 30, 2022	For the three months ended September 30, 2021	For the nine months ended September 30, 2022	Period from March 30, 2021 (inception) to September 30, 2021
Net Income	$9,768,969	$4,067,521	$25,036,760	$5,136,072
Adjustments to net income
Non-cash equity compensation expense	84,891	-	328,356	-
Depreciation and amortization	138,549	25,206	379,644	41,918
Provision for current expected credit losses	306,885	-	1,403,892	-
Distributable Earnings	$10,299,294	$4,092,727	$27,148,652	$5,177,990
Adjustments to Distributable Earnings	-	-	-	-
Adjusted Distributable Earnings	10,299,294	4,092,727	27,148,652	5,177,990
Basic weighted average shares of common stock outstanding (in shares)	17,657,913	4,895,694	17,652,367	3,658,310
Adjusted Distributable Earnings per Weighted Average Share	$0.58	$0.84	$1.54	$1.42
Diluted weighted average shares of common stock outstanding (in shares)	17,752,290	4,895,694	17,747,612	3,658,310
Adjusted Distributable Earnings per Weighted Average Share	$0.58	$0.84	$1.53	$1.42

Book Value Per Share

The book value per share of our common stock as of September 30, 2022 and December 31, 2021 was approximately $15.23 and $15.13, respectively.

Liquidity and Capital Resources

Liquidity is a measure of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund and maintain our assets and operations, make distributions to our stockholders, and meet other general business needs. We use significant cash to invest in loans, repay principal and interest on our borrowings, make distributions to our stockholders, and fund our operations.

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

As of September 30, 2022 and December 31, 2021, all of our cash was unrestricted and totaled approximately $9.3 million and $80.2 million, respectively. We believe that our cash on hand, capacity available under our Revolving Loan, and cash flows from operations for the next twelve months will be sufficient to satisfy the operating requirements of our business through at least the next twelve months. The sources of financing for our target investments are described below.

Credit Facilities

In May 2021, in connection with our acquisition of our financing subsidiary, CAL, we were assigned a secured revolving credit facility (the “Revolving Loan”). The Revolving Loan had an aggregate borrowing base of up to $10,000,000 and bore interest, payable in cash in arrears, at a per annum rate equal to the greater of (x) Prime Rate plus 1.00% and (y) 4.75%. We incurred debt issuance costs of $100,000 related to the origination of the Revolving Loan, which were capitalized and are subsequently being amortized through maturity. The maturity date of the Revolving Loan was the earlier of (i) February 12, 2023 and (ii) the date on which the Revolving Loan is terminated pursuant to terms in the Revolving Loan agreement.

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

On May 12, 2022, we amended the Revolving Loan (the “Second Amendment”) which provides for an increase in the aggregate commitment from $45 million to $65 million. No other material terms of the Revolving Loan were modified as a result of the execution of the Second Amendment. As of September 30, 2022 and December 31, 2021, unamortized debt issuance costs related to the Revolving Loan and First and Second Amendments of $665,639 and $868,022, respectively, are recorded in other receivables and assets, net on the consolidated balance sheets.

On November 7, 2022, we amended the Revolving Loan (the “Third Amendment”), whereby we exercised the existing accordion feature of the Revolving Loan to increase the aggregate commitment by $27.5 million, from $65 million to $92.5 million. No other material terms of the Revolving Loan were modified as a result of the execution of the Third Amendment.

The Revolving Loan incurs unused fees at a rate of 0.25% per annum. During the nine month period ended September 30, 2022, we incurred $11,833 in unused fees in connection with the Second Amendment. For the period from January 1, 2022 to September 30, 2022, we borrowed $53.0 million against the Revolving Loan and incurred approximately $1.0 million in interest expense for the period then ended. In the future, we may use certain sources of financing to fund the origination or acquisition of our target investments, including credit facilities and other secured and unsecured forms of borrowing. These financings may be collateralized or non-collateralized and may involve one or more lenders. We expect that these facilities will typically have maturities ranging from two to five years and may accrue interest at either fixed or floating rates.

The First Amendment and the Second Amendment provide for certain affirmative covenants, including requiring us to deliver financial information and any notices of default, and conducting business in the normal course. Additionally, the Company must comply with certain financial covenants including: (1) maximum capital expenditures of $150,000, (2) maintaining a debt service coverage ratio greater than 1.35 to 1, and (3) maintaining a leverage ratio less than 1.50 to 1. To the best of our knowledge, as of September 30, 2022, we were in compliance in all material respects with the covenants with respect to the Revolving Loan.

During the period ended September 30, 2022, we borrowed $53.0 million against the Revolving Loan and had $53.0 million outstanding at September 30, 2022. For the period ended December 31, 2021 we did not borrow against the Revolving Loan and therefore had $0 outstanding under the Revolving Loan as of such date.

Capital Markets

We may seek to raise further equity capital and issue debt securities in order to fund our future investments in loans.

Cash Flows

The following table sets forth changes in cash for the nine months ended September 30, 2022 and the period March 30, 2021 (inception) to September 30, 2021, respectively:

	For the nine months ended September 30, 2022	Period from March 30, 2021 (inception) to September 30, 2021
	(unaudited)	(unaudited)
Net income	$25,036,760	$5,136,072
Adjustments to reconcile net income to net cash (used in) provided by operating activities and changes in operating assets and liabilities	(12,658,931)	7,105,497
Net cash provided by operating activities	12,377,829	12,241,569
Net cash used in investing activities	(120,724,572)	(94,591,731)
Net cash provided by financing activities	37,429,747	90,992,068
Change in cash and cash equivalents	$(70,916,996)	$8,641,906

Net Cash Provided by Operating Activities

For the nine months ended September 30, 2022, net cash provided by operating activities totaled approximately $12.4 million. For the nine months ended September 30, 2022, adjustments to net income related to operating activities primarily included accretion of deferred loan original issue discount and other discounts of approximately $2.1 million, PIK interest of approximately $4.1 million, provision for current expected credit losses of approximately $1.4 million, amortization of deferred financing costs relating to the revolving credit facility of $379,644, and stock-based compensation expense of $328,356. Additionally, other changes in operating assets and liabilities were approximately $8.5 million, of which approximately $9.9 million is attributable to interest reserves disbursed, a $529,544 increase in interest receivable, and a $172,699 increase in other receivables offset by a $545,127 increase in management fee payable and an approximately $1.6 million increase in accounts payable and other accrued expenses.

During the period March 30, 2021 (inception) through September 30, 2021, net cash provided by operating activities total approximately $12.2 million. For the period March 30, 2021 (inception) through September 30, 2021, adjustments to net income related to operating activities primarily included accretion of deferred loan original issue discount and other discounts of approximately $277,000, PIK interest of approximately $278,000, and amortization of deferred financing costs relating to the revolving credit facility of approximately $42,000. Additionally, other changes in operating assets and liabilities were approximately $7.6 million, of which approximately $6.6 million is attributable to new interest reserves, a $517,026 increase in interest receivable, a $84,384 increase in other assets, a $13,868 increase in other receivables, a $800,000 decrease in escrow payable, and an approximately $843,000 increase in accounts payable and other accrued expenses.

Net Cash Used in Investing Activities

For the nine months ended September 30, 2022, net cash used in investing activities totaled approximately $120.7 million. The net cash used in investing activities was primarily a result of the cash used for the origination and funding of loans held for investment of approximately $134.3 million, exceeding the cash received from the principal repayment of loans held for investment of approximately $6.9 million and approximately $6.7 million received from the sales of loans for the nine months ended September 30, 2022.

During the period March 30, 2021 (inception) through September 30, 2021, net cash used in investing activities totaled approximately $94.6 million. The cash used in investing activities was primarily a result of the cash used for the origination and funding of loans held for investment of approximately $104.2 million, exceeding the cash received from principal repayment of loans held for investment of approximately $9.6 million for the period March 30, 2021 (inception) through September 30, 2021.

Net Cash Provided by Financing Activities

For the nine months ended September 30, 2022, net cash provided by financing activities totaled approximately $37.4 million and related to drawdowns on the revolving credit facility of $53.0 million, approximately $4.5 million in proceeds received from the underwriters’ partial exercise of their over-allotment option, less approximately $19.9 million in dividends paid and offering costs relating to our initial public offering of approximately $24,000 and $177,261 in debt issuances costs paid,

During the period from March 30, 2021 (inception) through September 30, 2021, we received approximately $91.0 million in cash from financing activities related to proceeds received from the issuance of shares of our common stock of approximately $92.5 million offset by dividends paid of approximately $1.1 million and payment of deferred offering costs of approximately $485,000.

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

The following table summarizes the Company’s dividends declared during the nine months ended September 30, 2022.

	Record Date	Payment Date	Common Share Distribution Amount	Taxable Ordinary Income	Return of Capital	Section 199A Dividends
Regular cash dividend	3/31/2022	4/14/2022	$0.40	$0.40	$-	$0.40
Regular cash dividend	6/30/2022	7/15/2022	$0.47	$0.47	$-	$0.47
Regular cash dividend	9/30/2022	10/14/2022	$0.47	$0.47	$-	$0.47
Total cash dividend			$1.34	$1.34	$-	$1.34

Accounting Policies and Estimates

As of September 30, 2022, there were no significant changes in the application of our accounting policies or estimates from those presented in our annual report on Form 10-K. Refer to Note 2 to our consolidated financial statements for the nine months ended September 30, 2022, titled “Significant Accounting Policies” for information on recent accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks in the ordinary course of our business. These risks primarily relate to fluctuations in interest rates. Our loans are typically valued using a yield analysis, which is typically performed for non-credit impaired loans to borrowers. Changes in market yields may change the fair value of certain of our loans. Generally, an increase in market yields may result in a decrease in the fair value of certain of our loans, however this is mitigated to the extent our loans bear interest at a floating rate. As of September 30, 2022, we had 13 floating-rate loans, representing approximately 59.7% of our loan portfolio based on aggregate outstanding principal balances, most of which are subject to a prime rate floor. We estimate that a hypothetical 100 basis points increase in the prime rate would result in an increase in annual interest income of approximately $1.8 million and a 100 basis points decrease in prime rate would result in a decrease in annual interest income of approximately $1.9 million. Our loans generally have a prime rate floor of 3.25%.

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

These factors could lower our net interest income or cause a net loss during periods of rising interest rates, which would harm our financial condition, cash flows, and results of operations. As of September 30, 2022, all of our floating rate loans have interest rate floors, and one loan is subject to an interest rate cap.

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

Our analysis of risks is based on our Manager’s experience, estimates, models, and assumptions. These analyses rely on models which utilize estimates of fair value and interest rate sensitivity. Actual economic conditions or implementation of decisions by our Manager and our management may produce results that differ significantly from the estimates and assumptions used in our models and the projected results.

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

Risk Management

To the extent consistent with maintaining our REIT qualification and our exemption from registration under the Investment Company Act, we seek to manage risk exposure by closely monitoring our portfolio and actively managing the financing, interest rate, credit, prepayment, and convexity (a measure of the sensitivity of the duration of a loan to changes in interest rates) risks associated with holding our portfolio of loans. Generally, with the guidance and experience of our Manager:

●	we manage our portfolio through an interactive process with our Manager and generally service our self-originated loans through our Manager’s servicer;

●	we invest in a mix of floating-and fixed-rate loans to mitigate the interest rate risk associated with the financing of our portfolio;

●	we actively employ portfolio-wide and asset-specific risk measurement and management processes in our daily operations, including utilizing our Manager’s risk management tools such as software and services licensed or purchased from third-parties and proprietary analytical methods developed by our Manager; and

●	we seek to manage credit risk through our due diligence process prior to origination or acquisition and through the use of non-recourse financing, when and where available and appropriate. In addition, with respect to any particular target investment, prior to origination or acquisition our Manager’s investment team evaluates, among other things, relative valuation, comparable company analysis, supply and demand trends, shape-of-yield curves, delinquency and default rates, recovery of various sectors, and vintage of collateral.

Changes in Fair Value of Our Assets

We generally hold our target investments as long-term loans; however, we may occasionally classify some of our loans as held for sale. We may carry our loans at fair value or carrying value in our balance sheet. As of September 30, 2022 and December 31, 2021, none of our loans held for investment were carried at fair value.

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

Our ability to grow or maintain our business depends on state laws pertaining to the cannabis industry. New laws that are adverse to our borrowers may be enacted, and current favorable state or national laws or enforcement guidelines relating to cultivation, production, and distribution of cannabis may be modified or eliminated in the future, which would impede our ability to grow and could materially adversely affect our business.

Management’s plan to mitigate risks include monitoring the legal landscape as deemed appropriate. Also, should a loan default or otherwise be seized, we may be prohibited from owning cannabis assets and thus could not take possession of collateral, in which case we would look to sell the loan, which could result in us realizing a loss on the transaction.

While we believe the principal amounts of our loans are generally adequately protected by underlying collateral value, there is a risk that we will not realize the entire principal value of certain loans, particularly those not fully collateralized by real estate. In order to mitigate that risk, our loans are generally collateralized by other assets, such as equipment, receivables, licenses or other assets of the borrowers to the extent permitted by applicable laws and regulations. In addition, we seek to impose strict loan covenants and seek personal or corporate guarantees for additional protection. As of September 30, 2022, 96% of our portfolio is fully secured by real estate and 4% has limited or no real estate collateral. Our portfolio on average had real estate collateral coverage of 1.9x as of September 30, 2022, and substantially all of our loans are secured by equity pledges of the borrower and all asset liens.

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

Credit risk will also be addressed through our Manager’s on-going review, and loans will be monitored for variance from expected prepayments, defaults, severities, losses, and cash flow on a quarterly basis.

Our loan portfolio as of September 30, 2022 and December 31, 2021, was concentrated with the top three borrowers representing approximately 29.8% and 34.6% of the funded principal and approximately 28.1% and 31.9% of the total commitments to borrowers, respectively, and approximately 28.8% and 9.7% of the total interest income for the nine months ended September 30, 2022 and the period March 30, 2021 (inception) through September 30, 2021, respectively. The largest loan represented approximately 11.0% and 15.0% of the funded principal and approximately 10.3% and 12.8% of the total commitments as of September 30, 2022 and December 31, 2021, respectively.

Real Estate Risk

Commercial real estate loans are subject to volatility and may be affected adversely by a number of factors, including, but not limited to, national, regional and local economic conditions (which may be adversely affected by industry slowdowns and other factors); local real estate conditions; changes or continued weakness in specific industry segments; construction quality, age and design; demographic factors; and retroactive changes to building or similar codes. In addition, decreases in property values resulting from macro-environmental or industry-specific factors may reduce the value of the collateral and the potential proceeds available to a borrower to repay the underlying loan or loans, as the case may be, which warrant an increase in the reserve for current expected credit losses or could also cause us to suffer losses on existing real estate secured loans.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to provide reasonable assurance that information required to be disclosed in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the forms and rules of the SEC and that such information is accumulated and communicated to management, including the CEO and Interim CFO, to allow timely decisions regarding required disclosures.

In connection with the preparation of this quarterly report on Form 10-Q, our management, including the CEO and Interim CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2022. Based on that evaluation, our CEO and Interim CFO have concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of September 30, 2022 because of the material weaknesses in our internal control over financial reporting that were previously reported in our Annual Report on Form 10-K for the year ended December 31, 2021 (the “2021 10-K”). Such material weakness relates to inadequate design and implementation of information technology general controls that prevent the information systems from providing appropriate segregation of duties, and delivery of complete and accurate information consistent with financial reporting objectives and current needs. Additionally, as previously reported in the 2021 10-K, a control deficiency in our internal control over financial reporting was identified which constitutes a material weakness relating to inadequate design and implementation of controls relating to the development of our allowance for current expected credit losses.

We have taken certain measures to address the material weakness related to information technology general controls described above, including hiring additional personnel, engaging an independent fund administrator, and designing and implementing formal user access controls. Additionally, we have engaged a third-party vendor and are in the process of implementing a new ERP system conducive to segregation of duties and a more robust control environment.

Additionally, we have taken measures to address the material weakness related to the Company’s development of its reserve for current expected credit losses. These measures include designing and implementing more robust procedures and controls over the preparation and review of risk ratings and the estimation of enterprise value of our borrowers, as well as over the preparation and review over the development of reasonable and supportable forecasts of the performance of our borrowers and the related loans.

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

Notwithstanding the material weaknesses, the Company has concluded that the consolidated financial statements included in this report present fairly, in all material respects, the financial position of the Company as of September 30, 2022, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2022 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

In the normal course of business, we may be subject to various legal proceedings from time to time. We are not party to any material pending legal proceedings required to be disclosed pursuant to Item 103 of Regulation S-K.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021, and in Part II, “Item 1A. Risk Factors” in our Quarterly Report on Form 10-Q for the quarters ended March 31, 2022 and June 30, 2022, which could materially affect our business, financial condition and/or results of operations. Except to the extent updated below or to the extent additional factual information disclosed elsewhere in this Quarterly Report on Form 10-Q relates to such risk factors, there have been no material changes to the risk factors described in the “Risk Factors” sections in our Annual Report on Form 10-K for year ended December 31, 2021 and Quarterly Report on Form 10-Q for the quarters ended March 31, 2022 and June 30, 2022. The risks described in our Annual Report on Form 10-K and subsequent Quarterly Reports on Form 10-Q are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or results of operations.

Recent macroeconomic trends, including inflation and rising interest rates, may adversely affect our business, financial condition and results of operations.

During the nine months ended September 30, 2022, inflation in the United States has accelerated and is currently expected to continue at an elevated level in the near-term. Rising inflation could have an adverse impact on any variable rate debt we may incur in the future, and our general and administrative expenses, as these costs could increase at a rate higher than our interest income and other revenue. The Federal Reserve has recently started raising interest rates to combat inflation and restore price stability and it is expected that rates will continue to rise throughout the remainder of 2022. To the extent our borrowing costs increase faster than the interest income earned from our floating-rate loans, such increases may adversely affect our cash flows.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description of Exhibits
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Interim Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Interim Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHICAGO ATLANTIC REAL ESTATE FINANCE, INC.

Dated: November 9, 2022	By:	/s/ Anthony Cappell
Anthony Cappell
Chief Executive Officer
(Principal Executive Officer)

Dated: November 9, 2022	By:	/s/ Phillip Silverman
Phillip Silverman
Interim Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)