Form 10-K
period 2022-12-31
Chicago Atlantic Real Estate Finance, Inc.
filed 2023-03-09
CIK 1867949

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-41123

CHICAGO ATLANTIC REAL ESTATE FINANCE, INC.

(Exact name of Registrant as specified in its charter)

Maryland	86-3125132
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1680 Michigan Avenue, Suite 700
Miami Beach, FL	33139
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (312) 809-7002

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	REFI	NASDAQ Global Market

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☒	Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the Registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the Registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the Registrant’s common stock held by non-affiliates as of June 30, 2022 was approximately $264.2 million based upon the closing price reported for such date by the Nasdaq Global Market.

As of March 8, 2023, there were 18,081,731 shares of the Registrant’s common stock outstanding.

Documents Incorporated by Reference

Portions of the Registrant’s definitive Proxy Statement relating to the 2023 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission, are incorporated by reference in Part III of this Annual Report on Form 10-K to the extent described therein.

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

ii

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

iii

PART 1

ITEM 1. BUSINESS

Overview

We are a commercial real estate finance company. Our primary investment objective is to provide attractive, risk-adjusted returns for stockholders over time primarily through consistent current income dividends and other distributions and secondarily through capital appreciation. We intend to achieve this objective by originating, structuring and investing in first mortgage loans and alternative structured financings secured by commercial real estate properties. Our current portfolio is comprised primarily of senior secured loans to state-licensed operators in the cannabis industry. We expect cannabis lending will continue to be a principal investment strategy for the foreseeable future; however, we expect to also lend to or invest in companies or properties that are not related to the cannabis industry if they provide return characteristics consistent with our investment objective. From time to time, we may also invest in mezzanine loans, preferred equity or other forms of joint venture equity to the extent consistent with our exemption from registration under the Investment Company Act of 1940, as amended (the “Investment Company Act”) and maintaining our qualification as a real estate investment trust (“REIT”). We may enter into credit agreements with borrowers that permit them to incur debt that ranks equally with, or senior to, the loans we extend to such companies under such credit agreements. There is no assurance that we will achieve our investment objective. We commenced operations on March 30, 2021 and completed our initial public offering (“IPO”) in December 2021.

We believe that cannabis operators’ limited access to traditional bank and non-bank financing has provided attractive opportunities for us to make loans to companies that exhibit strong fundamentals but require more customized financing structures and loan products than regulated financial institutions can provide in the current regulatory environment. We believe that continued state-level legalization of cannabis for medical and adult use creates an increased loan demand by companies operating in the cannabis industry and property owners leasing to cannabis tenants. Furthermore, we believe we are differentiated from our competitors because we seek to target operators and facilities that exhibit lower-risk characteristics on a relative basis, which we believe include generally limiting exposure to ground-up construction, lending to cannabis operators with operational and/or profitable facilities, diversification of geographies and distribution channels, among other factors.

We are externally managed by Chicago Atlantic REIT Manager, LLC (our “Manager”). Our Manager and its affiliates seek to originate real estate loans between $5 million and $200 million, generally with one- to five-year terms and amortization when terms exceed three years. We generally act as co-lenders in such transactions and intend to hold up to $50 million of the aggregate loan amount, with the remainder to be held by affiliates or third party co-investors. We may revise such concentration limits from time to time as our loan portfolio grows. Other investment vehicles managed by our Manager or affiliates of our Manager may co-invest with us or hold positions in a loan where we have also invested, including by means of allocating commitments, participating in loans or other means of syndicating loans. We will not engage in a co-investment transaction with an affiliate where the affiliate has a senior position to the loan held by us. To the extent that an affiliate provides financing to one of our borrowers, such loans will be working capital loans or loans that are subordinate to our loans. We may also serve as co-lenders in loans originated by third parties and, in the future, we may also acquire loans or loan participations.

Our loans are generally secured by real estate and, when lending to owner-operators in the cannabis industry, also other collateral, such as equipment, receivables, intellectual property, licenses or other assets of the borrowers to the extent permitted by applicable laws and regulations governing such borrowers.

As of December 31, 2022, our portfolio is comprised primarily of first mortgages to established multi-state or single-state cannabis operators or property owners. We consider cannabis operators to be established if they are state-licensed and are deemed to be operational by the applicable state regulator. We do not own any warrants or other forms of equity in any of our portfolio companies that are involved in the cannabis industry, and we will not take warrants or equity in such issuers until permitted by applicable laws and regulations, including U.S. federal laws and regulations.

We impose strict loan covenants and seek personal or corporate guarantees for additional protection. As of December 31, 2022, 13.6% of the loans held in our portfolio are backed by personal or corporate guarantees. We aim to maintain a diversified portfolio across jurisdictions and across verticals, including cultivators, processors, dispensaries, and other businesses ancillary thereto. In addition, we may invest in borrowers that have equity securities that are publicly traded on the Canadian Stock Exchange (“CSE”) in Canada and/or over-the-counter in the United States.

We are an externally managed Maryland corporation that elected to be taxed as a REIT under Section 856 of the Internal Revenue Code of 1986, as amended (the “Code”), commencing with our taxable year ended December 31, 2021. We believe that we have qualified as a REIT and that our method of operations will enable us to continue to qualify as a REIT. However, no assurances can be given that our beliefs or expectations will be fulfilled, since qualification as a REIT depends on us continuing to satisfy numerous asset, income and distribution tests described under “—U.S. Federal Income Tax Considerations — Taxation,”, which in turn depend, in part, on our operating results. We also intend to operate our business in a manner that will permit us and our subsidiaries to maintain one or more exclusions or exemptions from registration under the Investment Company Act.

Our Manager

We are externally managed by our Manager pursuant to our Management Agreement. Our senior management team is provided by our Manager and includes John Mazarakis, our Executive Chairman, Anthony Cappell, our Chief Executive Officer, Dr. Andreas Bodmeier, our Co-President and Chief Investment Officer, and Peter Sack, our Co-President. Our Manager is supported by additional investment professionals with significant expertise in executing our investment strategy and accounting, operational, and legal professionals.

Our Manager’s Investment Committee, which is comprised of John Mazarakis, Anthony Cappell, Dr. Andreas Bodmeier, and Peter Sack, advises and consults with our Manager and its investment professionals with respect to our investment strategy, portfolio construction, financing, investment guidelines, and risk management, and approves all of our investments. The investment professionals of our Manager have over 100 years of combined experience in private credit, real estate lending, retail, real estate acquisitions and development, investment advice, risk management, and consulting. Collectively, the investment professionals have originated, underwritten, structured, documented, managed, or syndicated over $8.0 billion in credit and real estate transactions, which includes loans to cannabis operators, loans to companies engaged in activities unrelated to cannabis, as well as commercial real estate loans. The depth and breadth of the management and investment team allows our Manager to address all facets of our operations.

Pursuant to our Management Agreement with our Manager, our Manager manages our loan portfolio and our day-to-day operations, subject at all times to the further terms and conditions set forth in our Management Agreement and such further limitations or parameters as may be imposed from time to time by our board of directors (our “Board”). Under our Management Agreement, our Manager has contractual responsibilities to us, including to provide us with a management team (whether our Manager’s own employees or individuals for which our Manager has contracted with other parties to provide services to its clients), who will be our executive officers, and the Manager’s Investment Committee. Our Manager will use its commercially reasonable efforts to perform its duties under our Management Agreement.

The initial term of our Management Agreement is for three years and shall continue until May 1, 2024. After the initial term, our Management Agreement shall automatically renew every year for an additional one-year period, unless we or our Manager elect not to renew. Our Management Agreement may be terminated by us or our Manager under certain specified circumstances.

The following table summarizes the compensation, fees and expense reimbursements that we pay to our Manager under our Management Agreement. A portion or all of the fees may be paid in shares of our common stock, at the sole discretion of our Manager.

Type	Description	Payment
Base Management Fees	An amount equal to 0.375% (1.50% on an annualized basis) of our Equity (as defined below), determined as of the last day of each quarter, reduced by an amount equal to 50% of the pro rata amount of origination fees, structuring fees, or underwriting fees earned and paid to our Manager during the applicable quarter for loans that were originated on our behalf by our Manager. Our Equity, for purposes of calculating the Base Management Fees, could be greater than or less than the amount of stockholders’ equity shown on our consolidated financial statements. The Base Management Fees are payable independent of the performance of our loan portfolio.	Quarterly in arrears.

Incentive Compensation (the “Incentive Compensation” or “Incentive Fees”)	Our Manager is entitled to incentive compensation (the “Incentive Compensation” or “Incentive Fees”) which is calculated and payable in cash with respect to each calendar quarter (or part thereof that the management agreement is in effect) in arrears in an amount, not less than zero, equal to the excess of (1) the product of (a) 20% and (b) the excess of (i) our Core Earnings for the previous 12-month period, over (ii) the product of (A) our Equity in the previous 12-month period, and (B) 8% per annum, over (2) the sum of any incentive compensation paid to our Manager with respect to the first three calendar quarters of such previous 12-month period; provided, however, that no incentive compensation is payable with respect to any calendar quarter unless Core Earnings for the 12 most recently completed calendar quarters in the aggregate is greater than zero.	Quarterly in arrears.

Expense Reimbursement	We pay all of our costs and expenses and reimburse our Manager or its affiliates for expenses of our Manager and its affiliates paid or incurred on our behalf, excepting only those expenses that are specifically the responsibility of our Manager pursuant to our Management Agreement. Pursuant to our Management Agreement, and subject to review by the Compensation Committee of our Board, we reimburse our Manager or its affiliates, as applicable, for our fair and equitable allocable share of the compensation, including annual base salary, bonus, any related withholding taxes and employee benefits, paid to (i) our Manager’s personnel serving as our Chief Executive Officer or any of our other officers, based on the percentage of his or her time spent devoted to our affairs and (ii) other corporate finance, tax, accounting, internal audit, legal, risk management, operations, compliance and other non-investment personnel of our Manager and its affiliates who spend all or a portion of their time managing our affairs, with the allocable share of the compensation of such personnel described in this clause (ii) being as reasonably determined by our Manager to appropriately reflect the amount of time spent devoted by such personnel to our affairs. The service by any personnel of our Manager and its affiliates as a member of the Manager’s Investment Committee will not, by itself, be dispositive in the determination as to whether such personnel is deemed “investment personnel” of our Manager and its affiliates for purposes of expense reimbursement.	Monthly in cash.

Termination Fee	Equal to three times the sum of (i) the annualized average quarterly Base Management Fee and (ii) the annualized average quarterly Incentive Compensation, in each case, earned by our Manager during the 24-month period immediately preceding the most recently completed fiscal quarter prior to the date of termination. Such fee shall be payable upon termination of our Management Agreement in the event that (i) we decline to renew our Management Agreement, without cause, upon 90 days’ prior written notice and the affirmative vote of at least a majority of our independent directors that there has been unsatisfactory performance by our Manager that is materially detrimental to us taken as a whole, or (ii) our Management Agreement is terminated by our Manager (effective upon 60 days’ prior written notice) based upon our default in the performance or observance of any material term, condition or covenant contained in our Management Agreement and such default continuing for a period of 30 days after written notice thereof specifying such default and requesting that the same be remedied in such 30-day period.	Upon specified termination in cash.

Summary Compensation Table

	Year ended December 31, 2022	For the period from May 1, 2021 to December 31, 2021(1)(2)
Base Management Fees	$2,783,274	$1,422,090
Incentive Fees	3,778,813	--
Expense Reimbursement	3,137,861	244,720
Total	$9,699,948	$1,666,810

(1)	We entered into our Management Agreement with our Manager on May 1, 2021.

(2)	Pursuant to Fee Waiver Letter Agreements executed by our Manager, dated June 30, 2021 and September 30, 2021, all Base Management Fees that would have been payable to our Manager for the period from May 1, 2021 to September 30, 2021 were voluntarily waived and are not subject to recoupment at a later date. Additionally, pursuant to a Fee Waiver Letter Agreement executed by our Manager, dated December 31, 2021, all Incentive Compensation that would have been payable to our Manager for the period from October 1, 2021 to December 31, 2021, as well as a portion of reimbursable expenses incurred during the period from October 1, 2021 to December 31, 2021, were voluntarily waived and are not subject to recoupment at a later date.

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

Leading Cannabis Lending Platform. Chicago Atlantic Group, LLC (our “Sponsor”) and its affiliates have originated and closed 52 loans totaling approximately $1.8 billion to companies operating in the cannabis industry, making their first loan to a cannabis operator in April 2019. We believe we are a leading capital provider in the cannabis ecosystem with the requisite domain expertise, deep relationships, nimble execution capabilities, stringent underwriting standards, and strong risk analytics to become the lender of choice in the industry. We believe our broad network of deep relationships allows us to originate a substantial number of loans that are not broadly marketed. We believe we are differentiated from our competitors because we seek to target operators and facilities that exhibit lower-risk characteristics on a relative basis, which we believe include generally limiting exposure to ground-up construction, lending to cannabis operators with operational and profitable facilities, diversification of geographies and distribution channels, among other factors.

Sizable Portfolio with Compelling Risk-Adjusted Returns That is Secured by Different Types of Collateral. We believe our current portfolio investments have attractive risk-adjusted returns. As of December 31, 2022, the yield to maturity (“YTM”) IRR on our loans is 19.7% on a weighted average basis and ranges from 14.2% to 25.9% through coupons, OID, unused fees, and exit fees. Our loans are primarily secured by real property and certain personal property, including licenses, equipment, and other assets to the extent permitted by applicable laws and the regulations governing our borrowers.

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

Nimble Execution. We believe we have nimble execution capabilities, with the ability to redeploy capital more quickly than the typical REIT land ownership models because we offer shorter terms on our loans than typical equity REITs. Our current portfolio as of February 28, 2023 has an average maturity of 2.0 years with significant prepayment protections, whereas we believe that certain competitors with typical equity REIT land ownership models have long-term leases averaging approximately 16 years. The duration of our loans, as compared to the length of leases usually employed by equity REITs, allows us to redeploy our capital with more flexibility as market changes occur instead of being locked in for longer periods of time. This model also allows our borrowers to retain control of their real estate assets, which is important to their businesses and allows for more flexibility regarding their capital structure.

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

We intend to continue providing financing to state-licensed cannabis cultivators, processors, distributors, retailers, vertically-integrated cannabis firms, non-plant touching manufacturers, suppliers, and service providers to such industries, and other businesses ancillary thereto, located in the U.S. and Canada. We will continue to focus on operators with strong collateral, in the form of real estate, equipment and receivables owned by the borrower, and may opportunistically invest in “all asset lien” cash flow loans, to the extent that allows us to maintain our qualification as a REIT, with a strict focus on adhering to conservative underwriting criteria. Our Manager will regularly evaluate loans and intends to retain an independent third-party valuation firm to provide input on the valuation of unquoted assets, which our Manager considers along with various other subjective and objective factors when making any such evaluation. The collateral underlying our loans is located in states in the U.S. that we believe have attractive regulatory environments for companies operating in the cannabis industry, economic conditions and commercial real estate fundamentals.

An evaluation of the real estate and other collateral is an important part of our Manager’s underwriting process, but we may be limited in our ability to foreclose on certain collateral. If we expect that exercising rights and remedies available to us would lead to a lower recovery, we may instead seek to sell a defaulted loan to a third party or force the sale of collateral underlying the loan as permitted in our standard loan agreements. There may be no readily available market for our loans, so we can provide no assurances that a third party would buy such loans or that the sales price of such loans would be sufficient to recover our outstanding principal balance. For more information, see “Risk Factors — Certain assets of our borrowers may not be used as collateral or transferred to us due to applicable state laws and regulations governing the cannabis industry, and such restrictions could negatively impact our profitability.”

We may diversify our portfolio by also lending or investing in properties that are not related to the cannabis industry if they provide return characteristics consistent with our investment objective. From time to time, we may invest in mezzanine loans, preferred equity or other forms of joint venture equity.

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

Manager’s Investment Committee

The Manager’s Investment Committee overseeing the loan portfolio and the loan origination process for us is focused on managing our credit risk through a comprehensive investment review process. As part of the investment process, the Manager’s Investment Committee must approve each loan before commitment papers are issued.

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

Our Portfolio

Overview

As of February 28, 2023, loans to 24 different borrowers comprise our portfolio, totaling approximately $364.1 million in total principal amount, with approximately $14.9 million in potential future fundings to such borrowers. As of February 28, 2023, our loan portfolio had a weighted-average yield-to-maturity internal rate of return (“YTM IRR”) of 19.1% and was secured by real estate and, with respect to certain of our loans, substantially all assets in the borrowers and certain of their subsidiaries, including equipment, receivables, and licenses. The YTM IRR on our loans is designed to present the total annualized return anticipated on the loans if such loans are held until they mature, which is consistent with our operating strategy. YTM IRR summarizes various components of such return, such as cash interest, paid-in-kind interest, original issue discount, and exit fees, in one measure that is comparable across loans. YTM IRR is calculated using various inputs, including (i) cash and paid-in-kind (“PIK”) interest, which is capitalized and added to the outstanding principal balance of the applicable loan, (ii) original issue discount (“OID”), (iii) amortization, (iv) unused fees, and (v) exit fees. Certain of our loans have extension fees, which are not included in our YTM IRR calculations, but may increase YTM IRR if such extension options are exercised by borrowers.

As of February 28, 2023, approximately 83.9% of our portfolio was comprised of floating rate loans, and 16.1% of our portfolio was comprised of fixed rate loans. As of such date, all of our loans had prepayment penalties.

The table below summarizes our loan portfolio as of February 28, 2023.

Loan	Initial Funding Date (1)	Maturity Date (2)	Total Commitment (3)	Principal Balance(12)	Carrying Value	Percentage of Our Loan Portfolio	Future Fundings	Interest Rate (4)	Periodic Payment (5)	YTM IRR (6)
1	10/27/2022	10/30/2026	$30,000,000	$30,000,000	$29,159,590	8.3%	-	P + 6.50%(7)	I/O	16.6%
2	3/5/2021	12/31/2024	35,891,667	37,420,310	37,265,404	10.6%	-	P + 6.65%(7)(8) Cash, 4.25% PIK	P&I	17.8%
3(11)	3/25/2021	11/29/2024	20,105,628	20,855,220	20,504,314	5.8%	-	13.91% Cash(7), 2.59% PIK	P&I	23.1%
4(9)	4/19/2021	12/31/2023	12,900,000	12,591,490	12,591,490	3.6%	-	18.72%(7)(9)	P&I	23.0%
5	4/19/2021	4/30/2025	3,500,000	2,006,000	2,006,000	0.6%	1,494,000	P + 12.25%(7)	P&I	24.2%
6	5/28/2021	5/31/2025	12,900,000	13,445,867	13,445,867	3.8%	-	P + 10.75%(7) Cash, 4% PIK(10)	P&I	22.7%
7	8/20/2021	2/20/2024	6,000,000	4,331,250	4,327,038	1.2%	1,500,000	P + 9.00%(7)	P&I	16.0%
8	8/24/2021	6/30/2025	25,000,000	25,520,866	25,284,014	7.2%	-	P + 6.00%(7) Cash, 2.5% PIK	P&I	17.9%
9	9/1/2021	9/1/2024	9,500,000	10,239,235	10,138,952	2.9%	-	18.75% PIK	P&I	25.8%
10	9/3/2021	6/30/2024	15,000,000	15,857,049	15,857,049	4.5%	-	P + 10.75%(7) Cash, 6% PIK	P&I	23.7%
11	9/20/2021	9/30/2024	470,411	261,339	261,339	0.1%	-	11.00%	P&I	21.4%
12	9/30/2021	9/30/2024	32,000,000	32,702,007	32,107,342	9.1%	-	P + 8.75%(7) Cash, 2% PIK	I/O	21.5%
13	11/8/2021	10/31/2024	20,000,000	19,800,000	19,623,805	5.6%	-	P + 9.25%(7) Cash	P&I	17.5%
14	11/22/2021	11/1/2024	13,100,000	13,134,958	13,015,867	3.7%	-	P + 6.00%(7) Cash, 1.5% PIK	I/O	18.3%
15	12/27/2021	12/27/2026	5,000,000	5,194,514	5,194,514	1.5%	-	P + 12.25%(7) Cash, 2.5% PIK	P&I	23.4%
16	12/29/2021	12/29/2023	6,000,000	3,804,161	3,763,229	1.1%	2,400,000	P + 7.50%(7) Cash, 5% PIK	I/O	26.8%
17	12/30/2021	12/31/2024	13,000,000	7,275,000	7,227,142	2.1%	5,500,000	P + 9.25%(7)	I/O	20.0%
18	1/18/2022	1/31/2025	15,000,000	15,000,000	14,748,354	4.2%	-	P + 4.75%(7)	P&I	14.2%
19	2/3/2022	2/28/2025	12,500,000	12,573,829	12,326,644	3.5%	-	P + 8.25%(7) Cash, 3% PIK	P&I	25.9%
20	3/11/2022	8/29/2025	20,000,000	20,536,864	20,462,116	5.8%	-	11% Cash, 3% PIK	P&I	15.3%
21	5/9/2022	5/30/2025	17,000,000	17,368,524	17,239,160	4.9%	-	11% Cash, 2% PIK	P&I	14.7%
22	7/1/2022	7/26/2026	9,000,000	5,089,851	5,012,786	1.4%	4,000,000	P + 8.50%(7) Cash, 3% PIK	P&I	24.6%
23	1/24/2023	1/24/2026	11,250,000	11,253,500	10,583,427	3.0%	-	P + 5.75%(7) Cash, 1.4% PIK	P&I	17.8%
24	10/26/2022	4/28/2023	19,000,000	19,000,000	19,000,000	5.4%	-	22.00%	I/O	11.8%
		Subtotal	$364,117,706	$355,261,834	$351,145,443	100.0%	$14,894,000	17.6%	Wtd Average	19.1%

(1)	All loans originated prior to April 1, 2021 were purchased from affiliated entities at fair value plus accrued interest on or subsequent to April 1, 2021.

(2)	Certain loans are subject to contractual extension options and may be subject to performance based on other conditions as stipulated in the loan agreement. Actual maturities may differ from contractual maturities stated herein as certain borrowers may have the right to prepay with or without a contractual prepayment penalty. The Company may also extend contractual maturities and amend other terms of the loans in connection with loan modifications.

(3)	Total Commitment excludes future amounts to be advanced at sole discretion of the lender.

(4)	“P” = Prime Rate and depicts floating rate loans that pay interest at the Prime Rate plus a specific percentage; “PIK” = paid-in-kind interest; subtotal represents weighted average interest rate.

(5)	P&I = principal and interest. I/O = interest only. P&I loans may include interest only periods for a portion of the loan term.

(6)	Estimated YTM includes a variety of fees and features that affect the total yield, which may include, but is not limited to, OID, exit fees, prepayment fees, unused fees and contingent features. OID is recognized as a discount to the funded loan principal and is accreted to income over the term of the loan. The estimated YTM calculations require management to make estimates and assumptions, including, but not limited to, the timing and amounts of loan draws on delayed draw loans, the timing and collectability of exit fees, the probability and timing of prepayments and the probability of contingent features occurring. For example, certain credit agreements contain provisions pursuant to which certain PIK interest rates and fees earned by us under such credit agreements will decrease upon the satisfaction of certain specified criteria which we believe may improve the risk profile of the applicable borrower. To be conservative, we have not assumed any prepayment penalties or early payoffs in our estimated YTM calculation. Estimated YTM is based on current management estimates and assumptions, which may change. Actual results could differ from those estimates and assumptions.

(7)	This Loan is subject to Prime Rate floor.

(8)	This Loan is subject to an interest rate cap.

(9)	The aggregate loan commitment to Loan #4 includes a $10.9 million initial commitment which has a base interest rate of 15.00% and a second commitment of $2.0 million which has an interest rate of 39%. The statistics presented reflect the weighted average of the terms under all advances for the total aggregate loan commitment.

(10)	Subject to adjustment not below 2% if borrower receives at least two consecutive quarters of positive cash flow after the closing date.

(11)	The aggregate loan commitment to Loan #3 includes a $15.9 million initial commitment which has a base interest rate of 13.625%, 2.75% PIK and a second commitment of $4.2 million which has an interest rate of 15.00%, 2.00% PIK. The statistics presented reflect the weighted average of the terms under all advances for the total aggregate loan commitment.

(12)	Principal as of February 28, 2023 excludes any accrued PIK interest from February 1, 2023 through February 28, 2023 for loans which PIK interest is a component of interest rate.

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

The table below represents the real estate collateral securing our loans as of December 31, 2022. The real estate collateral values in the table below were measured at the time of underwriting and based on various sources of data available at such time. In addition, the real estate that secures our loans is appraised by a third party at least once a year, or more frequently as needed.

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

Loan	Investment [1]	Location	Property Type	Principal Balance as of December 31, 2022	Implied Real Estate Collateral for REIT[2]	Our Real Estate Collateral Coverage as of December 31, 2022[4]
1	Senior Real Estate Corporate Loan [3]	Various	Retail/Industrial	$30,000,000	$5,236,286	0.2	x
2	Senior Real Estate Corporate Loan	Michigan	Retail/Industrial	37,283,861	92,361,533	2.5	x
3	Senior Real Estate Corporate Loan [3]	Various	Retail/Industrial	20,809,353	19,356,702	0.9	x
4	Senior Real Estate Corporate Loan [3]	Arizona	Industrial	12,849,490	23,900,000	1.9	x
5	Senior Real Estate Corporate Loan	Massachusetts	Retail/Industrial	1,856,000	900,000	0.5	x
6	Senior Real Estate Corporate Loan	Pennsylvania	Industrial	13,399,712	19,400,000	1.4	x
7	Senior Real Estate Corporate Loan [3]	Michigan	Retail/Industrial	4,359,375	14,800,000	3.4	x
8	Senior Real Estate Corporate Loan [3]	Various	Retail/Industrial	25,466,043	59,958,707	2.4	x
9	Senior Real Estate Corporate Loan [3]	West Virginia	Retail/Industrial	10,086,382	15,360,000	1.5	x
10	Senior Real Estate Corporate Loan [3]	Pennsylvania	Retail/Industrial	15,775,542	16,750,000	1.1	x
11	Senior Loan [3]	Michigan	Retail	274,406	5,400,000	19.7	x
12	Senior Real Estate Corporate Loan [3]	Maryland	Industrial	32,645,784	33,440,000	1.0	x
13	Senior Real Estate Corporate Loan [3]	Various	Retail/Industrial	20,000,000	78,140,000	3.9	x
14	Senior Real Estate Corporate Loan	Michigan	Retail/Industrial	13,118,014	40,703,272	3.1	x
15	Senior Real Estate Corporate Loan	Various	Retail/Industrial	5,194,167	-	0.0	x
16	Senior Real Estate Corporate Loan [3]	Michigan	Retail/Industrial	3,787,852	9,760,000	2.6	x
17	Senior Real Estate Corporate Loan [3]	Various	Retail/Industrial	7,387,500	-	0.0	x
18	Senior Real Estate Corporate Loan	Florida	Retail/Industrial	15,000,000	37,525,000	2.5	x
19	Senior Real Estate Corporate Loan	Ohio	Retail/Industrial	30,837,950	32,790,000	1.1	x
20	Senior Real Estate Corporate Loan	Florida	Retail/Industrial	20,483,947	28,000,000	1.4	x
21	Senior Real Estate Corporate Loan [3]	Missouri	Retail/Industrial	17,337,220	27,580,000	1.6	x
22	Senior Real Estate Corporate Loan	Illinois	Retail/Industrial	5,076,736	10,400,000	2.0	x
				$343,029,334	$571,761,500	1.7	x

(1)	Senior Real Estate Corporate Loans are structured as loans to owner operators secured by real estate. Senior Loans are loans to a property owner and leased to third party tenant.

(2)	Real estate is based on appraised value as is, or on a comparable cost basis, as completed. The real estate values shown in the collateral table are estimates by a third-party appraiser of the market value of the subject real property in its current physical condition, use, and zoning as of the appraisal date. The appraisals assume that the highest and best use is use as a cannabis cultivator or dispensary, as applicable. The appraisals recognize that the current use is highly regulated by the state in which the property is located; however, there are sales of comparable properties that demonstrate that there is a market for such properties. The appraisals utilize these comparable sales for the appraised property’s value in use. For properties used for cannabis cultivation, the appraisals use similar sized warehouses in their conclusion of the subject’s “as-is” value without licenses to cultivate cannabis. However, the appraised value is assumed to be realized from a purchase by another state-licensed cannabis operator or a third-party purchaser that would lease the subject property to a state-licensed cannabis operator. The regulatory requirements related to real property used in cannabis-related operations may cause significant delays or difficulties in transferring a property to another cannabis operator, as the state regulator may require inspection and approval of the new tenant/user.

(3)	Certain affiliated co-lenders subordinated their interest in the real estate collateral to the Company, thus increasing the collateral coverage for the applicable loan.

(4)	The real estate collateral coverage ratio represents a weighted average real estate collateral coverage ratio.

Further, the value may also be determined using the income approach, based on market lease rates for comparable properties, whether dispensaries or cultivation facilities. It indicates the value to a third-party owner that leases to a dispensary or cultivation facility.

Finally, the appraisal contains a value based on the cost for another operator to construct a similar facility, which we refer to as the “cost approach.” We believe the cost approach provides an indication of what another state-licensed operator would pay for a separate facility instead of constructing it itself.

The appraisal’s opinion of value reflects current conditions and the likely actions of market participants as of the date of appraisal. It is based on the available information gathered and provided to the appraiser and does not predict future performance. Changing market or property conditions can and likely will have an effect on the subject’s value.

Revolving Credit Facility

In May 2021, in connection with the Company’s acquisition of its wholly-owned financing subsidiary, Chicago Atlantic Lincoln, LLC (“CAL”), the Company was assigned a secured revolving credit facility (the “Revolving Loan”). The Revolving Loan had an original aggregate borrowing base of up to $10,000,000 and bore interest, payable in cash in arrears, at a per annum rate equal to the greater of (x) Prime Rate plus 1.00% and (y) 4.75%. The Company incurred debt issuance costs of $100,000 related to the origination of the Revolving Loan, which were capitalized and are subsequently being amortized through maturity. The maturity date of the Revolving Loan was the earlier of (i) February 12, 2023 and (ii) the date on which the Revolving Loan is terminated pursuant to terms in the Revolving Loan Agreement.

On December 16, 2021, CAL entered into an amended and restated Revolving Loan agreement (the “First Amendment and Restatement”). The First Amendment and Restatement increased the loan commitment from $10,000,000 to $45,000,000 and decreased the interest rate, from the greater of the (1) Prime Rate plus 1.00% and (2) 4.75% to the greater of (1) the Prime Rate plus the applicable margin and (2) 3.25%. The applicable margin is derived from a floating rate grid based upon the ratio of debt to equity of CAL and increases from 0% at a ratio of 0.25 to 1 to 1.25% at a ratio of 1.5 to 1. The First Amendment and Restatement also extended the maturity date from February 12, 2023 to the earlier of (i) December 16, 2023 and (ii) the date on which the Revolving Loan is terminated pursuant to the terms of the Revolving Loan agreement. The Company has the option to extend the initial term for an additional one-year term, provided no events of default exist and the Company provides the required notice of the extension pursuant to the First Amendment and Restatement. The Company incurred debt issuance costs of $859,500 related to the First Amendment and Restatement, which were capitalized and are subsequently being amortized through maturity.

On May 12, 2022, CAL entered into a second amended and restated Revolving Loan agreement (the “Second Amendment and Restatement”). The Second Amendment and Restatement increased the loan commitment from $45,000,000 to $65,000,000. No other material terms of the Revolving Loan were modified as a result of the execution of the Second Amendment and Restatement. The Company incurred debt issuance costs of $177,261 related to the Second Amendment and Restatement, which were capitalized and are subsequently amortized through maturity.

On November 7, 2022, CAL entered into a third amended and restated Revolving Loan agreement (the “Third Amendment and Restatement”). The Third Amendment and Restatement increased the loan commitment from $65,000,000 to $92,500,000. No other material terms of the Revolving Loan were modified as a result of the execution of the Third Amendment and Restatement. The Company incurred debt issuance costs of $323,779 related to the Third Amendment and Restatement, which were capitalized and are subsequently amortized through maturity. As of December 31, 2022 and 2021, unamortized debt issuance costs related to the Revolving Loan and the First, Second and Third Amendments and Restatements of $805,596 and $868,022, respectively, are recorded in other receivables and assets, net on the consolidated balance sheets.

The Revolving Loan incurs unused fees at a rate of 0.25% per annum which began on July 1, 2022 pursuant to the Second Amendment and Restatement. Additionally, during the year ended December 31, 2022, the Company borrowed $58.0 million against the Revolving Loan, which incurred an effective interest rate of 7.75% including the unused fee rate of 0.25%, and $34.5 million available under the Revolving Loan.

The Third Amendment and Restatement provides for certain affirmative covenants, including requiring us to deliver financial information and any notices of default, and conducting business in the normal course. Additionally, the Company must comply with certain financial covenants including: (1) maximum capital expenditures of $150,000, (2) maintaining a debt service coverage ratio greater than 1.35 to 1, and (3) maintaining a leverage ratio less than 1.50 to 1. As of December 31, 2022, we were in compliance with all financial covenants with respect to the Revolving Loan.

On February 27, 2023, CAL entered into the First Amendment to the Third Amended and Restated Loan and Security Agreement. This amendment extended the contractual maturity date of the Revolving Loan until December 16, 2024. The Company retained its option to extend the initial term for an additional one-year period, provided no events of default exist and the Company provides 365 days’ notice of the extension pursuant to this amendment.

As of December 31, 2022, we had an outstanding balance of $58.0 million and $34.5 million available under the Revolving Loan.

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

Under the Obama administration, the DOJ previously issued memoranda, including the so-called “Cole Memo” on August 29, 2013, providing internal guidance to federal prosecutors concerning enforcement of federal cannabis prohibitions under the CSA. This guidance essentially characterized use of federal law enforcement resources to prosecute those complying with state laws allowing the use, manufacture and distribution of cannabis as an inefficient use of such federal resources where states have enacted laws legalizing cannabis in some form and have also implemented strong and effective regulatory and enforcement systems to control the cultivation, processing, distribution, sale and possession of cannabis. Conduct in compliance with those laws and regulations was not a priority for the DOJ. Instead, the Cole Memo identified a list of federal enforcement priorities, including preventing interstate diversion or distribution of cannabis to minors, to focus enforcement efforts against operations that implicated these priorities.

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

One legislative safeguard for the medical cannabis industry, appended to federal appropriations legislation, remains in place. Commonly referred to as the “Rohrabacher-Blumenauer” or “Rohrabacher-Farr” Amendment, this so-called “rider” provision has been appended to the Consolidated Appropriations Acts since 2015. Under the terms of the Rohrabacher-Blumenauer rider, the federal government is prohibited from using congressionally appropriated funds to enforce federal cannabis laws against regulated medical cannabis actors operating in compliance with state and local law. On December 27, 2020, Congress passed an omnibus spending bill that again included the Rohrabacher-Blumenauer Amendment, extending its application until September 30, 2021. The amendment was recently renewed through September 2023 as a rider to the 2022 Consolidated Appropriations Act. There is no assurance that Congress will approve inclusion of a similar prohibition on DOJ spending in the appropriations bills for future years. In United States v. McIntosh, the United States Circuit Court of Appeals for the Ninth Circuit held that this provision prohibits the DOJ from spending funds from relevant appropriations acts to prosecute individuals who engage in conduct permitted by state medical-use cannabis laws and who “strictly” comply with such laws. However, the Ninth Circuit’s opinion, which only applies in the states of Alaska, Arizona, California, Hawaii and Idaho, also held that persons who do not strictly comply with all state laws and regulations regarding the distribution, possession and cultivation of medical-use cannabis have engaged in conduct that is unauthorized, and in such instances the DOJ may prosecute those individuals. Similarly, the United States Circuit Court for the First Circuit also considered the Rohrabacher-Blumenauer amendment in United States v. Bilodeau and likewise concluded that the Amendment does not prohibit federal prosecution of persons and entities engaged in medical cannabis operations that violate state law. In that same opinion, however, the Court concluded that “strict” compliance with the law is not necessary, such that technical noncompliance could not lead to prosecution.

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

Despite these laws, the U.S. Department of the Treasury’s Financial Crimes Enforcement Network (“FinCEN”) issued a memorandum on February 14, 2014 (the “2014 FinCEN Memorandum”) outlining the pathways for financial institutions to bank state-sanctioned cannabis businesses in compliance with federal enforcement priorities. Concurrently with the FinCEN Memorandum, the DOJ issued supplemental guidance directing federal prosecutors to consider the federal enforcement priorities enumerated in the Cole Memo with respect to federal money laundering, unlicensed money transmitter and Bank Secrecy Act offenses based on cannabis-related violations of the CSA. The FinCEN Memorandum sets forth extensive requirements for financial institutions to meet if they want to offer bank accounts to cannabis-related businesses and echoed the enforcement priorities of the Cole Memo. Under these guidelines, financial institutions must submit a Suspicious Activity Report (“SAR”) in connection with all cannabis-related banking activities by any client of such financial institution, in accordance with federal money laundering laws. These cannabis-related SARs are divided into three categories – cannabis limited, cannabis priority, and cannabis terminated – based on the financial institution’s belief that the business in question follows state law, is operating outside of compliance with state law, or where the banking relationship has been terminated, respectively. This is a level of scrutiny that is far beyond what is expected of any normal banking relationship.

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

U.S. Federal Income Tax Considerations

We have elected to be taxed as a REIT under Sections 856 through 860 of the Code, commencing with our taxable period ended December 31, 2021. We believe that we have qualified as a REIT and that our method of operation will enable us to continue to qualify as a REIT.

So long as we qualify for taxation as a REIT, we generally are not subject to U.S. federal income tax on the portion of our taxable income or capital gain that is distributed to stockholders annually. This treatment substantially eliminates the “double taxation” (i.e., at both the corporate and stockholder levels) that typically results from investment in a corporation.

Notwithstanding our qualification as a REIT, we will be subject to U.S. federal income tax as follows:

●	we will be taxed at normal corporate rates on any undistributed net income (including undistributed net capital gains);

●	if we fail to satisfy either the 75% or the 95% gross income tests (discussed below), but nonetheless maintain our qualification as a REIT because other requirements are met, we will be subject to a 100% tax on the greater of (1) the amount by which we fail the 75% test and (2) the amount by which we fail the 95% test, in either case, multiplied by a fraction intended to reflect our profitability;

●	if we should fail to satisfy the asset tests or other requirements applicable to REITs, as described below, yet nonetheless maintain our qualification as a REIT because there is reasonable cause for the failure and other applicable requirements are met, we may be subject to an excise tax;

●	we will be subject to a tax of 100% on net income from any “prohibited transaction”;

●	we will be subject to tax, at the highest corporate rate, on net income from (1) the sale or other disposition of “foreclosure property” (generally, property acquired by us through foreclosure or after a default on a loan secured by the property or a lease of the property and for which an election is in effect) that is held primarily for sale to customers in the ordinary course of business or (2) other non-qualifying income from foreclosure property;

●	if we fail to distribute during each calendar year at least the sum of (1) 85% of our REIT ordinary income for the year, (2) 95% of our REIT capital gain income for the year and (3) any undistributed taxable income from prior years, we will be subject to a 4% excise tax on the excess of the Required Distribution over the sum of (a) the amounts actually distributed plus (b) the amounts with respect to which certain taxes are imposed on us;

●	if we acquire any asset from a “C corporation” (that is, a corporation generally subject to the full corporate level tax) in a transaction in which the basis of the asset in our hands is determined by reference to the basis of the asset in the hands of the C corporation, and we recognize gain on the disposition of the asset during a five-year period beginning on the date that we acquired the asset, then the asset’s “built-in” gain generally will be subject to tax at the highest regular corporate rate;

●	if we fail to qualify for taxation as a REIT because we failed to distribute by the end of the relevant year any earnings and profits we inherited from a taxable C corporation during the year (e.g., by tax-free merger or tax-free liquidation), and the failure is not due to fraud with intent to evade tax, we generally may retain our REIT status by paying a special distribution, but we will be required to pay an interest charge on 50% of the amount of undistributed non-REIT earnings and profits;

●	a 100% tax may be imposed on certain transactions between us and our taxable REIT subsidiaries (“TRSs”) that do not reflect arm’s length terms;

●	we may be required to pay monetary penalties to the IRS in certain circumstances, including if we fail to satisfy the record keeping requirements intended to monitor our compliance with rules relating to the ownership of our common stock;

●	certain of our subsidiaries, if any, may be C corporations, the earnings of which could be subject to federal corporate income tax; and

●	we and our subsidiaries, if any, may be subject to a variety of taxes, including state and local income taxes, property taxes and other taxes on our assets and operations and could also be subject to tax in situations and on transactions not presently contemplated.

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

Asset Tests. We must satisfy the following tests relating to the nature of our assets at the close of each quarter of our taxable year:

●	at least 75% of the value of our total assets must be represented by real estate assets (including (1) our allocable share of real estate assets held by partnerships in which we own an interest, (2) stock or debt instruments held for not more than one year purchased with the proceeds of our stock offering or long-term (at least five years) debt offering, cash and government securities, (3) stock in other REITs and (4) certain mortgage-backed securities and loans);

●	not more than 25% of our total assets may be represented by securities other than those in the 75% asset class;

●	of the investments included in the 25% asset class, the value of any one issuer’s securities owned by us may not exceed 5% of the value of our total assets (unless the issuer is a TRS), and we may not own more than 10% of the vote or value of any one issuer’s outstanding securities (unless the issuer is a TRS or we can avail ourselves of the rules relating to certain securities and “straight debt” summarized below);

●	not more than 20% of the value of our total assets may be represented by securities of one or more TRS; and

●	not more than 25% of the value of our total assets may be represented by debt instruments of publicly offered REITs that are not secured by mortgages on real property or interests in real property.

The term “securities” generally includes debt securities issued by a partnership or another REIT. However, “straight debt” securities and certain other obligations, including loans to individuals or estates, certain specified loans to partnerships, certain specified rental agreements and securities issued by REITs are not treated as “securities” for purposes of the “10% value” asset test. “Straight debt” means a written unconditional promise to pay on demand or on a specified date a sum certain in cash if (i) the debt is not convertible, directly or indirectly, into stock, (ii) the interest rate and interest payment dates are not contingent on profits, the borrower’s discretion, or similar factors (subject to certain specified exceptions), and (iii) the issuer is either not a corporation or partnership, or the only securities of the issuer held by us, and certain of our TRSs, subject to a de minimis exception, are straight debt and other specified assets.

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

Affiliated REITs.    If any REIT in which we acquire an interest fails to qualify for taxation as a REIT in any taxable year, that failure could, depending on the circumstances, adversely affect our ability to satisfy the various asset and income requirements applicable to REITs, including the requirement that REITs generally may not own, directly or indirectly, more than 10% of the securities of another corporation that is not a REIT or a TRS, as further described above.

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

Investment Company Act

We have not been and are not currently required to be registered under the Investment Company Act pursuant to Section 3(c)(5) of the Investment Company Act.

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

We rely on the exception set forth in Section 3(c)(5) of the Investment Company Act, which excludes from the definition of investment company “[a]ny person who is not engaged in the business of issuing redeemable securities, face-amount certificates of the installment type or periodic payment plan certificates, and who is primarily engaged in one or more of the following business . . . (C) purchasing or otherwise acquiring mortgages and other liens on and interests in real estate.” The SEC generally requires that, for the exception provided by Section 3(c)(5) to be available, at least 55% of an entity’s assets be comprised of mortgages and other liens on and interests in real estate, also known as “qualifying interests,” and at least another 25% of the entity’s assets must be comprised of additional qualifying interests or real estate-type interests (with no more than 20% of the entity’s assets comprised of miscellaneous assets). We believe we qualify for the exemption under this section and our current intention is to continue to focus on originating and investing in loans collateralized by real estate so that at least 55% of our assets are “qualifying interests” and no more than 20% of our assets are miscellaneous assets. However, if, in the future, we do acquire assets that do not meet this test, we may qualify as an “investment company” and be required to register as such under the Investment Company Act, which could have a material adverse effect on us.

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

Additional Information

We file with or submit to the SEC annual, quarterly, and current periodic reports, proxy statements and other information meeting the informational requirements of the Securities Exchange Act of 1934 (the “Exchange Act”). This information is available on our website at www.investors.refi.reit. The information on our website is not deemed incorporated by reference in this Annual Report. These documents also may be accessed through the SEC’s electronic data gathering, analysis and retrieval system via electronic means, including on the SEC’s homepage, which can be found at www.sec.gov.

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

We were formed on March 30, 2021 and have a limited operating history. As of December 31, 2022, our portfolio consisted of loans to 22 different borrowers. We are subject to all of the business risks and uncertainties associated with any new business, including the risk that we will not achieve our investment objective and that the value of your investment could decline substantially. We cannot assure you that we will be able to operate our business successfully or profitably, or implement our operating policies. Our ability to provide attractive returns to our stockholders is dependent on our ability both to generate sufficient cash flow to pay our investors attractive distributions and to achieve capital appreciation, and we cannot assure you that we will be able to do either. There can be no assurance that we will be able to generate sufficient revenue from operations to pay our operating expenses and make or sustain distributions to stockholders. Our limited resources may also materially and adversely impact our ability to successfully implement our business plan. The results of our operations and the implementation of our business plan depend on several factors, including the availability of opportunities to make loans, the availability of adequate equity and debt financing, the federal and state regulatory environment relating to the cannabis industry (which are described below under “— Risks Related to the Cannabis Industry and Related Regulations”), conditions in the financial markets and economic conditions.

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

Our existing portfolio contains loans to companies with operations that are geographically concentrated in Arkansas, Arizona, Florida, Illinois, Maryland, Massachusetts, Michigan, Missouri, Nevada, New Jersey, Ohio, Pennsylvania, and West Virginia, and we will be subject to social, political and economic risks of doing business in those states and any other state in which we in the future have lending exposure.

Our existing portfolio contains loans to companies with operations that are geographically concentrated in Arkansas, Arizona, Florida, Illinois, Maryland, Massachusetts, Michigan, Missouri, Nevada, New Jersey, Ohio, Pennsylvania, and West Virginia. While our investment strategy includes a focus on providing loans to companies with operations in states that limit the number of cannabis license issuances in order to protect the value of our collateral, circumstances and developments related to operations in these markets that could negatively affect our business, financial condition, liquidity and results of operations include, but are not limited to, the following factors:

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

Some of our loans may be rated by rating agencies such as Moody’s Investors Service, Fitch Ratings, Standard & Poor’s, DBRS, Inc. or Realpoint LLC. Any credit ratings on our loans are subject to ongoing evaluation by credit rating agencies, and we cannot assure you that any such ratings will not be changed or withdrawn by a rating agency in the future if, in its judgment, circumstances warrant. If rating agencies assign a lower-than-expected rating or reduce or withdraw, or indicate that they may reduce or withdraw, their ratings of our loans in the future, the value of our loans could significantly decline, which would adversely affect the value of our loan portfolio and could result in losses upon disposition or, in the case of our loans, the failure of borrowers to satisfy their debt service obligations to us. As of December 31, 2022, none of our loans were rated by ratings agencies.

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

If any of the foregoing risks were to materialize, they could adversely affect our results of operations and financial condition. While our investment guidelines permit investments in non-U.S. real estate assets, as of December 31, 2022, none of our loans were made to non-U.S. borrowers.

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

As of December 31, 2022, all but one of our borrowers were restricted from incurring any debt that ranks equally with, or senior to, our loans. We have invested in one position with a principal balance of approximately $25.5 million that is subordinated to other indebtedness of the borrowers, which comprises 7.5% of our total assets.  Although our intended investment strategy is to construct a portfolio of loans secured with first priority liens on certain assets of our borrowers, we may in the future enter into credit agreements that rank equally with, or are subordinated to, other debt of our borrowers or that otherwise permit our borrowers to incur other debt that ranks equally with, or senior to, our loans under such credit agreements. In such case, such instruments may, by their terms, provide that the holders of such other debt are entitled to receive payment of interest or principal on or before the dates on which we are entitled to receive payments in respect of our loans. These instruments may prohibit borrowers from paying interest on or repaying our loans in the event and during the continuance of a default under such instrument or upon the occurrence of other specified events. In certain cases, we may, and may continue to, obtain unsecured guarantees from the parent entities or subsidiaries of our borrowers in addition to the collateral provided by such borrowers and such guarantees may be effectively subordinated to any secured debt of any such entities and/or structurally subordinated to any debt of such subsidiaries. Also, in the event of insolvency, liquidation, dissolution, reorganization or bankruptcy of a borrower, holders of securities ranking senior to our loan to that borrower, if any, typically are entitled to receive payment in full before we can receive any distribution in respect of our loan. After repaying such holders, the borrower may not have any remaining assets to use for repaying its obligation to us. In the case of securities or other debt ranking equally with our loans, we would have to share on an equal basis any distributions with other security holders in the event of an insolvency, liquidation, dissolution, reorganization or bankruptcy of the relevant borrower.

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

Our investments include original-issue-discount instruments and contractual PIK-interest arrangements. To the extent OID or PIK-interest constitutes a portion of our income, we are exposed to typical risks associated with such income being required to be included in taxable and accounting income prior to receipt of cash, including the following:

●	The higher interest rates of OID and PIK instruments reflect the payment deferral, which results in a higher principal amount at the maturity of the instrument as compared to the original principal amount of the instrument, and increased credit risk associated with these instruments, and OID and PIK instruments generally represent a significantly higher credit risk than coupon loans.

●	Even if the accounting conditions for income accrual are met, the borrower could still default when our actual collection is supposed to occur at the maturity of the obligation.

●	OID and PIK instruments may have unreliable valuations because their continuing accruals require continuing judgments about the collectability of the deferred payments and the value of any associated collateral. OID and PIK-income may also create uncertainty about the source of our cash distributions.

●	To the extent we provide loans with interest-only payments or moderate loan amortization, the majority of the principal payment or amortization of principal may be deferred until loan maturity. Because this debt generally allows the borrower to make a large lump-sum payment of principal at the end of the loan term, there is a risk of loss if the borrower is unable to pay the lump sum or refinance the amount owed at maturity.

●	For accounting purposes, any cash distributions to stockholders representing OID and PIK-income are not treated as coming from paid-in capital, even though the cash to pay them comes from the offering proceeds.

●	In certain cases, our taxable income may exceed our net cash provided by operating activities, as a result, we may have difficulty meeting the annual distribution requirement necessary to maintain our tax treatment as a REIT.

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

The deferred nature of payments on PIK loans creates specific risks. Interest payments deferred on a PIK loan are subject to the risk that the borrower may default when the deferred payments are due in cash at the maturity of the loan. Since the payment of PIK income does not result in cash payments to us, we may also have to sell some of our investments at times we would not consider advantageous, raise additional debt or equity capital or reduce new investment originations (and thus hold higher cash balances, which could reduce returns) to pay our expenses or make distributions to stockholders in the ordinary course of business, even if such loans do not default. An election to defer PIK interest payments by adding them to principal increases our gross assets and, thus, increases future base management fees to the Manager. The deferral of interest on a PIK loan increases its loan-to-value ratio, which is a measure of the riskiness of a loan.

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

The long-term macroeconomic effects of any current or future global health pandemics could have an adverse impact on our financial performance and results of operations.

The long-term macroeconomic effects of any current or future global health pandemics could have a material adverse effect on our and our borrowers’ business, financial condition and results of operations. While many of the direct impacts of the COVID-19 pandemic have eased, the longer-term macroeconomic effects on global supply chains, inflation, labor shortages and wage increases continue to impact many industries, including the regulated cannabis industry. Moreover, with the potential for new strains of existing viruses to emerge, or other pandemics or epidemics, governments and businesses may re-impose aggressive measures to help slow its spread in the future.

Long-term macroeconomic effects from a pandemic or epidemic may have a material adverse effect on our and our borrowers’ business, financial condition, results of operations and cash flows, due to, among other factors:

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

The full extent of the impact and effects of COVID-19, and any future pandemics or epidemics, will depend on future developments, including, among other factors, how rapidly variants develop, availability, acceptance and effectiveness of vaccines along with related travel advisories, quarantines and restrictions, the recovery time of the disrupted supply chains and industries, the impact of labor market interruptions, the impact of government interventions, and uncertainty with respect to the duration of the global economic slowdown. COVID-19, or any future pandemics or epidemics, and resulting impacts on the financial, economic and capital markets environment, and future developments in these and other areas present uncertainty and risk with respect to our performance, financial condition, results of operations and cash flows.

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

On January 4, 2018, then acting U.S. Attorney General Jeff Sessions issued a memorandum for all U.S. Attorneys (the “Sessions Memo”) rescinding certain past DOJ memoranda on cannabis law enforcement, including the Memorandum by former Deputy Attorney General James Michael Cole (the “Cole Memo”) issued on August 29, 2013, under President Obama’s administration. Describing the criminal enforcement of federal cannabis prohibitions against those complying with state cannabis regulatory systems as an inefficient use of federal investigative and prosecutorial resources, the Cole Memo identified a list of federal enforcement priorities, including preventing interstate diversion or distribution of cannabis to minors, to focus enforcement efforts against operations that implicated these priorities. The Sessions Memo, which remains in effect, states that each U.S. Attorney’s Office should follow established principles that govern all federal prosecutions when deciding which cannabis activities to prosecute. As a result, federal prosecutors could and still can use their prosecutorial discretion to decide to prosecute even state-legal cannabis activities. Since the Sessions Memo was issued over five years ago, however, U.S. Attorneys have not prosecuted state law compliant entities.

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

President Biden, at the time he won the Democratic Party nomination for President, affirmed that his administration would seek to “[d]ecriminalize marijuana use and legalize marijuana for medical purposes at the federal level”; “allow states to make their own decisions about legalizing recreational use”; and “automatically expunge all past marijuana convictions for use and possession.” While his promise to decriminalize marijuana likely would mean that the federal government would not criminally enforce the Schedule II status against state legal entities, the implications are not entirely clear. Although the U.S. Attorney General could order federal prosecutors not to interfere with cannabis businesses operating in compliance with states’ laws, the President alone cannot legalize medical cannabis, and as states have demonstrated, legalizing medical cannabis can take many different forms. Although President Biden issued a proclamation in October 2022 asking the Secretary of Health and Human Services and the Attorney General to review “expeditiously . . . how marijuana is scheduled under federal law,” the agencies have not released a formal update on their progress. Even in an expedited format, the re- or descheduling process could take months, or even years. A total de-scheduling of cannabis is unlikely, but entirely removing it from the schedule under the Controlled Substances Act would similarly eliminate the money laundering and aiding-and-abetting risks currently posed by providing financial services to cannabis businesses. Rescheduling cannabis to CSA Schedule II would ease certain research restrictions, it would not make the state medical or adult use programs federally legal. Additionally, President Biden has not appointed any known proponents of cannabis legalization to the Office of National Drug Control Policy transition team. Furthermore, while industry observers are hopeful that changes in Congress, along with a Biden presidency, will increase the chances of banking reform, such as the SAFE Banking Act, we cannot provide assurances that a bill legalizing cannabis would be approved by Congress.

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

We believe that the basis for the federal government’s perceived détente with the cannabis industry extends beyond the strong public sentiment and ongoing prosecutorial discretion. Since 2014, versions of the U.S. omnibus spending bill have included a provision prohibiting the DOJ, which includes the Drug Enforcement Administration, from using appropriated funds to prevent states from implementing their medical-use cannabis laws. In United States v. McIntosh, the U.S. Court of Appeals for the Ninth Circuit held that the provision prohibits the DOJ from spending funds to prosecute individuals who engage in conduct permitted by state medical-use cannabis laws and who “strictly” comply with such laws. The court noted that, if the provision were not continued, prosecutors could enforce against conduct occurring during the statute of limitations even while the provision were previously in force. Similarly, the U.S. Court of Appeals for the First Circuit also considered the provision in United States v. Bilodeau and likewise concluded that the provision does not prohibit federal prosecution of persons and entities engaged in medical cannabis operations that violate state law. In that same opinion, however, the Court concluded that “strict” compliance with the law is not necessary, such that technical noncompliance could not lead to prosecution. Other courts that have considered the issue have ruled similarly, although courts disagree about which party bears the burden of proof of showing compliance or noncompliance with state law.

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

Should the federal government legalize cannabis for adult-use and/or medical-use, it is possible that the U.S. Food and Drug Administration (the “FDA”) may have some role in regulating certain cannabis product. Indeed, after the U.S. government removed hemp and its extracts from the CSA as part of the Agriculture Improvement Act of 2008, then FDA Commissioner Scott Gottlieb issued a statement reminding the public of the FDA’s continued authority “to regulate products containing cannabis or cannabis-derived compounds under the Federal Food, Drug and Cosmetic Act (the “FD&C Act”) and section 351 of the Public Health Service Act.” He also reminded the public that “it’s unlawful under the FD&C Act to introduce food containing added cannabidiol (“CBD”) or tetrahydrocannabinol (“THC”) into interstate commerce, or to market CBD or THC products, as, or in, dietary supplements, regardless of whether the substances are hemp-derived,” and regardless of whether health claims are made, because CBD and THC entered the FDA testing pipeline as the subject of public substantial clinical investigations for GW Pharmaceuticals’ Sativex (THC and CBD) and Epidiolex (CBD). The memo added that, prior to introduction into interstate commerce, any cannabis product, whether derived from hemp or otherwise, marketed with a disease claim (e.g., therapeutic benefit, disease prevention, etc.) must first be approved by the FDA for its intended use through one of the drug approval pathways. Notably, the FDA can look beyond the product’s express claims to find that a product is a “drug.” The definition of “drug” under the FDCA includes, in relevant part, “articles intended for use in the diagnosis, cure, mitigation, treatment, or prevention of disease in man or other animals” as well as “articles intended for use as a component of [a drug as defined in the other sections of the definition].” 21 U.S.C. § 321(g)(1). In determining “intended use,” the FDA has traditionally looked beyond a product’s label to statements made on websites, on social media, or orally by the company’s representatives.

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

We may make loans that are secured by properties that are, and will be, subject to various local laws and regulatory requirements, and we would be subject to such requirements if such collateral was foreclosed upon. Local property regulations may restrict the use of collateral or our ability to foreclose on the collateral. Among other things, these restrictions may relate to cultivation of cannabis, the use of water and the discharge of wastewater, fire and safety, seismic conditions, asbestos-cleanup or hazardous material abatement requirements. Due to current statutory prohibitions and exchange listing standards, we will not own any real estate used in cannabis-related operations. While our loan agreements and related mortgages provide for foreclosure remedies, receivership remedies and/or other remedies that would allow us to cause the sale or other realization of real property collateral, the regulatory requirements and statutory prohibitions related to real property used in cannabis-related operations may cause significant delays or difficulties in realizing upon the expected value of such real property collateral. We make no assurance that existing regulatory policies will not materially and adversely affect the value of such collateral, or that additional regulations will not be adopted that would increase such potential material adverse effect. The negative effect on such collateral could have a material adverse effect on our business, financial condition, liquidity and results of operations.

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

Our ability to force a sale of our real estate collateral in Arkansas, Arizona, California, Florida, Illinois, Michigan, Missouri, Nevada, New Jersey, Ohio and Pennsylvania is governed by judicial foreclosure. Under judicial foreclosure, we can enforce a judgment in foreclosure by a writ of execution. The writ directs the sheriff, clerk, special master, referee or other authorized person, as the case may be, to levy on and sell the real property, commonly at a properly noticed public auction. In Maryland, Massachusetts and West Virginia, a trustee or appointed auctioneer sells the property at a public sale.

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

Additionally, the Federal Reserve has raised the Federal Funds Rate multiple times in 2022 and may continue to do so in 2023. These developments, along with the United States government’s credit and deficit concerns, global economic uncertainties and market volatility and the impacts of COVID-19, could cause interest rates to be volatile, which may negatively impact our ability to access the capital markets on favorable terms.

Recent macroeconomic trends, including inflation and rising interest rates, may adversely affect our business, financial condition and results of operations.

During the year ended December 31, 2022, inflation in the United States has accelerated and is currently expected to continue at an elevated level in the near-term. Rising inflation could have an adverse impact on any variable rate debt we may incur in the future, and our general and administrative expenses, as these costs could increase at a rate higher than our interest income and other revenue. The Federal Reserve has raised interest rates multiple times in 2022 to combat inflation and restore price stability and rates may continue to rise in 2023. To the extent our borrowing costs increase faster than the interest income earned from our floating-rate loans, such increases may adversely affect our cash flows.

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

We intend to continue to conduct our operations so that we will be exempt from the provisions of the Investment Company Act pursuant to an exemption contained in 3(c)(5)(C) thereunder. The Investment Company Act provides certain protection to investors and imposes certain restrictions on registered investment companies (including, for example, limitations on the ability of registered investment companies to incur leverage), none of which will be applicable to us.

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

In addition to the Base Management Fees, our Manager is entitled to receive Incentive Compensation under our Management Agreement. Under our Management Agreement, we pay Incentive Compensation to our Manager based upon our achievement of targeted levels of Core Earnings. “Core Earnings” is generally defined in our Management Agreement as, for a given period, the net income (loss) computed in accordance with generally accepted accounting principals (“GAAP”), excluding (i) non-cash equity compensation expense, (ii) the Incentive Compensation, (iii) depreciation and amortization, (iv) any unrealized gains, losses or other non-cash items recorded in net income (loss) for the period, regardless of whether such items are included in other comprehensive income or loss, or in net income (loss); provided that Core Earnings does not exclude, in the case of loans with a deferred interest feature (such as OID, debt instruments with PIK interest and zero coupon securities), accrued income that we have not yet received in cash, and (v) one-time events pursuant to changes in GAAP and certain non-cash charges after discussions between our Manager and our independent directors and after approval by a majority of such independent directors.

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

We intend to operate in a manner so as to continue to qualify as a REIT for U.S. federal income tax purposes. We believe that our organization and method of operation will enable us to continue to meet the requirements for qualification and taxation as a REIT. However, we cannot assure you that we will qualify as such. This is because qualification as a REIT involves the application of highly technical and complex provisions of the Code, and regulations promulgated by the U.S. Treasury Department thereunder (“Treasury Regulations”) as to which there are only limited judicial and administrative interpretations and involves the determination of facts and circumstances not entirely within our control. In addition, while we intend to take the position that we and certain of our affiliates are treated as separate entities for purposes of determining whether we qualify as a REIT, there can be no guarantee that the IRS will agree with our position. If we and certain of our affiliates are treated as the same entity for this purpose, we may not qualify as a REIT. Furthermore, future legislation, new regulations, administrative interpretations or court decisions may significantly change the U.S. tax laws or the application of the U.S. tax laws with respect to qualification as a REIT for federal income tax purposes or the federal income tax consequences of such qualification.

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

Temporary investment in short-term securities and income from such investment generally will allow us to satisfy various REIT income and asset qualifications, but only during the one-year period beginning on the date we receive such net proceeds from our initial public offering. If we are unable to invest a sufficient amount of the net proceeds of our initial public offering in qualifying real estate assets within such one-year period, we could fail to satisfy the gross income tests and/or we could be limited to investing all or a portion of any remaining funds in cash. If we fail to satisfy such income test, unless we are entitled to relief under certain provisions of the Code, we could fail to qualify as a REIT.

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

Code Section 163(j) limits the deductibility of “business interest” for both individuals and corporations. Certain real property trades or businesses are permitted to elect out of this limitation, but we do not expect this election to be available to us. To the extent our interest deductions or those of our subsidiaries, if any, are deferred or disallowed under Code Section 163(j) or any other provision of law, our taxable income may exceed our cash available for distribution to our stockholders. As a result, there is a risk that we may have taxable income in excess of cash available for distribution. In that event, we may need to borrow funds or take other action to satisfy the REIT distribution requirements for the taxable year in which this “phantom income” is recognized.

Risks Related to Ownership of Our Common Stock

As significant beneficial owners of our Manager, our founders can exert significant influence over our corporate actions and important corporate matters.

Our founders, Mr. Mazarakis, our Executive Chairman, Mr. Cappell, our Chief Executive Officer, and Dr. Bodmeier, our Co-President, beneficially own approximately 4.1% of our outstanding equity. Our founders also own 100% of the outstanding equity of our Manager.

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

We are an “emerging growth company” and a “smaller reporting company” and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies and smaller reporting companies will make shares of our common stock less attractive to investors.

We are an “emerging growth company” as defined in the JOBS Act, and we have elected to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, an extended transition period for complying with new or revised accounting standards and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We will remain an emerging growth company until the earliest to occur of (i) the last day of the fiscal year during which our total annual revenue equals or exceeds $1.235 billion (subject to adjustment for inflation), (ii) the last day of the fiscal year following the fifth anniversary of our initial public offering, (iii) the date on which we have, during the previous three year period, more than $1.0 billion in non-convertible debt or (iv) the date issued on which we are deemed to be a “large accelerated filer” under the Exchange Act.

Similarly, as a “smaller reporting company” under federal securities laws, we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not smaller reporting companies, including, but not limited to, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. We may be a smaller reporting company even after we are no longer an emerging growth company.

We cannot predict if investors will find our common stock less attractive because we will rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile. We may take advantage of these reporting exemptions until we are no longer an emerging growth company and/or smaller reporting company, as applicable.

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

Effective internal controls over financial reporting are necessary for us to provide reliable financial reports and are designed to prevent fraud. Any failure to implement required new or improved controls, or difficulties encountered in their implementation could cause us to fail to meet our reporting obligations. Pursuant to Section 404 of the Sarbanes-Oxley Act, our management is required to report upon the effectiveness of our internal control over financial reporting. When we lose our status as an emerging growth company our independent registered public accounting firm will be required to attest to the effectiveness of our internal control over financial reporting. The rules governing the standards that must be met for management to assess our internal control over financial reporting are complex and require significant documentation, testing and possible remediation. Any testing by us conducted in connection with Section 404 of the Sarbanes-Oxley Act, or any subsequent testing by our independent registered public accounting firm, may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses or that may require prospective or retroactive changes to our consolidated financial statements or identify other areas for further attention or improvement. Inadequate internal controls could also cause investors to lose confidence in our reported financial information, which could materially adversely affect the trading price of our common stock.

Failure to achieve and maintain effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business and the value of our common stock.

We are obligated to maintain proper and effective internal control over financial reporting, including the internal control evaluation and certification requirements of Section 404 of the Sarbanes-Oxley Act (“Section 404”). We will not be required to comply with all of the requirements of Section 404 until we are no longer an emerging growth company under the JOBS Act. Prior to the IPO, we were not subject to the public company internal control framework requirements and therefore did not sufficiently design and document our control environment to be in compliance with all required public company standards contemplated by Section 404 that we will eventually be required to meet. Beginning with this annual report on Form 10-K for the year ended December 31, 2022, we are required to conduct annual management assessments of the effectiveness of our internal controls over financial reporting. However, our independent registered public accounting firm will not be required to formally attest to the effectiveness of our internal control over financial reporting until the date we are no longer an emerging growth company under the JOBS Act.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

We do not own any real estate or other physical properties materially important to our operation. Our principal executive offices are currently located at 1680 Michigan Avenue, Suite 700, Miami Beach, FL 33139. All locations are provided to us by the Manager pursuant to the Management Agreement. We believe that our office facilities are and will be suitable and adequate for our business.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed for trading on the Nasdaq Global Market under the symbol “REFI.” On February 28, 2023, the closing price of our common stock, as reported on the Nasdaq Global Market, was $14.66 per share. There were 74 holders of record of our common stock as of February 28, 2023. This number does not include beneficial owners who hold shares of our common stock in street name.

There were no unregistered sales of equity securities during the year ended December 31, 2022.

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

Our Manager and its affiliates seek to originate real estate loans between $5 million and $200 million, generally with one- to five-year terms and amortization when terms exceed three years. We generally act as co-lenders in such transactions and intend to hold up to $50 million of the aggregate loan amount, with the remainder to be held by affiliates or third party co-investors. We may revise such concentration limits from time to time as our loan portfolio grows. Other investment vehicles managed by our Manager or affiliates of our Manager may co-invest with us or hold positions in a loan where we have also invested, including by means of splitting commitments, participating in loans or other means of syndicating loans. We will not engage in a co-investment transaction with an affiliate where the affiliate has a senior position to the loan held by us. To the extent that an affiliate provides financing to one of our borrowers, such loans will be working capital loans or loans that are subordinate to our loans. We may also serve as co-lenders in loans originated by third parties and, in the future, we may also acquire loans or loan participations. Loans that have a one to two year maturity are generally interest only loans.

Our loans are secured by real estate and, in addition, when lending to owner-operators in the cannabis industry, other collateral, such as equipment, receivables, licenses or other assets of the borrowers to the extent permitted by applicable laws and regulations. In addition, we seek to impose strict loan covenants and seek personal or corporate guarantees for additional protection. As of December 31, 2022, 13.6% of the loans held in our portfolio are backed by personal or corporate guarantees. We aim to maintain a portfolio diversified across jurisdictions and across verticals, including cultivators, processors, dispensaries, as well as ancillary businesses. In addition, we may invest in borrowers that have equity securities that are publicly traded on the Canadian Stock Exchange (“CSE”) in Canada and/or over-the-counter in the United States.

As of December 31, 2022, our portfolio is comprised primarily of first mortgages to established multi-state or single-state cannabis operators or property owners. We consider cannabis operators to be established if they are state-licensed and are deemed to be operational by the applicable state regulator. We do not own any stock, warrants to purchase stock or other forms of equity in any of our portfolio companies that are involved in the cannabis industry, and we will not take stock, warrants or equity in such issuers until permitted by applicable laws and regulations, including U.S. federal laws and regulations.

We are an externally managed Maryland corporation that elected to be taxed as a REIT under Section 856 of the Code, commencing with our taxable period ended December 31, 2021. We believe that our method of operation will enable us to continue to qualify as a REIT. However, no assurances can be given that our beliefs or expectations will be fulfilled, since qualification as a REIT depends on us continuing to satisfy numerous asset, income and distribution tests, which in turn depend, in part, on our operating results. We also intend to operate our business in a manner that will permit us and our subsidiaries to maintain one or more exclusions or exemptions from registration under the Investment Company Act.

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

We generate revenue primarily in the form of interest income on loans. As of December 31, 2022 and 2021, approximately 83.1% and 53.2%, respectively, of our portfolio was comprised of floating rate loans, and 16.9% and 46.8% of our portfolio was comprised of fixed rate loans, respectively. The floating rate loans described above are variable based upon the Prime Rate plus an applicable margin, and in many cases, a Prime Rate floor.

The Prime Rate during the year ended December 31, 2022 was as follows:

Effective Date	Rate(1)
December 15, 2022	7.50%
November 3, 2022	7.00%
September 22, 2022	6.25%
July 28, 2022	5.50%
June 16, 2022	4.75%
May 5, 2022	4.00%
March 17, 2022	3.50%
March 15, 2020	3.25%

(1)	Rate obtained from the Wall Street Journal

Interest on our loans is generally payable monthly. The principal amount of our loans and any accrued but unpaid interest thereon generally become due at the applicable maturity date. In some cases, our interest income includes a paid-in-kind (“PIK”) component for a portion of the total interest. The PIK interest, computed at the contractual rate specified in each applicable loan agreement, is accrued in accordance with the terms of such loan agreement and capitalized to the principal balance of the loan and recorded as interest income. The PIK interest added to the principal balance is typically amortized and paid in accordance with the applicable loan agreement. In cases where the loans do not amortize, the PIK interest is collected upon repayment of the outstanding principal. We also generate revenue from original issue discounts (“OID”), which is also recognized as interest income from loans over the initial term of the applicable loans. Delayed draw loans may earn interest or unused fees on the undrawn portion of the loan, which is recognized as interest income in the period earned. Other fees, including prepayment fees and exit fees, are also recognized as interest income when received. Any such fees will be generated in connection with our loans and recognized as earned in accordance with generally accepted accounting principles (“GAAP”).

Expenses

Our primary operating expense is the payment of Base Management Fees and Incentive Compensation under our Management Agreement with our Manager and the allocable portion of overhead and other expenses paid or incurred on our behalf, including reimbursing our Manager for a certain portion of the compensation of certain personnel of our Manager who assist in the management of our affairs, excepting only those expenses that are specifically the responsibility of our Manager pursuant to our Management Agreement. We bear all other costs and expenses of our operations and transactions, including (without limitation) fees and expenses relating to:

●	organizational and offering expenses;

●	quarterly valuation expenses;

●	fees payable to third parties relating to, or associated with, making loans and valuing loans (including third-party valuation firms);

●	fees and expenses associated with investor relations and marketing efforts (including attendance at investment conferences and similar events);

●	accounting and audit fees and expenses from our independent registered public accounting firm;

●	federal and state registration fees;

●	any exchange listing fees;

●	federal, state and local taxes;

●	independent directors’ fees and expenses;

●	brokerage commissions;

●	costs of proxy statements, stockholders’ reports and notices; and

●	costs of preparing government filings, including periodic and current reports with the SEC.

Income Taxes

We are a Maryland corporation that elected to be taxed as a REIT under the Code, commencing with our taxable period ended December 31, 2021. We believe that our method of operation will enable us to continue to qualify as a REIT. However, no assurances can be given that our beliefs or expectations will be fulfilled, since qualification as a REIT depends on us satisfying numerous asset, income and distribution tests which depends, in part, on our operating results.

To qualify as a REIT, we must meet a number of organizational and operational requirements, including a requirement that we distribute annually to our stockholders at least 90% of our REIT taxable income prior to the deduction for dividends paid. To the extent that we distribute less than 100% of our REIT taxable income in any tax year (taking into account any distributions made in a subsequent tax year under Sections 857(b)(9) or 858 of the Code), we will pay tax at regular corporate rates on that undistributed portion. Furthermore, if we distribute less than the sum of 1) 85% of our ordinary income for the calendar year, 2) 95% of its capital gain net income for the calendar year, and 3) any undistributed shortfall from its prior calendar year (the “Required Distribution”) to our stockholders during any calendar year (including any distributions declared by the last day of the calendar year but paid in the subsequent year), then we are required to pay a non-deductible excise tax equal to 4% of any shortfall between the Required Distribution and the amount that was actually distributed. The 90% distribution requirement does not require the distribution of net capital gains. However, if we elect to retain any of our net capital gain for any tax year, we must notify our stockholders and pay tax at regular corporate rates on the retained net capital gain. Our stockholders must include their proportionate share of the retained net capital gain in their taxable income for the tax year, and they are deemed to have paid the REIT’s tax on their proportionate share of the retained capital gain. Furthermore, such retained capital gain may be subject to the nondeductible 4% excise tax. If it is determined that our estimated current year taxable income will be in excess of estimated dividend distributions (including capital gain dividend) for the current year from such income, we will accrue excise tax on estimated excess taxable income as such taxable income is earned. The annual expense is calculated in accordance with applicable tax regulations. Excise tax expense is included in the line item income tax expense. For the year ended December 31, 2022 and the period ended December 31, 2021, we did not incur excise tax expense.

Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 740 - Income Taxes (“ASC 740”), prescribes a recognition threshold and measurement attribute for the consolidated financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. We have analyzed our various federal and state filing positions and believe that our income tax filing positions and deductions are well documented and supported as of December 31, 2022 and 2021. Based on our evaluation, there is no reserve for any uncertain income tax positions. Accrued interest and penalties, if any, are included within other liabilities in the consolidated balance sheets.

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

These factors could lower our net interest income or cause a net loss during periods of rising interest rates, which would harm our financial condition, cash flows and results of operations. As of December 31, 2022, all of our floating rate loans have interest rate floors, and one loan is subject to an interest rate cap.

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

Recent Developments

Updates to Our Loan Portfolio during Fiscal Year 2022

For the period January 1, 2022 through March 31, 2022, we closed credit facilities with three new borrowers which had aggregate commitments of $75 million, $57.5 million of which was advanced at closing. Additionally, we advanced $29.2 million in aggregate principal on existing credit facilities to seven different borrowers.

For the period April 1, 2022 through June 30, 2022, we closed a credit facility with one new borrower, which included an aggregate commitment of $17.0 million, all of which was advanced at closing. Additionally, we advanced $34.2 million in aggregate principal on existing credit facilities to seven different borrowers.

For the period July 1, 2022 through September 30, 2022, we closed one credit facility with a new borrower, which had an aggregate commitment of $9.0 million, $5.0 million of which was advanced at closing. Additionally, we sold a senior secured loan to an affiliate under common control. The selling price of approximately $6.7 million was approved by the Audit Committee of the Board. The fair value approximated the carrying value of the loan plus accrued and unpaid interest through the selling date. Further, we assigned $10.0 million of unfunded commitment of a senior secured loan to an affiliate and we advanced approximately $680 thousand in aggregate principal on an existing credit facility to one borrower.

For the period October 1, 2022 through December 31, 2022, we refinanced and closed two credit facilities with two existing borrowers, which had an aggregate commitment of $43.1 million, both of which were fully funded at closing. Additionally, we advanced approximately $3.4 million in aggregate principal on existing credit facilities to three borrowers.

Subsequent Updates to Our Loan Portfolio

On January 12, 2023, we advanced approximately $0.2 million in aggregate principal on an existing credit facility to one borrower. On January 24, 2023, we refinanced and closed one credit facility with an existing borrower, which resulted in a paydown of $18.3 million in aggregate principal. On January 24, 2023, we also purchased a senior secured loan from an affiliate under common control. The purchase price of approximately $19.0 million was approved by the Audit Committee of the Board. The fair value approximated the carrying value of the loan plus accrued and unpaid interest through January 24, 2023. On January 24, 2023, we also closed one credit facility with a new borrower, which had an aggregate commitment of $11.3 million, which was fully funded at closing. On March 6, 2023, we advanced approximately $0.7 million in aggregate principal on an existing credit facility to one borrower.

Dividends Declared Per Share

For the period from January 1, 2022 through March 31, 2022, we declared a cash dividend of $0.40 per share of our common stock, relating to the first quarter of 2022, which was paid on April 14, 2022 to stockholders of record as of the close of business on March 31, 2022. The total amount of the cash dividend payment was $7.1 million.

For the period from April 1, 2022 through June 30, 2022, we declared a cash dividend of $0.47 per share of our common stock, relating to the second quarter of 2022, which was paid on July 15, 2022 to stockholders of record as of the close of business on June 30, 2022. The total amount of the cash dividend payment was approximately $8.3 million.

For the period from July 1, 2022 through September 30, 2022, we declared a cash dividend of $0.47 per share of our common stock, relating to the third quarter of 2022, which was paid on October 14, 2022 to stockholders of record as of the close of business on September 30, 2022. The total amount of the cash dividend payment was approximately $8.3 million.

For the period from October 1, 2022 through December 31, 2022, we declared a cash dividend of $0.47 per share of our common stock, relating to the fourth quarter of 2022, which was paid on January 13, 2023 to stockholders of record as of the close of business on December 30, 2022. The total amount of the cash dividend payment was approximately $8.3 million. In addition, we declared a special cash dividend of $0.29 per share of our common stock, which was paid on January 13, 2023 to stockholders of record as of the close of business on December 30, 2022. The total amount of the special cash dividend payment was approximately $5.1 million.

The payment of these dividends is not indicative of our ability to pay such dividends in the future.

Results of Operations

Comparison of the Year Ended December 31, 2022 and period from March 30, 2021 (inception) to December 31, 2021

	Year Ended	Period Ended	Increase / (Decrease)
	December 31,	December 31,	2022 vs.
	2022	2021	2021
Revenue
Interest income	$51,471,766	$11,075,116	$40,396,650
Interest expense	(2,614,138)	(75,861)	(2,538,277)
Net interest income	48,857,628	10,999,255	37,858,373

Expenses:
Management and incentive fees, net	6,562,087	802,294	5,759,793
Provision for current expected credit losses	3,887,405	147,949	3,739,456
General and administrative expense	3,528,322	297,916	3,230,406
Professional fees	2,151,714	57,458	2,094,256
Stock based compensation	435,623	29,611	406,012
Organizational expense	-	167,591	(167,591)
Total expenses	$16,565,151	1,502,819	15,062,332

Net Income before income taxes	32,292,477	9,496,436	22,796,041
Income tax expense	-	-	-
Net Income	$32,292,477	$9,496,436	$22,796,041

We commenced operations on March 30, 2021 and, therefore, the comparative period for the year ended December 31, 2022 is from March 30, 2021 (inception) to December 31, 2021 (the “Prior Period” or “period ended December 31, 2021”). Differences in the results of operations compared to the Prior Period are mainly due to the Prior Period only including approximately nine months of operations compared to the year ended December 31, 2022. Results for the initial periods of our operations are not indicative of the results we expect when our investment strategy has been fully implemented and proceeds from our IPO are fully deployed.

●	Interest income increased as we deployed approximately $160.2 million of capital subsequent to December 31, 2021 as a result of our initial public offering. Further driving the increase was an increase in the Prime Rate from 3.25% as of December 31, 2021 to 7.50% as of December 31, 2022, impacting the Company’s loans which bear a floating rate as well as new fundings of approximately $281.6 million. The weighted average yield of the Company’s portfolio was 19.7% and 18.6%, respectively.

●	The increase in interest income was offset by a corresponding increase in interest expense. During the year ended December 31, 2022, we borrowed an additional $58.0 million on the revolving credit facility, which also bears interest at the Prime Rate plus an applicable margin and was subject to the Prime Rate increases throughout the year. During the year ended December 31, 2022, we incurred debt issuance costs of $323,779 related to the Third Amendment, which were capitalized and are subsequently amortized through maturity. The amortized debt issuance costs included in interest expense was $563,464 for the year ended December 31, 2022. Interest expense previously included only amortization of deferred financing costs for the period ended December 31, 2021.

●	We incurred base management and incentive fees payable to our Manager of approximately $6.6 million for the year ended December 31, 2022, as compared to approximately $802 thousand for the period ended December 31, 2021. The increase in base management and incentive fees payable to our Manager was primarily attributable to greater assets under management as well as greater origination fee offsets in the year ended December 31, 2022 of approximately $1.3 million, compared to approximately $187,000 for the period ended December 31, 2021 offset by an increase in weighted average equity as defined by the Management Agreement for the comparable period. In addition, pursuant to Fee Waiver Letter Agreements executed by our Manager, dated June 30, 2021 and September 30, 2021, all base management fees that would have been payable to our Manager for the period from May 1, 2021 to September 30, 2021 were voluntarily waived and are not subject to recoupment at a later date.

●

Pursuant to a Fee Waiver Letter Agreement executed by our Manager, dated December 31, 2021, all Incentive Compensation that would have been payable to our Manager for the period from October 1, 2021 to December 31, 2021, as well as a portion of reimbursable expenses incurred during the period from October 1, 2021 to December 31, 2021, were voluntarily waived and are not subject to recoupment at a later date.

●	Provision for current expected credit losses increased in the year ended December 31, 2022 as compared to the period ended December 31, 2021 primarily due to declines in risk ratings (discussed below) from December 31, 2021 to December 31, 2022, which are not due to any borrower specific credit issues, but rather, are primarily due to our quarterly re-evaluations of overall current macroeconomic conditions affecting our borrowers. As interest rates have risen over the year ended December 31, 2022, the ability of our borrowers to service their debt and fund operations has been reduced. The current expected credit loss reserve represents 115 basis points of our aggregate loan commitments held at carrying value of approximately $351.4 million and was bifurcated between (i) the current expected credit loss reserve (contra-asset) related to outstanding balances on loans held at carrying value of approximately $3.9 million and (ii) a liability for unfunded commitments of $94,413. The liability is based on the unfunded portion of loan commitments over the full contractual period over which we are exposed to credit risk through a current obligation to extend credit. Management considered the likelihood that funding will occur, and if funded, the expected credit loss on the funded portion. We continuously evaluate the credit quality of each loan by assessing the risk factors of each loan.

●

Our Manager has incurred general administrative expenses on our behalf and was reimbursed approximately $3.1 million for the year ended December 31, 2022. For the period ended December 31, 2021, all reimbursements to our Manager from May 1, 2021 to September 30, 2021 for general and administrative expenses were voluntarily waived by our Manager and not subject to recoupment at a later date.

●	The increase in professional fees was primarily due to an increase in audit, legal, investor relations and third-party consulting fees in the normal course of business as we continued to increase our assets under management.

●	The increase in stock based compensation expense was due to having a full year of restricted stock grants outstanding for the year ended December 31, 2022 as opposed to less than a month for the year ended December 31, 2021.

Loan Portfolio

As of December 31, 2022 and 2021, our portfolio included 22 and 21 loans held for investment of approximately $339.3 million and $197.0 million of loans receivable, respectively. The aggregate originated commitment under these loans was approximately $351.4 million and $235.1 million and outstanding principal was approximately $343.0 million and $200.6 million as of December 31, 2022 and 2021, respectively. As of December 31, 2022 and 2021, our loan portfolio had a weighted-average yield-to-maturity internal rate of return (“YTM IRR”) of 19.7% and 18.6%, respectively, and was substantially secured by real estate and, with respect to certain of our loans, substantially all assets of the borrowers and certain of their subsidiaries, including equipment, receivables, and licenses. YTM IRR is calculated using various inputs, including (i) cash and paid-in-kind (“PIK”) interest, which is capitalized and added to the outstanding principal balance of the applicable loan, (ii) original issue discount (“OID”), (iii) amortization, (iv) unused fees, and (v) exit fees. Certain of our loans have extension fees, which are not included in our YTM IRR calculations, but may increase YTM IRR if such extension options are exercised by borrowers.

As of December 31, 2022 and 2021, approximately 83.1% and 53.2%, respectively, of our portfolio was comprised of floating rate loans that pay interest at the Prime Rate plus an applicable margin and were subject to a Prime Rate floor. The Prime Rate was 3.25% for the period from January 1, 2022 through March 16, 2022, increased to 3.50% effective March 17, 2022, increased to 4.00% effective May 5, 2022, increased again to 4.75% effective June 16, 2022, increased to 5.50% effective July 28, 2022, increased to 6.25% effective September 22, 2022, increased to 7.00% effective November 3, 2022, and increased again to 7.50% effective December 15, 2022. The below summarizes our portfolio as of December 31, 2022:

Loan	Initial Funding Date (1)	Maturity Date (2)	Total Commitment (3)	Principal Balance	Carrying Value	Percent of Our Loan Portfolio	Future Fundings	Interest Rate (4)	Periodic Payment (5)	YTM IRR (6)
1	10/27/2022	10/30/2026	$30,000,000	$30,000,000	$29,140,546	8.6%	-	P + 6.50%(7)	I/O	16.3%
2	3/5/2021	12/31/2024	35,891,667	37,283,861	37,122,095	10.9%	-	P + 6.65%(7)(8) Cash, 4.25% PIK	P&I	18.0%
3(11)	3/25/2021	11/29/2024	20,105,628	20,809,353	20,434,869	6.0%	-	13.91% Cash(7), 2.59% PIK	P&I	21.3%
4(9)	4/19/2021	12/31/2023	12,900,000	12,849,490	12,849,490	3.8%	-	18.72%(7)(8)	P&I	24.2%
5	4/19/2021	4/30/2025	3,500,000	1,856,000	1,856,000	0.5%	1,644,000	P + 12.25%(7)	P&I	24.3%
6	5/28/2021	5/31/2025	12,900,000	13,399,712	13,399,712	3.9%	-	P + 10.75%(7) Cash, 4% PIK(10)	P&I	22.6%
7	8/20/2021	2/20/2024	6,000,000	4,359,375	4,354,824	1.3%	1,500,000	P + 9.00%(7)	P&I	17.1%
8	8/24/2021	6/30/2025	25,000,000	25,466,043	25,220,857	7.4%	-	P + 6.00%(7) Cash, 2.5% PIK	P&I	17.8%
9	9/1/2021	9/1/2024	9,500,000	10,086,382	9,980,730	2.9%	-	18.75% PIK	P&I	25.9%
10	9/3/2021	6/30/2024	15,000,000	15,775,542	15,775,542	4.6%	-	P + 10.75%(7) Cash, 6% PIK	P&I	23.6%
11	9/20/2021	9/30/2024	470,411	274,406	274,406	0.1%	-	11.00%	P&I	21.4%
12	9/30/2021	9/30/2024	32,000,000	32,645,784	32,020,799	9.4%	-	P + 8.75%(7) Cash, 2% PIK	I/O	21.4%
13	11/8/2021	10/31/2024	20,000,000	20,000,000	19,815,257	5.8%	-	13.00%	P&I	18.4%
14	11/22/2021	11/1/2024	13,100,000	13,118,014	12,993,155	3.8%	-	P + 6.00%(7) Cash, 1.5% PIK	I/O	18.0%
15	12/27/2021	12/27/2026	5,000,000	5,194,167	5,194,167	1.5%	-	P + 12.25%(7) Cash, 2.5% PIK	P&I	22.8%
16	12/29/2021	12/29/2023	6,000,000	3,787,852	3,743,099	1.1%	2,400,000	P + 7.50%(7) Cash, 5% PIK	I/O	20.9%
17	12/30/2021	12/31/2024	13,000,000	7,387,500	7,337,523	2.2%	5,500,000	P + 9.25%(7)	I/O	19.9%
18	1/18/2022	1/31/2025	15,000,000	15,000,000	14,737,682	4.3%	-	P + 4.75%(7)	P&I	14.2%
19	2/3/2022	2/28/2025	30,000,000	30,837,950	30,415,113	9.0%	-	P + 8.25%(7) Cash, 3% PIK	P&I	24.4%
20	3/11/2022	8/29/2025	20,000,000	20,483,947	20,406,737	6.0%	-	11% Cash, 3% PIK	P&I	15.3%
21	5/9/2022	5/30/2025	17,000,000	17,337,220	17,203,138	5.1%	-	11% Cash, 3% PIK	P&I	15.5%
22	7/1/2022	7/29/2026	9,000,000	5,076,736	4,997,797	1.5%	4,000,000	P + 8.50%(7) Cash, 3% PIK	P&I	24.3%
		Subtotal	$351,367,706	$343,029,334	$339,273,538	100.0%	$15,044,000	16.9%	Wtd Average	19.7%

(1)	All loans originated prior to April 1, 2021 were purchased from affiliated entities at fair value plus accrued interest on or subsequent to April 1, 2021.

(2)	Certain loans are subject to contractual extension options and may be subject to performance based on other conditions as stipulated in the loan agreement. Actual maturities may differ from contractual maturities stated herein as certain borrowers may have the right to prepay with or without a contractual prepayment penalty. The Company may also extend contractual maturities and amend other terms of the loans in connection with loan modifications.

(3)	Total Commitment excludes future amounts to be advanced at sole discretion of the lender.

(4)	“P” = Prime Rate and depicts floating rate loans that pay interest at the Prime Rate plus a specific percentage; “PIK” = paid-in-kind interest; subtotal represents weighted average interest rate.

(5)	P&I = principal and interest. I/O = interest only. P&I loans may include interest only periods for a portion of the loan term.

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

(7)	This Loan is subject to Prime Rate floor.

(8)	This Loan is subject to an interest rate cap.

(9)	The aggregate loan commitment to Loan #4 includes a $10.9 million initial commitment which has a base interest rate of 15.00% and a second commitment of $2.0 million which has an interest rate of 39%. The statistics presented reflect the weighted average of the terms under all advances for the total aggregate loan commitment.

(10)	Subject to adjustment not below 2% if borrower receives at least two consecutive quarters of positive cash flow after the closing date.

(11)	The aggregate loan commitment to Loan #3 includes a $15.9 million initial commitment which has a base interest rate of 13.625%, 2.75% PIK and a second commitment of $4.2 million which has an interest rate of 15.00%, 2.00% PIK. The statistics presented reflect the weighted average of the terms under all advances for the total aggregate loan commitment.

The following tables summarize our loans held for investment as of December 31, 2022 and 2021:

	As of December 31, 2022
	Outstanding Principal (1)	Original Issue Discount	Carrying Value (1)	Weighted Average Remaining Life (Years) (2)
Senior Term Loans	$343,029,334	$(3,755,796)	$339,273,538	2.2
Current expected credit loss reserve	-	-	(3,940,939)
Total loans held at carrying value, net	$343,029,334	$(3,755,796)	$335,332,599

	As of December 31, 2021
	Outstanding Principal (1)	Original Issue Discount	Carrying Value (1)	Weighted Average Remaining Life (Years) (2)
Senior Term Loans	$200,632,056	$(3,647,490)	$196,984,566	2.2
Current expected credit loss reserve	-	-	(134,542)
Total loans held at carrying value, net	$200,632,056	$(3,647,490)	$196,850,024

(1)	The difference between the Carrying Value and the Outstanding Principal amount of the loans consists of unaccreted original issue discount, deferred loan fees and other upfront fees. Outstanding principal balance includes capitalized PIK interest, if applicable.

(2)	Weighted average remaining life is calculated based on the carrying value of the loans as of December 31, 2022 and December 31, 2021, respectively.

The following tables present changes in loans held for investment at carrying value as of and for the year ended December 31, 2022 and the period ended December 31, 2021:

	Principal	Original Issue Discount	Current Expected Credit Loss Reserve	Carrying Value
Balance at December 31, 2021	$200,632,056	$(3,647,490)	$(134,542)	$196,850,024
New fundings	160,163,120	(3,243,735)	-	156,919,385
Principal repayment of loans	(17,728,730)	-	-	(17,728,730)
Accretion of original issue discount	-	2,874,706	-	2,874,706
Proceeds from sale of loans	(6,957,500)	260,723	-	(6,696,777)
PIK Interest	6,920,388	-	-	6,920,388
Current expected credit loss reserve	-	-	(3,806,397)	(3,806,397)
Balance at December 31, 2022	$343,029,334	$(3,755,796)	$(3,940,939)	$335,332,599

(1)	The difference between the Carrying Value and the Outstanding Principal amount of the loans consists of unaccreted original issue discount, deferred loan fees and other upfront fees. Outstanding principal balance includes capitalized PIK interest, if applicable.

	Principal	Original Issue Discount	Current Expected Credit Loss Reserve	Carrying Value
Balance at March 30, 2021 (inception)	$-	$-	$-	$-
Loans contributed	40,191,921	(846,724)	-	39,345,197
New fundings	174,445,480	(3,529,406)	-	170,916,074
Principal repayment of loans	(9,798,364)	-	-	(9,798,364)
Accretion of original issue discount	-	595,872	-	595,872
Proceeds from sale of loans	(5,005,000)	132,768	-	(4,872,232)
PIK Interest	798,019	-	-	798,019
Provision for credit losses	-	-	(134,542)	(134,542)
Balance at December 31, 2021	$200,632,056	$(3,647,490)	$(134,542)	$196,850,024

(1)	The difference between the Carrying Value and the Outstanding Principal amount of the loans consists of unaccreted original issue discount, deferred loan fees and other upfront fees. Outstanding principal balance includes capitalized PIK interest, if applicable.

We may make modifications to loans, including loans that are in default. Loan terms that may be modified include interest rates, required prepayments, maturity dates, covenants, principal amounts and other loan terms. The terms and conditions of each modification vary based on individual circumstances and will be determined on a case by case basis. Our Manager monitors and evaluates each of our loans held for investment and has maintained regular communications with borrowers regarding the potential impacts on our loans.

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

The following table provides a reconciliation of GAAP net income to Distributable Earnings and Adjusted Distributable Earnings (in thousands, except per share data):

	For the year ended	Period from March 30, 2021 (inception) to
	December 31, 2022	December 30, 2021
Net Income	$32,292,477	$9,496,436
Adjustments to net income
Non-cash equity compensation expense	435,623	29,611
Amortization	563,464	75,861
Provision for current expected credit losses	3,887,405	147,949
Distributable Earnings	$37,178,969	$9,749,857
Adjustments to Distributable Earnings
Adjusted Distributable Earnings	37,178,969	9,917,448
Basic weighted average shares of common stock outstanding (in shares)	17,653,765	6,442,865
Adjusted Distributable Earnings per Weighted Average Share	$2.11	$1.54
Diluted weighted average shares of common stock outstanding (in shares)	17,746,214	6,450,383
Adjusted Distributable Earnings per Weighted Average Share	$2.10	$1.54

Book Value Per Share

The book value per share of our common stock as of December 31, 2022 and December 31, 2021 was approximately $14.86 and $15.13, respectively.

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

Our primary sources of cash generally consist of unused borrowing capacity under our financing sources, the net proceeds of future offerings of equity or debt securities, payments of principal and interest we receive on our portfolio of assets and cash generated from our operating results. On a long-term basis, we expect that our primary sources of financing will be, to the extent available to us, through (a) credit facilities and (b) public and private offerings of our equity and debt securities. We may utilize other sources of financing to the extent available to us. As the cannabis industry continues to evolve and to the extent that additional states legalize cannabis, the demand for capital continues to increase as operators seek to enter and build out new markets. In the short-term, we expect the principal amount of the loans we originate to increase and that we will need to raise additional equity and/or debt financing to increase our liquidity. We expect to achieve this through recycling capital from loan paydowns, repayments, and sales of common stock related to our shelf registration statement.

As of December 31, 2022 and 2021, all of our cash was unrestricted and totaled approximately $5.7 million and $80.2 million, respectively. We believe that our cash on hand, capacity available under our Revolving Loan, and cash flows from operations for the next twelve months will be sufficient to satisfy the operating requirements of our business through at least the next twelve months. The sources of financing for our target investments are described below.

Credit Facilities

In May 2021, in connection with the Company’s acquisition of its wholly-owned financing subsidiary, CAL, the Company was assigned a secured revolving credit facility (the “Revolving Loan”). The Revolving Loan had an original aggregate borrowing base of up to $10,000,000 and bore interest, payable in cash in arrears, at a per annum rate equal to the greater of (x) Prime Rate plus 1.00% and (y) 4.75%. The Company incurred debt issuance costs of $100,000 related to the origination of the Revolving Loan, which were capitalized and are subsequently being amortized through maturity. The maturity date of the Revolving Loan was the earlier of (i) February 12, 2023 and (ii) the date on which the Revolving Loan is terminated pursuant to terms in the Revolving Loan Agreement.

On December 16, 2021, CAL entered into an amended and restated Revolving Loan agreement (the “First Amendment and Restatement”). The First Amendment and Restatement increased the loan commitment from $10,000,000 to $45,000,000 and decreased the interest rate, from the greater of the (1) Prime Rate plus 1.00% and (2) 4.75% to the greater of (1) the Prime Rate plus the applicable margin and (2) 3.25%. The applicable margin is derived from a floating rate grid based upon the ratio of debt to equity of CAL and increases from 0% at a ratio of 0.25 to 1 to 1.25% at a ratio of 1.5 to 1. The First Amendment and Restatement also extended the maturity date from February 12, 2023 to the earlier of (i) December 16, 2023 and (ii) the date on which the Revolving Loan is terminated pursuant to the terms of the Revolving Loan agreement. The Company has the option to extend the initial term for an additional one-year term, provided no events of default exist and the Company provides the required notice of the extension pursuant to the First Amendment and Restatement. The Company incurred debt issuance costs of $859,500 related to the First Amendment and Restatement, which were capitalized and are subsequently being amortized through maturity.

On May 12, 2022, CAL entered into a second amended and restated Revolving Loan agreement (the “Second Amendment and Restatement”). The Second Amendment and Restatement increased the loan commitment from $45,000,000 to $65,000,000. No other material terms of the Revolving Loan were modified as a result of the execution of the Second Amendment and Restatement. The Company incurred debt issuance costs of $177,261 related to the Second Amendment and Restatement, which were capitalized and are subsequently amortized through maturity.

On November 7, 2022, CAL entered into a third amended and restated Revolving Loan agreement (the “Third Amendment and Restatement”). The Third Amendment and Restatement increased the loan commitment from $65,000,000 to $92,500,000. No other material terms of the Revolving Loan were modified as a result of the execution of the Third Amendment and Restatement. The Company incurred debt issuance costs of $323,779 related to the Third Amendment and Restatement, which were capitalized and are subsequently amortized through maturity. As of December 31, 2022 and 2021, unamortized debt issuance costs related to the Revolving Loan and the First, Second and Third Amendments and Restatements of $805,596 and $868,022, respectively, are recorded in other receivables and assets, net on the consolidated balance sheets.

The Revolving Loan incurs unused fees at a rate of 0.25% per annum which began on July 1, 2022 pursuant to the Second Amendment and Restatement. Additionally, during the year ended December 31, 2022, the Company borrowed $58.0 million against the Revolving Loan, which incurred an effective interest rate of 7.75% including the unused fee rate of 0.25%, and $34.5 million available under the Revolving Loan.

The Third Amendment and Restatement provides for certain affirmative covenants, including requiring us to deliver financial information and any notices of default, and conducting business in the normal course. Additionally, the Company must comply with certain financial covenants including: (1) maximum capital expenditures of $150,000, (2) maintaining a debt service coverage ratio greater than 1.35 to 1, and (3) maintaining a leverage ratio less than 1.50 to 1. As of December 31, 2022, we were in compliance with all financial covenants with respect to the Revolving Loan.

During the year ended December 31, 2022, we borrowed $58.0 million, had $58.0 million outstanding, and $34.5 million available under the Revolving Loan as of such date. For the period ended December 31, 2021 we did not borrow against the Revolving Loan and therefore had $0 outstanding and $45 million available under the Revolving Loan as of such date.

On February 27, 2023, CAL entered into the First Amendment to the Third Amended and Restated Loan and Security Agreement. This amendment extended the contractual maturity date of the Revolving Loan until December 16, 2024. The Company retained its option to extend the initial term for an additional one-year period, provided no events of default exist and the Company provides 365 days’ notice of the extension pursuant to this amendment.

Capital Markets

We may seek to raise further equity capital and issue debt securities in order to fund our future investments in loans.

Cash Flows

The following table sets forth changes in cash for the year ended December 31, 2022 and the period of March 30, 2021 (inception) through December 31, 2021:

	For the year ended December 31, 2022	Period from March 30, 2021 (inception) to December 30, 2021
Net income	$32,292,477	$9,496,436
Adjustments to reconcile net income to net cash provided by (used in) operating activities and changes in operating assets and liabilities	(15,287,322)	(2,826,999)
Net cash provided by operating activities	17,005,155	6,669,437
Net cash used in investing activities	(125,244,044)	(145,221,676)
Net cash provided by financing activities	33,706,190	218,800,765
Change in cash	$(74,532,699)	$80,248,526

Net Cash Provided by Operating Activities

For the years ended December 31, 2022 and 2021, we reported “Net cash provided by operating activities” of $17.0 million and $6.7 million, respectively. Net cash flows provided by operating activities increased $10.3 million, primarily attributable to an increase in net income of $22.8 million, partially offset by an increase in accretion of OID of approximately $2.3 million, increase in PIK interest of approximately $6.1 million, increase in provision for current expected credit losses of approximately $3.7 million, increase in amortization of deferred debt issuance costs of approximately $0.5 million, increase in stock based compensation of approximately $0.4 million, increase in interest receivable of approximately $0.8 million, increase interest reserve of approximately $11.2 million, increase in management and incentive fees payable of approximately $1.6 million, and increase in accounts payable and other accrued expenses and related party payables of $1.7 million.

Net Cash Used in Investing Activities

For the years ended December 31, 2022 and 2021, we reported “Net cash used in investing activities” of $125.2 million and $145.2 million, respectively.

The year ended December 31, 2022 was impacted by cash outflows primarily related to $149.7 million used for the origination and funding of loans held for investment, partially offset by $6.7 million received from the sales of loans and $17.7 million of cash received from the principal repayment of loans held for investment.

The period ended December 31, 2021 was impacted by cash outflows primarily related to $159.9 million used for the origination and funding of loans held for investment, partially offset by $4.9 million received from the sales of loans and $9.8 million cash received from the principal repayment of loans held for investment.

Net Cash Provided by Financing Activities

For the years ended December 31, 2022 and 2021, we reported “Net cash provided by financing activities” of $33.7 million and $218.8 million, respectively.

The year ended December 31, 2022 was impacted by cash inflows of approximately $58.0 million related to draw downs on our Revolving Loan and approximately $4.5 million received from the underwriters’ partial exercise of their over-allotment option, partially offset by approximately $28.2 million in dividends paid, approximately $0.5 million in debt issuance costs paid, and approximately $0.1 million related to offering costs associated with our initial public offering.

The period ended December 31, 2021 was impacted by cash inflows of approximately $226.0 million related to proceeds from the issuance of our common stock, partially offset by approximately $5.1 million in dividends paid, approximately $1.2 million of offering costs relate to our initial public offering, and approximately $0.9 million related to debt issuance costs paid.

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

The following table summarizes the Company’s dividends declared during the year ended December 31, 2022.

	Record Date	Payment Date	Common Share Distribution Amount	Taxable Ordinary Income	Return of Capital	Section 199A Dividends
Regular cash dividend	3/31/2022	4/14/2022	$0.40	$0.40	$-	$0.40
Regular cash dividend	6/30/2022	7/15/2022	$0.47	$0.47	$-	$0.47
Regular cash dividend	9/30/2022	10/14/2022	$0.47	$0.47	$-	$0.47
Regular cash dividend	12/30/2022	1/13/2023	$0.47	$0.47	$-	$0.47
Special cash dividend	12/30/2022	1/13/2023	$0.29	$0.29	$-	$0.29
Total cash dividend			$2.10	$2.10	$-	$2.10

Critical Accounting Estimates

Our consolidated financial statements are prepared in accordance with GAAP which requires the use of estimates and assumptions that involve the exercise of judgment as to future uncertainties. In accordance with SEC guidance, the following discussion addresses the accounting estimates that we believe apply to us based on the nature of our operations. Our most critical accounting estimates involve a significant level of estimation uncertainty that have had or are reasonably likely to have a material impact on our financial conditions and results of operations. We believe that all of the decisions and assessments used to prepare our consolidated financial statements are based upon reasonable assumptions given the information available to us at that time. Our critical accounting estimates will be expanded over time as we fully implement our strategy. Those accounting estimates that we believe are most critical to an investor’s understanding of our financial results and condition and require complex management judgment are discussed below.

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

We evaluate our loans on a collective (pool) basis by aggregating on the basis of similar risk characteristics as explained below. We make the judgment that loans to cannabis-related borrowers that are fully collateralized by real estate exhibit similar risk characteristics and are evaluated as a pool. Further, loans that have no real estate collateral, but are secured by other forms of collateral, including equity pledges of the borrower, and otherwise have similar characteristics as those collateralized by real estate are evaluated as a pool. All other loans are analyzed individually, either because they operate in a different industry, may have a different risk profile, or have maturities that extend beyond the forecast horizon for which we are able to derive reasonable and supportable forecasts.

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

In addition, we review each loan on a quarterly basis and evaluate the borrower’s ability to pay the monthly interest and principal, if required, as well as the loan-to-value (LTV) ratio. In considering the potential current expected credit loss, the Manager primarily considers significant inputs to our forecasting methods, which include (i) key loan-specific inputs such as the value of the real estate collateral, liens on equity (including the equity in the entity that holds the state-issued license to cultivate, process, distribute, or retail cannabis), presence of personal or corporate guarantees, among other credit enhancements, LTV ratio, ratio type (fixed or floating) and IRR, loan-term, geographic location, and expected timing and amount of future loan fundings, (ii) performance against the underwritten business plan and our internal loan risk rating and (iii) a macro-economic forecast. Estimating the enterprise value of our borrowers in order to calculate LTV ratios is often a significant estimate. We rely primarily on comparable transactions to estimate enterprise value of our portfolio companies and supplement such analysis with a multiple-based approach to enterprise value to revenue multiples of publicly-traded comparable companies obtained from S&P Capital IQ as of the quarter end, to which we apply a private company discount based on our current borrower profile. These estimates may change in future periods based on available future macro-economic data and might result in a material change in our future estimates of expected credit losses for our loan portfolio.

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

The risk ratings are primarily based on historical data and current conditions specific to each portfolio company, as well as consideration of future economic conditions and each borrower’s estimated ability to meet debt service requirements. The declines in risk ratings shown in the following table from December 31, 2021 to December 31, 2022 consider borrower specific credit history and performance and quarterly re-evaluation of overall current macroeconomic conditions affecting its borrowers. As interest rates have increased due to rising rates from the Federal Reserve Board, it has impacted borrowers’ ability to service their debt obligations on a global scale. This decline in risk ratings had an effect on the level of the current expected credit loss reserve, though the loans continued to perform as expected. For approximately 82% of the portfolio, the fair value of the underlying real estate collateral exceeded the amounts outstanding under the loans as of December 31, 2022. The remaining approximately 18% of the portfolio, while not fully collateralized by real estate, was secured by other forms of collateral including equipment, receivables, licenses and/or other assets of the borrowers to the extent permitted by applicable laws and regulations governing such borrowers.

As of December 31, 2022 and 2021, the carrying value, excluding the CECL Reserve, of the Company’s loans within each risk rating by year of origination is as follows:

	As of December 31, 2022					As of December 31, 2021
Risk Rating	2022	2021	2020	2019	Total	2021	2020	2019	Total
1	$-	$274,406	$-	$-	$274,406	$135,076,307	$32,242,114	$590,384	$167,908,805
2	94,467,449	88,444,868	29,140,546	-	212,052,863	29,075,761	-	-	29,075,761
3	30,415,113	83,131,444	-	-	113,546,557	-	-	-	-
4	-	13,399,712	-	-	13,399,712	-	-	-	-
5	-	-	-	-	-	-	-	-	-
Total	$124,882,562	$185,250,430	$29,140,546	$-	$339,273,538	$164,152,068	$32,242,114	$590,384	$196,984,566

(1)	Amounts are presented by loan origination year with subsequent advances shown in the original year of origination. Originations prior to March 30, 2021 were acquired in connection with our formation.

Credit Risk

We are subject to varying degrees of credit risk in connection with our loans and interest receivable. Our Manager seeks to mitigate this risk by seeking to originate loans, and may in the future acquire loans, of higher quality at appropriate prices given anticipated and unanticipated losses, by employing a comprehensive review and selection process and by proactively monitoring originated and acquired loans. Nevertheless, unanticipated credit losses could occur that could adversely impact our operating results. None of our borrowers are now, or have previously been in payment or otherwise material default under their respective loan agreements with us.

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

Our loan portfolio as of December 31, 2022 and 2021 was concentrated with the top three borrowers representing approximately 29.4% and 34.6% of the funded principal and approximately 27.9% and 9.7% of the total commitments to borrowers, respectively. As of December 31, 2022 and 2021, the top three borrowers represented approximately 29.3% and 15.3% of interest income, respectively. The largest loan represented approximately 10.9% and 15.0% of the funded principal and approximately 10.2% and 12.8% of the total commitments as of December 31, 2022 and 2021, respectively.

As of December 31, 2022 and December 31, 2021, our borrowers have operations in the jurisdictions in the table below:

As of December 31, 2022			As of December 31, 2021
Jurisdiction	Outstanding Principal	Our Loan Portfolio	Jurisdiction	Outstanding Principal	Our Loan Portfolio
Michigan	$58,823,506	17%	Michigan	$31,724,877	16%
Maryland	53,394,180	16%	Maryland	38,267,872	19%
Florida	51,421,128	15%	Florida	16,800,000	8%
Ohio	45,116,990	13%	Ohio	14,150,000	7%
Pennsylvania	34,606,585	10%	Pennsylvania	31,210,457	16%
Illinois	30,302,490	9%	Illinois	27,312,315	14%
Arizona	19,266,104	6%	Arizona	18,214,035	9%
Missouri	17,337,220	5%	Missouri	-	0%
Massachusetts	15,031,751	4%	Massachusetts	4,284,605	2%
West Virginia	11,640,004	3%	West Virginia	11,017,895	5%
Nevada	6,089,376	2%	Nevada	1,800,000	1%
New Jersey	-	0%	New Jersey	5,700,000	3%
Arkansas	-	0%	Arkansas	150,000	0%
Total	$343,029,334	100%	Total	$200,632,056	100%

The Company measures current expected credit losses (“CECL”) for loans held for investment based on Accounting Standards Codification (“ASC”) Topic 326, Financial Instruments – Credit Losses (“ASC 326”). The Company early adopted ASU 326 at formation, which introduces a new credit loss methodology which requires earlier recognition of credit losses, while also providing additional transparency about credit risk. The CECL methodology utilizes a lifetime “expected credit loss” methodology for the recognition of credit losses for loans and other receivables at the time the financial asset is originated or acquired. CECL amended the previous credit loss model to reflect a reporting entity’s current estimate of all expected credit losses, not only based on historical experience and current conditions, but also by including reasonable and supportable forecasts incorporating forward-looking information. The allowance for credit losses (the “CECL Reserve”) required under ASU 326 is deducted from the respective loans’ amortized cost basis on the Company’s Consolidated Balance Sheets. The allowance for credit losses attributed to unfunded loan commitments is included in Accounts payable and accrued expenses on the Consolidated Balance Sheets. The expected credit losses are adjusted each period for changes in expected lifetime credit losses.

Refer to footnote 3 to our consolidated financial statements for the year ended December 31, 2022, titled “Loans Held for Investment, net” for more information on CECL.

Income Taxes

We are a Maryland corporation that elected to be taxed as a REIT under the Code, commencing with our taxable period ended December 31, 2021. We believe that our method of operation will enable us to continue to qualify as a REIT. However, no assurances can be given that our beliefs or expectations will be fulfilled, since qualification as a REIT depends on us satisfying numerous asset, income and distribution tests which depend, in part, on our operating results.

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

FASB ASC Topic 740, Income Taxes (“ASC 740”), prescribes a recognition threshold and measurement attribute for the consolidated financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. We have analyzed our various federal and state filing positions and believe that our income tax filing positions and deductions are well documented and supported as of December 31, 2022. Based on our evaluation, there is no reserve for any uncertain income tax positions. Accrued interest and penalties, if any, are included within other liabilities in the balance sheets.

Recent Accounting Pronouncements

Refer to footnote 2 to our consolidated financial statements for the year ended December 31, 2022, titled “Significant Accounting Policies” for information on recent accounting pronouncements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risks in the ordinary course of our business. These risks primarily relate to fluctuations in interest rates. Our loans are typically valued using a yield analysis, which is typically performed for performing loans to borrowers. Changes in market yields may change the fair value of certain of our loans. Generally, an increase in market yields may result in a decrease in the fair value of certain of our loans, however this is mitigated to the extent our loans bear interest at a floating rate. As of December 31, 2022, we had 18 floating-rate loans, representing approximately 83.1% of our loan portfolio based on aggregate outstanding principal balances, subject to a Prime Rate floor. We estimate that a hypothetical 100 basis points increase in the Prime Rate would result in an increase in annual interest income of approximately $2.8 million and a 100 basis points decrease in the Prime Rate would result in a decrease in annual interest income of approximately $2.8 million. Our loans generally have a Prime Rate floor of 3.25%.

In addition, our Revolving Loan is exposed to similar market risks. Changes in market rates may change the fair value of our Revolving Loan as our loan bears interest at the great of (1) the Prime Rate plus the applicable margin and (2) 3.25%. As of December 31, 2022, we had an outstanding balance of $58.0 million under the Revolving Loan. We estimate that a hypothetical 100 basis points increase in the Prime Rate would result in an increase in annual interest expense of approximately $0.6 million and a 100 basis points decrease in the Prime Rate would result in a decrease in annual interest expense of approximately $0.6 million.

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

While we believe the principal amounts of our loans are generally adequately protected by underlying collateral value, there is a risk that we will not realize the entire principal value of certain loans, particularly those not fully collateralized by real estate. In order to mitigate that risk, our loans are generally collateralized by other assets, such as equipment, receivables, licenses or other assets of the borrowers to the extent permitted by applicable laws and regulations. In addition, we seek to impose strict loan covenants and seek personal or corporate guarantees for additional protection. As of December 31, 2022, 89% of our portfolio is fully secured by real estate and 11% has limited or no real estate collateral. Our portfolio on average had real estate collateral coverage of 1.7x as of December 31, 2022, and all of our loans are secured by equity pledges of the borrower and all asset liens. As of December 31, 2021, 92% of our portfolio was fully secured by real estate and 8% had limited or no real estate collateral. Our portfolio on average had real estate collateral coverage of 2.2x as of December 31, 2021, and all of our loans were secured by equity pledges of the borrower and all asset liens.

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

Shareholders and Board of Directors

Chicago Atlantic Real Estate Finance, Inc.

Chicago, Illinois

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Chicago Atlantic Real Estate Finance, Inc. (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations, equity, and cash flows for the year ended December 31, 2022 and for the period from March 30, 2021 (inception) to December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for the year ended December 31, 2022 and for the period from March 30, 2021 (inception) to December 31, 2021 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

We have served as the Company's auditor since 2021.

/s/ BDO USA, LLP

Chicago, Illinois

March 9, 2023

Chicago Atlantic Real Estate Finance, Inc.
Consolidated Balance Sheets
As of December 31, 2022 and 2021

	December 31, 2022	December 31, 2021
Assets
Loans held for investment	$339,273,538	$196,984,566
Current expected credit loss reserve	(3,940,939)	(134,542)
Loans held for investment at carrying value, net	335,332,599	196,850,024
Cash	5,715,827	80,248,526
Interest receivable	1,204,412	197,735
Other receivables and assets, net	1,018,212	874,170
Total Assets	$343,271,050	$278,170,455

Liabilities
Revolving loan	$58,000,000	$-
Dividend payable	13,618,591	4,537,924
Management and incentive fees payable	3,295,600	802,294
Interest reserve	1,868,193	6,636,553
Related party payables	1,397,515	1,902,829
Accounts payable and other liabilities	1,058,128	212,887
Total Liabilities	79,238,027	14,092,487
Commitments and contingencies (Note 8)

Stockholders’ equity
Common stock, par value $0.01 per share, 100,000,000 shares authorized and 17,766,936 and 17,453,553 shares issued and outstanding, respectively	176,859	173,551
Additional paid-in-capital	268,995,848	264,081,977
Accumulated earnings (deficit)	(5,139,684)	(177,560)
Total stockholders’ equity	264,033,023	264,077,968

Total liabilities and stockholders’ equity	$343,271,050	$278,170,455

The accompanying notes are an integral part of these consolidated financial statements.

Chicago Atlantic Real Estate Finance, Inc.
Consolidated Statements of Operations
For the year ended December 31, 2022 and the period from March 30, 2021 (inception) to December 31, 2021

	For the year ended December 31, 2022	Period from March 30, 2021 (inception) to December 30, 2021
Revenues
Interest income	$51,471,766	$11,075,116
Interest expense	(2,614,138)	(75,861)
Net interest income	48,857,628	10,999,255

Expenses
Management and incentive fees, net	6,562,087	802,294
Provision for current expected credit losses	3,887,405	147,949
General and administrative expense	3,528,322	297,916
Professional fees	2,151,714	57,458
Stock based compensation	435,623	29,611
Organizational expense	-	167,591
Total expenses	16,565,151	1,502,819

Net Income before income taxes	32,292,477	9,496,436
Income tax expense	-	-
Net Income	$32,292,477	$9,496,436

Earnings per common share:
Basic earnings per common share	$1.83	$1.47
Diluted earnings per common share	$1.82	$1.47

Weighted average number of common shares outstanding:
Basic weighted average shares of common stock outstanding	17,653,765	6,442,865
Diluted weighted average shares of common stock outstanding	17,746,214	6,450,383

The accompanying notes are an integral part of these consolidated financial statements.

Chicago Atlantic Real Estate Finance, Inc.
Consolidated Statements of Equity
For the year ended December 31, 2022 and the period from March 30, 2021 (inception) to December 31, 2021

	Common Stock		Additional	Accumulated	Total Stockholders’
	Shares	Amount	Paid-In-Capital	Earnings (Deficit)	Equity
Balance at March 30, 2021 (inception)	-	$-	$-	$-	$-
Issuance of common stock in connection with sale of unregistered equity securities	10,636,363	106,363	164,653,798	-	$164,760,161
Issuance of common stock in connection with initial public offering and concurrent private placement, net of offering costs, underwriting discounts and commissions	6,718,750	67,188	99,398,568	-	$99,465,756
Stock-based compensation	98,440	-	29,611	-	$29,611
Dividends declared on common shares ($1.34 per share)	-	-	-	(9,673,996)	$(9,673,996)
Net income	-	-	-	9,496,436	$9,496,436
Balance at December 31, 2021	17,453,553	173,551	264,081,977	(177,560)	$264,077,968
Issuance of common stock in connection with initial public offering and concurrent private placement, net of offering costs, underwriting discounts and commissions	302,800	3,028	4,478,528	-	$4,481,556
Stock-based compensation	10,583	280	435,343	13,150	$448,773
Dividends declared on common shares ($2.10 per share)	-	-	-	(37,267,751)	$(37,267,751)
Net income	-	-	-	32,292,477	$32,292,477
Balance at December 31, 2022	17,766,936	$176,859	$268,995,848	$(5,139,684)	$264,033,023

The accompanying notes are an integral part of these consolidated financial statements.

Chicago Atlantic Real Estate Finance, Inc.
Consolidated Statements of Cash Flows
For the year ended December 31, 2022 and the period from March 30, 2021 (inception) to December 31, 2021

	For the year ended December 31, 2022	Period from March 30, 2021 (inception) to December 30, 2021
Operating activities
Net income	$32,292,477	$9,496,436

Adjustments to reconcile net income to net cash provided by operating activities:
Accretion of deferred loan origination fees and other discounts	(2,874,706)	(595,872)
Paid-in-kind interest	(6,920,388)	(798,019)
Provision for current expected credit losses	3,887,405	147,949
Amortization of deferred debt issuance costs	563,464	75,861
Stock based compensation	435,623	29,611

Changes in operating assets and liabilities:
Interest receivable	(1,006,677)	(197,735)
Other receivables and assets, net	(106,074)	(6,148)
Interest reserve	(13,818,194)	(2,587,249)
Related party payable	1,294,686	-
Management and incentive fees payable	2,493,306	905,123
Accounts payable and accrued expenses	764,233	199,480
Net cash provided by operating activities	17,005,155	6,669,437

Cash flows from investing activities
Issuance of and fundings of loans held for investment	(149,669,551)	(159,892,272)
Proceeds from sales of loans held for investment	6,696,777	4,872,232
Principal repayment of loans held for investment	17,728,730	9,798,364
Net cash used in investing activities	(125,244,044)	(145,221,676)

Cash flows from financing activities
Proceeds from sale of common stock	4,505,664	226,031,597
Proceeds from borrowings on revolving loan	58,000,000	-
Dividends paid to common shareholders	(28,173,934)	(5,136,072)
Payment of deferred debt issuance costs	(501,040)	(943,883)
Payment of deferred offering costs	(124,500)	(1,150,877)
Net cash provided by financing activities	33,706,190	218,800,765

Change in cash	(74,532,699)	80,248,526
Cash, beginning of period	80,248,526	-
Cash, end of period	5,715,827	80,248,526

Supplemental disclosure of non-cash financing and investing activity
Loans acquired for issuance of shares of common stock	$-	$39,345,197
Interest reserve withheld from funding of loans held for investment	9,049,834	9,223,802
OID withheld from funding of loans held for investment	3,243,735	3,529,406
Dividends declared and not yet paid	13,592,997	4,537,924

Supplemental information:
Interest paid during the period	$1,660,993	$-
Income taxes paid during the period	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

CHICAGO ATLANTIC Real Estate finance, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2022 AND THE PERIOD FROM MARCH 30, 2021 (INCEPTION) TO DECEMBER 31, 2021

1.	ORGANIZATION AND DESCRIPTION OF BUSINESS

Chicago Atlantic Real Estate Finance, Inc., and subsidiary (collectively the “Company”, “we”, or “our”), is a commercial mortgage real estate investment trust (“REIT”) incorporated in the state of Maryland on March 30, 2021. The Company elected to be taxed as a REIT for United States federal income tax purposes under the Internal Revenue Code of 1986, as amended (the “Code”), commencing with its taxable year ended December 31, 2021. The Company generally will not be subject to United States federal income taxes on its REIT taxable income as long as it annually distributes all of its REIT taxable income prior to the deduction for dividends paid to stockholders and complies with various other requirements as a REIT.

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

Subsequently, the Company also acquired loans at amortized cost of $22,516,005 from affiliates of the Manager in exchange for issuance of 1,446,473 shares of common stock, as well as cash contributions of $125,517,500 to fund loans in exchange for 8,067,010 shares of common stock. Additionally, the Company acquired 100% of CAL from an affiliate of the Manager in exchange for the issuance of 481,259 shares of common stock.

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

Basis of Presentation

The accompanying consolidated financial statements have been prepared on the accrual basis of accounting in conformity with accounting principles generally accepted in the United States of America (“GAAP”). Our consolidated financial statements present the financial position, results of operations, and cash flows of Chicago Atlantic Real Estate Finance, Inc., and its wholly owned consolidated subsidiary, Chicago Atlantic Lincoln, LLC (“CAL”). All intercompany accounts and transactions have been eliminated in consolidation

Use of Estimates in the Preparation of Consolidated Financial Statements

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Actual results could differ from those estimates. Significant estimates include the provision for current expected credit losses.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation. Interest expense was previously presented as an operating expense and has been reclassified as a reduction to net interest income on the consolidated statements of operations. General and administrative expense reimbursements due to the Manager, which were previously included in the line item management and incentive fees payable, have been reclassified into related party payables in the consolidated balance sheets. In addition, the general administrative expense reimbursements incurred by the Manager, which were previously included in the line item management and incentive fees, net, have been reclassified into general and administrative expense in the consolidated statements of operations Further, the line items other receivables and other assets as of December 31, 2021 have been reclassified to the line item other receivables and assets, net to conform to the current year presentation.

These reclassifications do not result in any changes to previously reported total assets, stockholder’s equity, and net income.

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

Concentration of Credit Risks

Financial instruments that may subject the Company to concentrations of credit risk consist primarily of cash , loans and interest receivable. The Company and the Manager seek to manage this credit risk relating to cash by monitoring the financial stability of the financial institutions and their ability to continue in business for the foreseeable future. Concentration of credit risk relating to loans and interest receivable are managed by the Company and the Manager through robust portfolio monitoring and performing due diligence prior to origination or acquisition and through the use of non-recourse financing, when and where available and appropriate.

Offering Costs

Costs associated with the offering of common shares of the Company including, but not limited to legal, accounting, printing, and filing fees, including audit fees incurred directly related to the offering. Such costs are capitalized as incurred and are included in other assets in the consolidated balance sheets as of December 31, 2022 and 2021. Deferred offering costs will be charged to additional paid-in-capital upon the completion of an offering of the authorized common stock of the Company. Should an offering of the authorized common stock of the Company prove to be unsuccessful, these deferred costs, as well as additional expenses to be incurred, will be charged to operations. Deferred offering costs are included in Other receivables and assets, net within the consolidated balance sheets in the amount of $100,392 and $0 as of December 31, 2022 and December 31, 2021, respectively.

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

Once the Company decides to sell loans, they may be transferred to held-for-sale and carried at the lower of cost or fair value.

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

CECL Reserve

The Company measures current expected credit losses (“CECL”) for loans held for investment based on Accounting Standards Codification (“ASC”) No. 326, Financial Instruments – Credit Losses (“ASC 326”). The CECL methodology utilizes a lifetime “expected credit loss” methodology for the recognition of credit losses for loans and other receivables at the time the financial asset is originated or based on historical experience and current conditions, as well as reasonable and supportable forecasts incorporating forward-looking information. The allowance for credit losses (the “CECL Reserve”) required under ASC 326 is deducted from the respective loans’ amortized cost basis on the Company’s consolidated balance sheets. The CECL Reserve attributed to unfunded loan commitments is included in accounts payable and accrued expenses on the consolidated balance sheets. The expected credit losses are adjusted each period for changes in expected lifetime credit losses through a provision for current expected credit losses recognized on the consolidated statement of operations.

Refer to “Note 3 – Loans Held for Investment, Net” for further information regarding the CECL Reserve.

Fair Value Measurements

Fair value represents the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value measurement assumes that the transaction to sell the asset or transfer the liability takes place either in the principal market for the asset or liability, or, in the absence of a principal market, in the most advantageous market for the asset or liability. The Company discloses the fair value of its financial assets and liabilities based on observable market information where available or on market participant assumptions. These assumptions are subjective in nature and involve matters of judgment and, therefore, fair values cannot always be determined with precision. When determining fair value, the Company maximizes the use of observable inputs and minimizes the use of unobservable inputs. The three levels of the fair value hierarchy as set forth in Financial Accounting Standards Board (“FASB”) ASC Topic 820 – Fair Value Measurement and Disclosure are as follows:

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

GAAP requires disclosure of fair value information about financial assets and liabilities, whether or not recognized in the consolidated financial statements, for which it is practical to estimate the value. In cases where quoted market prices are not available, fair values are based upon the application of discount rates to estimated future cash flows using market yields, or other valuation methodologies. Any changes to the valuation methodology will be reviewed by the Company’s management to ensure the changes are appropriate. The methods used may produce a fair value calculation that is not indicative of net realizable value or reflective of future fair values. Furthermore, while the Company anticipates that the valuation methods are appropriate and consistent with other market participants, the use of different methodologies, or assumptions, to determine the fair value of certain financial assets and liabilities could result in a different estimate of fair value at the reporting date. The Company uses inputs that are current as of the measurement date, which may fall within periods of market dislocation, during which price transparency may be reduced.

The fair value of loans held for investment is discussed in Note 3. Excluding the aforementioned assets, the carrying values of these financial assets approximates fair value because of the short-term maturities of these assets.

Equity-Based Compensation

The Company accounts for equity-based compensation issued to employees of the Manager and its affiliates and the members the Board pursuant to the 2021 Omnibus Incentive Plan (the “2021 Plan”) under the fair value method. This method measures compensation cost at the date of grant based on the value of the award and recognizes the cost over the service period, which is usually the vesting period. Forfeitures are recognized as they occur. The fair value of equity-based compensation awards is based on the estimated fair value of the Company’s common stock, based on the Company’s stock price on grant date, and approved by the Board. Fair values of award grants also recognize any ongoing restrictions on the sale of securities.

Debt Issuance Costs

Debt issuance costs are presented as a direct deduction from the debt liability with the exception of debt issuances costs related to the Revolving Loan, consistent with debt discounts or premiums unless they relate to an undrawn line of credit, in which case they are amortized on a straight-line basis over the life of the line of credit. Unamortized debt issuance costs are subsequently expensed if the associated debt is repaid prior to maturity. Amortization of debt issuance costs are reported as interest expense in the consolidated statements of operations. As of December 31, 2022, the Company has unamortized debt issuance costs of $805,596 presented within Other receivables and assets, net on the Company’s consolidated balance sheets.

Formation Transaction

The Company commenced operations on March 30, 2021. The assets and liabilities constituting the Initial Portfolio were contributed at amortized cost on April 1, 2021 (the “Formation Transaction”). The fair values of the contributed cash and accrued interest approximated their carrying values because of the short-term nature of these instruments in relation to their origination date. The amortized cost of the contributed assets described above were agreed upon by the Contribution Group and used to determine the number of shares of common stock issued. Any purchase premiums or discounts are amortized over the expected life of the investment.

The following table shows the par values, amortized cost and purchase premiums (discounts) of the Initial portfolio as of April 1, 2021:

	Par value	Amortized Cost	Premium (Discount)
Assets
Cash	$97,976	$97,976	$-
Loans, held-for-investment, net	9,883,211	9,802,024	(81,187)
Total contributions	$9,981,187	$9,900,000	$(81,187)

Revenue Recognition

Interest income is recognized on an accrual basis and is reported as an interest receivable until collected. Interest income is accrued based on the outstanding principal amount and the contractual terms of the loan. Original issue discount (“OID”), market discounts or premiums, and loan amendment fees for minor modifications (collectively, “Net Loan Fees”) are recorded as an adjustment to the amortized cost of the loan and accreted or amortized as an adjustment to interest income over the initial term of the respective loan using a method that approximates the effective interest method. When the Company receives a loan principal payment, the unamortized Net Loan Fees related to the paid principal is accelerated and recognized in interest income.

Delayed draw loans may earn interest or unused fees on the undrawn portion of the loan, which is recognized as interest income in the period earned. Other fees, including prepayment fees and exit or success fees, are recognized as interest income when received.

Certain of the Company’s loans contain a paid-in-kind interest income provision (“PIK interest”). The PIK interest, computed at the contractual rate specified in the applicable loan agreement, is added to the principal balance of the loan, rather than being paid in cash, and is generally collected upon repayment of the outstanding principal. Recognition of PIK interest includes assessments of collectability and may discontinue accrual of interest income, including PIK interest, when there is reasonable doubt that the interest income will be collected. To the extent required to maintain the Company’s status as a REIT, and/or to avoid incurring an excise tax, accrued income such as this may need to be distributed to stockholders in the form of dividends for the year earned, even though the Company has not yet collected the cash.

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

Expenses

Interest expense, in accordance with the Company’s financing agreements, is recorded on an accrual basis. General and administrative expenses, including professional fees, are expensed as incurred.

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

FASB ASC Topic 740, Income Taxes (“ASC 740”), prescribes a recognition threshold and measurement attribute for the consolidated financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company has analyzed its various federal and state filing positions and believes that its income tax filing positions and deductions are well documented and supported as of December 31, 2022 and 2021. Based on the Company’s evaluation, there is no reserve for any uncertain income tax positions. Accrued interest and penalties, if any, are included within other liabilities in the balance sheets.

Earnings per Share

The Company calculates basic earnings / (loss) per share by dividing net income / (loss) allocable to common stockholders for the period by the weighted average shares of common stock outstanding for that period. Diluted earnings / (loss) per share takes into effect any dilutive instruments, except when doing so would be anti-dilutive. As of December 31, 2022 and 2021, there were dilutive instruments relating to restricted shares. See Note 10 included in these consolidated financial statements for the earnings per share calculations.

Recent Accounting Pronouncements

In March 2022, the FASB issued Accounting Standards Update (“ASU”) 2022-02, Financial Instruments – Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures. The amendments in this ASU eliminate the accounting guidance for TDRs by creditors in Subtopic 310-40, Receivables—Troubled Debt Restructurings by Creditors, while enhancing disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty. Additionally, for public business entities, the amendments in this ASU require that an entity disclose current-period gross write-offs by year of origination for financing receivables and net investments in leases within the scope of Subtopic 326-20, Financial Instruments—Credit Losses—Measured at Amortized Cost. The ASU’s amendments are effective for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years and early adoption is permitted. The Company’s adoption of ASU 2022-02 on January 1, 2023 did not have a material impact on the Company’s consolidated financial statements.

3.	LOANS HELD FOR INVESTMENT, NET

As of December 31, 2022 and 2021, the Company’s portfolio was comprised of loans to 22 and 21 portfolio companies, respectively, that the Company has the ability and intent to hold until maturity. The portfolio loans are held on the consolidated balance sheets at amortized cost. The Company’s aggregate loan commitments and outstanding principal were approximately $351.4 million and $343.0 million, respectively as of December 31, 2022, and $235.1 million and $200.6 million as of December 31, 2021. During the year ended December 31, 2022 and the period ended December 31, 2021, the Company funded approximately $160.2 million and $174.4 million, respectively, in new loan principal, which included $0 and $40.2 million of loans contributed from affiliates of the Manager (see Note 7).

As of December 31, 2022 and 2021, approximately 83.1% and 53.4%, respectively, of the Company’s portfolio was comprised of floating rate loans that pay interest at the Prime Rate plus an applicable margin, and were subject to Prime Rate ceilings and floors as discussed in the tables below. The carrying value of these loans was approximately $281.6 million and $106.7 million as of December 31, 2022 and 2021, respectively.

The remaining 16.9% and 46.4%,  respectively, of the portfolio was comprised of fixed rate loans that had a carrying value of approximately $57.7 million and $91.3  million as of December 31, 2022 and 2021, respectively.

The following tables summarize the Company’s loans held for investment as of December 31, 2022 and 2021:

	As of December 31, 2022
	Outstanding Principal (1)	Original Issue Discount	Carrying Value (1)	Weighted Average Remaining Life (Years) (2)
Senior Term Loans	$343,029,334	$(3,755,796)	$339,273,538	2.2
Current expected credit loss reserve	-	-	(3,940,939)
Total loans held at carrying value, net	$343,029,334	$(3,755,796)	$335,332,599

	As of December 31, 2021
	Outstanding Principal (1)	Original Issue Discount	Carrying Value (1)	Weighted Average Remaining Life (Years) (2)
Senior Term Loans	$200,632,056	$(3,647,490)	$196,984,566	2.2
Current expected credit loss reserve	-	-	(134,542)
Total loans held at carrying value, net	$200,632,056	$(3,647,490)	$196,850,024

(1)	The difference between the Carrying Value and the Outstanding Principal amount of the loans consists of unaccreted original issue discount, deferred loan fees and other upfront fees. Outstanding principal balance includes capitalized PIK interest, if applicable.

(2)	Weighted average remaining life is calculated based on the carrying value of the loans as of December 31, 2022 and December 31, 2021, respectively.

The following table presents changes in loans held at carrying value as of and for the year ended December 31, 2022 and the period ended December 31, 2021:

	Principal	Original Issue Discount	Current Expected Credit Loss Reserve	Carrying Value
Balance at December 31, 2021	$200,632,056	$(3,647,490)	$(134,542)	$196,850,024
New fundings	160,163,120	(3,243,735)	-	156,919,385
Principal repayment of loans	(17,728,730)	-	-	(17,728,730)
Accretion of original issue discount	-	2,874,706	-	2,874,706
Sale of loans	(6,957,500)	260,723	-	(6,696,777)
PIK Interest	6,920,388	-	-	6,920,388
Current expected credit loss reserve	-	-	(3,806,397)	(3,806,397)
Balance at December 31, 2022	$343,029,334	$(3,755,796)	$(3,940,939)	$335,332,599

(1)	The difference between the Carrying Value and the Outstanding Principal amount of the loans consists of unaccreted original issue discount, deferred loan fees and other upfront fees. Outstanding principal balance includes capitalized PIK interest, if applicable.

	Principal	Original Issue Discount	Current Expected Credit Loss Reserve	Carrying Value
Balance at March 30, 2021 (inception)	$-	$-	$-	$-
Loans contributed	40,191,921	(846,724)	-	39,345,197
New fundings	174,445,480	(3,529,406)	-	170,916,074
Principal repayment of loans	(9,798,364)	-	-	(9,798,364)
Accretion of original issue discount	-	595,872	-	595,872
Sale of loans	(5,005,000)	132,768		(4,872,232)
PIK Interest	798,019	-	-	798,019
Provision for credit losses	-	-	(134,542)	(134,542)
Balance at December 31, 2021	$200,632,056	$(3,647,490)	$(134,542)	$196,850,024

(1)	The difference between the Carrying Value and the Outstanding Principal amount of the loans consists of unaccreted original issue discount, deferred loan fees and other upfront fees. Outstanding principal balance includes capitalized PIK interest, if applicable.

A more detailed listing of the Company’s loans held at carrying value based on information available as of December 31, 2022, is as follows:

Loan	Location	Outstanding Principal(1)	Original Issue Premium/ (Discount)	Carrying Value(1)	Contractual Interest Rate(4)	Maturity Date(2)	Payment Terms(3)	Initial Funding Date(1)
1	Various(6)	$30,000,000	$(859,454)	$29,140,546	P + 6.50%(5)	10/30/2026	I/O	10/27/2022
2	Michigan	37,283,861	(161,766)	37,122,095	P + 6.65%(5)(10) Cash, 4.25% PIK	12/31/2024	P&I	3/5/2021
3	Various(6)	20,809,353	(374,484)	20,434,869	13.91%(5) Cash, 2.59% PIK(9)	11/29/2024	P&I	3/25/2021
4	Arizona	12,849,490	-	12,849,490	18.72%(5)(7)	12/31/2023	P&I	4/19/2021
5	Massachusetts	1,856,000	-	1,856,000	P + 12.25%(5)	4/30/2025	P&I	4/19/2021
6	Pennsylvania	13,399,712	-	13,399,712	P + 10.75%(5) Cash, 4% PIK(8)	5/31/2025	P&I	5/28/2021
7	Michigan	4,359,375	(4,551)	4,354,824	P + 9.00%(5)	2/20/2024	P&I	8/20/2021
8	Various(6)	25,466,043	(245,186)	25,220,857	P + 6.00%(5) Cash, 2.5% PIK	6/30/2025	P&I	8/24/2021
9	West Virginia	10,086,382	(105,652)	9,980,730	18.75% PIK	9/1/2024	P&I	9/1/2021
10	Pennsylvania	15,775,542	-	15,775,542	P + 10.75%(5) Cash, 6% PIK	6/30/2024	P&I	9/3/2021
11	Michigan	274,406	-	274,406	11.00%	9/30/2024	P&I	9/20/2021
12	Maryland	32,645,784	(624,985)	32,020,799	P + 8.75%(5) Cash, 2% PIK	9/30/2024	I/O	9/30/2021
13	Various(6)	20,000,000	(184,743)	19,815,257	13.00%	10/31/2024	P&I	11/8/2021
14	Michigan	13,118,014	(124,859)	12,993,155	P + 6.00%(5) Cash, 1.5% PIK	11/1/2024	I/O	11/22/2021
15	Various(6)	5,194,167	-	5,194,167	P + 12.25%(5) Cash, 2.5% PIK	12/27/2026	P&I	12/27/2021
16	Michigan	3,787,852	(44,753)	3,743,099	P + 7.50% Cash(5), 5% PIK	12/29/2023	I/O	12/29/2021
17	Various(6)	7,387,500	(49,977)	7,337,523	P + 9.25%(5)	12/31/2024	P&I	12/30/2021
18	Florida	15,000,000	(262,318)	14,737,682	P + 4.75%(5)	1/31/2025	P&I	1/18/2022
19	Ohio	30,837,950	(422,837)	30,415,113	P + 8.25%(5) Cash, 3% PIK	2/28/2025	P&I	2/3/2022
20	Florida	20,483,947	(77,210)	20,406,737	11.00% Cash, 3% PIK	8/29/2025	P&I	3/11/2022
21	Missouri	17,337,220	(134,082)	17,203,138	11.00% Cash, 3% PIK	5/30/2025	P&I	5/9/2022
22	Illinois	5,076,736	(78,939)	4,997,797	P + 8.50%(5) Cash, 3% PIK	7/29/2026	P&I	7/1/2022
Current expected credit loss reserve		-	-	(3,940,939)
Total loans held at carry value		$343,029,334	$(3,755,796)	$335,332,599

(1)	The difference between the Carrying Value and the Outstanding Principal amount of the loans consists of unaccreted original issue discounts, deferred loan fees and other upfront fees. Outstanding principal balance includes capitalized PIK interest, if applicable.

(2)	Certain loans are subject to contractual extension options and may be subject to performance based on other conditions as stipulated in the loan agreement. Actual maturities may differ from contractual maturities stated herein as certain borrowers may have the right to prepay with or without a contractual prepayment penalty. The Company may also extend contractual maturities and amend other terms of the loans in connection with loan modifications.

(3)	P&I = principal and interest. I/O = interest only. P&I loans may include interest only periods for a portion of the loan term.

(4)	P = Prime Rate and depicts floating rate loans that pay interest at the Prime Rate plus a specific percentage; “PIK” = paid-in-kind interest; subtotal represents weighted average interest rate.

(5)	This Loan is subject to Prime Rate floor based on the Prime Rate at the time of origination.

(6)	Loans with material collateral in multiple jurisdictions, namely multi-state operators, are disclosed as “various.”

(7)	The aggregate loan commitment to Loan #4 includes a $10.9 million initial commitment which has a base interest rate of 15.00% and a second commitment of $2.0 million which has an interest rate of 39%. The statistics presented reflect the weighted average of the terms under all advances for the total aggregate loan commitment.

(8)	Subject to adjustment not below 2% if borrower receives at least two consecutive quarters of positive cash flow after the closing date.

(9)	The aggregate loan commitment to Loan #3 includes a $15.9 million initial commitment which has a base interest rate of 13.625%, 2.75% PIK and a second commitment of $4.2 million which has an interest rate of 15.00%, 2.00% PIK. The statistics presented reflect the weighted average of the terms under all advances for the total aggregate loan commitment.

(10)	This Loan is subject to an interest rate cap.

As of December 31, 2022, all loans are considered current and zero have been placed on non-accrual status. These loans are held for investment and are substantially secured by real estate, equipment, licenses and other assets of the borrowers to the extent permitted by the applicable laws and the regulations governing such borrowers. The aggregate fair value of the Company’s loan portfolio was $329,237,824 and $197,901,779, with gross unrecognized holding losses of $10,035,714 and gains of $917,213 as of December 31, 2022 and 2021, respectively. The fair values, which are classified as Level 3 in the fair value hierarchy, are estimated using discounted cash flow models based on current market inputs for similar types of arrangements. The primary sensitivity in these models is based on the selection of appropriate discount rates. Fluctuations in these assumptions could result in different estimates of fair value.

The following tables summarize the significant unobservable inputs the Company used to value the loans categorized within Level 3 as of December 31, 2022. The tables are not intended to be all-inclusive, but instead capture the significant unobservable inputs relevant to the Company’s determination of fair values.

	As of December 31, 2022
			Unobservable Input
	Fair Value	Primary Valuation Techniques	Input	Estimated Range	Weighted Average
Senior term loans	$329,237,824	Discounted cash flow	Discount rate	11.36% - 24.79%	17.53%
Total Investments	$329,237,824

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

The risk ratings are primarily based on historical data and current conditions specific to each portfolio company, as well as consideration of future economic conditions and each borrower’s estimated ability to meet debt service requirements. The declines in risk ratings shown in the following table from December 31, 2021 to December 31, 2022 consider borrower specific credit history and performance and quarterly re-evaluation of overall current macroeconomic conditions affecting its borrowers. As interest rates have increased due to rising rates from the Federal Reserve Board, it has impacted borrowers’ ability to service their debt obligations on a global scale. This decline in risk ratings had an effect on the level of the current expected credit loss reserve, though the loans continued to perform as expected. For approximately 82% of the portfolio, the fair value of the underlying real estate collateral exceeded the amounts outstanding under the loans as of December 31, 2022. The remaining approximately 18% of the portfolio, while not fully collateralized by real estate, was secured by other forms of collateral including equipment, receivables, licenses and/or other assets of the borrowers to the extent permitted by applicable laws and regulations governing such borrowers.

As of December 31, 2022 and 2021, the carrying value, excluding the current expected credit loss reserve (the “CECL Reserve”), of the Company’s loans within each risk rating category by year of origination is as follows:

	As of December 31, 2022					As of December 31, 2021
Risk Rating	2022	2021	2020	2019	Total	2021	2020	2019	Total
1	$-	$274,406	$-	$-	$274,406	$135,076,307	$32,242,114	$590,384	$167,908,805
2	94,467,449	88,444,868	29,140,546	-	212,052,863	29,075,761	-	-	29,075,761
3	30,415,113	83,131,444	-	-	113,546,557	-	-	-	-
4	-	13,399,712	-	-	13,399,712	-	-	-	-
5	-	-	-	-	-	-	-	-	-
Total	$124,882,562	$185,250,430	$29,140,546	$-	$339,273,538	$164,152,068	$32,242,114	$590,384	$196,984,566

(1)	Amounts are presented by loan origination year with subsequent advances shown in the original year of origination.

Real estate collateral coverage is also a significant credit quality indicator, and real estate collateral coverage, excluding the CECL Reserve, was as follows as of December 31, 2022 and December 31, 2021:

As of December 31, 2022 Real Estate Collateral Coverage(1)
	< 1.0x	1.0x – 1.25x	1.25x – 1.5x	1.50x – 1.75x	1.75x – 2.0x	> 2.0x	Total
Fixed-rate	$-	$-	$20,406,737	$17,203,138	$-	$20,089,663	$57,699,538
Floating-rate	63,963,105	78,211,454	13,399,712	9,980,730	12,849,490	103,169,509	281,574,000
	$63,963,105	$78,211,454	$33,806,449	$27,183,868	$12,849,490	$123,259,172	$339,273,538

As of December 31, 2021 Real Estate Collateral Coverage
	< 1.0	1.0 – 1.25	1.25 – 1.5	1.50 – 1.75	1.75 – 2.0	> 2.0	Total
Fixed-rate	$7,017,793	$-	$35,836,099	$3,086,298	$-	$45,373,778	$91,313,968
Floating-rate	8,925,068	18,022,518	-	30,029,953	32,377,087	16,315,972	105,670,598
	$15,942,861	$18,022,518	$35,836,099	$33,116,251	$32,377,087	$61,689,750	$196,984,566

(1)	Real estate collateral coverage is calculated based upon most recent third-party appraised values.

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

The Company evaluates its loans on a collective (pool) basis by aggregating on the basis of similar risk characteristics as explained below. We make the judgment that loans to cannabis-related borrowers that are fully collateralized by real estate exhibit similar risk characteristics and are evaluated as a pool. Further, loans that have no real estate collateral, but are secured by other forms of collateral, including equity pledges of the borrower, and otherwise have similar characteristics as those collateralized by real estate are evaluated as a pool. All other loans are analyzed individually, either because they operate in a different industry, may have a different risk profile, or maturities that extend beyond the forecast horizon for which we are able to derive reasonable and supportable forecasts.

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

In addition, the Company reviews each loan on a quarterly basis and evaluates the borrower’s ability to pay the monthly interest and principal, if required, as well as the loan-to-value (LTV) ratio. When evaluating qualitative factors that may indicate the need for a CECL Reserve, the Company forecasts losses considering a variety of factors. In considering the potential current expected credit loss, the Manager primarily considers significant inputs to the Company’s forecasting methods, which include (i) key loan-specific inputs such as the value of the real estate collateral, liens on equity (including the equity in the entity that holds the state-issued license to cultivate, process, distribute, or retail cannabis), presence of personal or corporate guarantees, among other credit enhancements, LTV ratio, rate type (fixed or floating) and IRR, loan-term, geographic location, and expected timing and amount of future loan fundings, (ii) performance against the underwritten business plan and the Company’s internal loan risk rating, and (iii) a macro-economic forecast. Estimating the enterprise value of our borrowers in order to calculate LTV ratios is often a significant estimate. The Manager utilizes a third-party valuation appraiser to assist with the Company’s valuation process primarily using comparable transactions to estimate enterprise value of its portfolio companies and supplement such analysis with a multiple-based approach to enterprise value to revenue multiples of publicly-traded comparable companies obtained from S&P Capital IQ as of December 31, 2022, to which the Manager may apply a private company discount based on the Company’s current borrower profile. These estimates may change in future periods based on available future macro-economic data and might result in a material change in the Company’s future estimates of expected credit losses for its loan portfolio.

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

Activity related to the CECL Reserve for outstanding balances and unfunded commitments on the Company’s loans held at carrying value and loans receivable at carrying value as of and for the year ended December 31, 2022 and the period ended December 31, 2021 is presented in the table below.

	Outstanding(1)	Unfunded(2)	Total
Balance at March 30, 2021 (inception)	$-	$-	$-
Provision for current expected credit losses	134,542	13,407	147,949
Balance at December 31, 2021	$134,542	$13,407	$147,949

	Outstanding(1)	Unfunded(2)	Total
Balance at December 31, 2021	$134,542	$13,407	$147,949
Provision for current expected credit losses	3,806,397	81,008	3,887,405
Balance at December 31, 2022	$3,940,939	$94,415	$4,035,354

(1)	As of December 31, 2022, the CECL Reserve related to outstanding balances on loans at carrying value is recorded within current expected credit loss reserve in the Company’s consolidated balance sheets.

(2)	As of December 31, 2022, the CECL Reserve related to unfunded commitments on loans at carrying value is recorded within accounts payable and accrued liabilities in the Company’s consolidated balance sheets.

The Company has made an accounting policy election to exclude accrued interest receivable, ($1,204,412 and $197,735 as of December 31, 2022 and 2021, respectively) included in Interest Receivable on its consolidated balance sheet, from the amortized cost basis of the related loans held for investment in determining the CECL Reserve, as any uncollectible accrued interest receivable is written off in a timely manner. To date, the Company has had zero write-offs  related to uncollectible interest receivable, but will discontinue accrual of interest on loans if deemed to be uncollectible, with any previously accrued uncollected interest on the loan charged to interest income in the same period.

4.	INTEREST RECEIVABLE

The following table summarizes the interest receivable by the Company as of December 31, 2022 and 2021:

	As of December 31, 2022	As of December 31, 2021
Interest receivable	$1,203,330	$193,790
PIK interest receivable	1,082	-
Unused fees receivable	-	3,945
Total interest receivable	$1,204,412	$197,735

The following table presents aging analyses of past due loans (including non-accrual loans) by class as of December 31, 2022:

	As of December 31, 2022
	Current Loans(1)	31 - 60 Days Past Due	61 - 90 Days Past Due	90+ Days Past Due (and accruing)		Non-Accrual	Total Past Due	Total Loans
Senior term loan	$1,203,088	$1,324	$-	$		$-	$1,324	$1,204,412
Total	$1,203,088	$1,324	$-		$-	$-	$1,324	$1,204,412

(1)	Loans 1-30 days past due are included in the current loans.

As of December 31, 2022 and 2021, there were no loans with contractual principal payments greater than 30 days past due.

5.	INTEREST RESERVE

At December 31, 2022 and 2021, the Company had three and nine loans, respectively, that included a prepaid interest reserve.

The following table presents changes in interest reserves:

	As of December 31, 2022	As of December 31, 2021
Beginning reserves	$6,636,553	$-
New reserves	9,049,834	9,223,802
Reserves disbursed	(13,818,194)	(2,587,249)
Ending reserves	$1,868,193	$6,636,553

6. DEBT

In May 2021, in connection with the Company’s acquisition of its wholly-owned financing subsidiary, Chicago Atlantic Lincoln, LLC (“CAL”), the Company was assigned a secured revolving credit facility (the “Revolving Loan”). The Revolving Loan had an original aggregate borrowing base of up to $10,000,000 and bore interest, payable in cash in arrears, at a per annum rate equal to the greater of (x) Prime Rate plus 1.00% and (y) 4.75%. The Company incurred debt issuance costs of $100,000 related to the origination of the Revolving Loan, which were capitalized and are subsequently being amortized through maturity. The maturity date of the Revolving Loan was the earlier of (i) February 12, 2023 and (ii) the date on which the Revolving Loan is terminated pursuant to terms in the Revolving Loan Agreement.

On December 16, 2021, CAL entered into an amended and restated Revolving Loan agreement (the “First Amendment and Restatement”). The First Amendment and Restatement increased the loan commitment from $10,000,000 to $45,000,000 and decreased the interest rate, from the greater of the (1) Prime Rate plus 1.00% and (2) 4.75% to the greater of (1) the Prime Rate plus the applicable margin and (2) 3.25%. The applicable margin is derived from a floating rate grid based upon the ratio of debt to equity of CAL and increases from 0% at a ratio of 0.25 to 1 to 1.25% at a ratio of 1.5 to 1. The First Amendment and Restatement also extended the maturity date from February 12, 2023 to the earlier of (i) December 16, 2023 and (ii) the date on which the Revolving Loan is terminated pursuant to the terms of the Revolving Loan agreement. The Company has the option to extend the initial term for an additional one-year term, provided no events of default exist and the Company provides the required notice of the extension pursuant to the First Amendment and Restatement. The Company incurred debt issuance costs of $859,500 related to the First Amendment and Restatement, which were capitalized and are subsequently being amortized through maturity.

On May 12, 2022, CAL entered into a second amended and restated Revolving Loan agreement (the “Second Amendment and Restatement”). The Second Amendment and Restatement increased the loan commitment from $45,000,000 to $65,000,000. No other material terms of the Revolving Loan were modified as a result of the execution of the Second Amendment and Restatement. The Company incurred debt issuance costs of $177,261 related to the Second Amendment and Restatement, which were capitalized and are subsequently amortized through maturity.

On November 7, 2022, CAL entered into a third amended and restated Revolving Loan agreement (the “Third Amendment and Restatement”). The Third Amendment and Restatement increased the loan commitment from $65,000,000 to $92,500,000. No other material terms of the Revolving Loan were modified as a result of the execution of the Third Amendment and Restatement. The Company incurred debt issuance costs of $323,779 related to the Third Amendment and Restatement, which were capitalized and are subsequently amortized through maturity. As of December 31, 2022 and 2021, unamortized debt issuance costs related to the Revolving Loan and the First, Second and Third Amendments and Restatements of $805,596 and $868,022, respectively, are recorded in other receivables and assets, net on the consolidated balance sheets.

The Revolving Loan incurs unused fees at a rate of 0.25% per annum which began on July 1, 2022 pursuant to the Second Amendment and Restatement. Additionally, during the year ended December 31, 2022, the Company borrowed $58.0 million against the Revolving Loan, which incurred an effective interest rate of 7.75% including the unused fee rate of 0.25%, and $34.5 million available under the Revolving Loan.

The Third Amendment and Restatement provides for certain affirmative covenants, including requiring us to deliver financial information and any notices of default, and conducting business in the normal course. Additionally, the Company must comply with certain financial covenants including: (1) maximum capital expenditures of $150,000, (2) maintaining a debt service coverage ratio greater than 1.35 to 1, and (3) maintaining a leverage ratio less than 1.50 to 1. As of December 31, 2022, we were in compliance with all financial covenants with respect to the Revolving Loan.

Subsequent to December 31, 2022, the Company executed an amendment to the Revolving Loan, which among other modifications, extended the contractual maturity date to December 16, 2024. See Note 13 for further information.

The fair value of the Revolving Loan, which is classified as Level 2 in the fair value hierarchy, approximates the carrying value as it bears a market rate of interest that is reset frequently.

The following table reflects a summary of interest expense incurred during the year ended December 31, 2022. There was no interest expense incurred during the period ended December 31, 2021.

	Year ended	Period from March 30, 2021 (inception)
	December 31, 2022	December 31, 2021
Interest expense	$2,024,299	$-
Unused fee expense	26,375	-
Amortization of deferred financing costs	563,464	75,861
Total interest expense	$2,614,138	$75,861

7. RELATED PARTY TRANSACTIONS

Management Agreement

Pursuant to the Management Agreement, the Manager will manage the loans and day-to-day operations of the Company, subject at all times to the further terms and conditions set forth in the Management Agreement and such further limitations or parameters as may be imposed from time to time by the Company’s Board.

The Manager is entitled to receive base management fees (the “Base Management Fee”) that are calculated and payable quarterly in arrears, in an amount equal to 0.375% of the Company’s Equity, determined as of the last day of each such quarter; reduced by an amount equal to 50% of the pro rata amount of origination fees earned and paid to the Manager during the applicable quarter for loans that were originated on the Company’s behalf by the Manager or affiliates of the Manager (“Outside Fees”). For the year ended December 31, 2022 and the period ended December 31, 2021, the Base Management Fee payable was reduced by Outside Fees in the amount of $1,291,451 and $187,028, respectively.

In addition to the Base Management Fee, the Manager is entitled to receive incentive compensation (the “Incentive Compensation” or “Incentive Fees”) under the Management Agreement. Under the Management Agreement, the Company will pay Incentive Fees to the Manager based upon the Company’s achievement of targeted levels of Core Earnings. “Core Earnings” is defined in the Management Agreement as, for a given period, the net income (loss) for such period, computed in accordance with GAAP, excluding (i) non-cash equity compensation expense, (ii) the Incentive Compensation, (iii) depreciation and amortization, (iv) any unrealized gains or losses or other non-cash items that are included in net income for the applicable reporting period, regardless of whether such items are included in other comprehensive income or loss, or in net income, and (v) one-time events pursuant to changes in GAAP and certain non-cash charges, in each case after discussions between the Manager and the members of the Compensation Committee of the Board, each of whom are Independent Directors, and approved by a majority of the members of the Compensation Committee. Incentive compensation for the year ended December 31, 2022 was $3,778,812.

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

The following table summarizes the related party fees and expenses incurred by the Company and amounts payable to the Manager for the year ended December 31, 2022 and the period ended December 31, 2021.

	For the year ended December 31, 2022	Period from March 30, 2021 (inception) to December 30, 2021
Affiliate Payments
Management fees earned	$4,074,725	$989,322
Less: Outside fees earned	(1,291,451)	(187,028)
Base management fee, net	2,783,274	802,294
Incentive fees	3,778,813	-
Total management and incentive fees earned	6,562,087	802,294
General and administrative expenses reimbursable to Manager	3,137,861	102,829
Total	$9,699,948	$905,123

General administrative expenses reimbursable to the Manager are included in the related party payables line item of the consolidated balance sheets as of December 31, 2022 and 2021. Amounts payable to the Manager as of December 31, 2022 and 2021 were approximately $5.0 million and $0.9 million, respectively, which included bonuses accrued for fiscal year 2022 which are not reimbursed to the Manager until paid.

Co-Investments in Loans

From time to time, the Company may co-invest with other investment vehicles managed by its affiliates, in accordance with the Manager’s co-investment allocation policies. The Company is not obligated to provide, nor has it provided, any financial support to the other managed investment vehicles. As such, the Company’s risk is limited to the carrying value of its investment in any such loan. As of and for the year ended December 31, 2022 and the period ended December 31, 2021, 15 and ten of the Company’s loans were co-invested by affiliates of the Company, respectively.

In connection with investments in loans, the Company may receive the option to assign the right (the “Assigned Right”) to acquire warrants and/or equity of the borrower. The Company may sell the Assigned Right, and the sale may be to an affiliate of the Company. During the year ended December 31, 2022 and the period from March 30, 2021 to December 31, 2021, the Company neither received nor sold any Assigned Right. The proceeds from the sale of Assigned Rights are accounted for as additional original issue discount and accreted over the life of the related loans.

During the period ended December 31, 2021, the Company advanced $20,000,000 to the Borrower of Loan #12. The Company noted that a member of our Sponsor is a voting board member to the Borrower of Loan #12, and we evaluated the nature of such transaction in accordance with the guidance set forth in FASB ASC Topic 850, Related Party Disclosures (“ASC 850”), noting no material conflict of interest.

On October 1, 2021, the Company assigned $14.0 million of unfunded commitment in Loan #12 and $5.0 million of unfunded commitment in Loan #8 to an affiliate. Further, on October 3, 2021, the Company sold $5.0 million of principal related to the second tranche of Loan #1 to an affiliate at an amortized cost, plus accrued interest of $4.9 million.

In addition, two private funds affiliated with the Manager purchased 1,093,750 shares in the IPO at the initial public offering price, for an aggregate purchase price of $17.5 million. The founders of the Manager own the general partner of each of the private funds that invested in the IPO and are responsible for making investment decisions on behalf of each such fund.

As of December 31, 2021, the Company had $1.8 million due to an affiliate of its Manager in relation to Loan #14 that was settled subsequent to year end.

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

Additionally, the Company acquired 100% of CAL from an affiliate of the Manager in exchange for issuance of 481,259 shares of common stock. The Company accounted for the transaction as an asset acquisition pursuant to ASC 805-50 rather than as a business combination. Substantially all of the fair value of the assets acquired are concentrated in a group of similarly identifiable loan assets, and as such, do not constitute a business as defined by GAAP. The financial position and results of operations of CAL are consolidated into the consolidated financial statements of the Company. CAL held $305.9 million and $10.7 million of loans held at carrying value as of December 31, 2022 and 2021, respectively.

On December 15, 2021, the Company acquired $10.0 million of additional interests in senior secured loans in the third tranche of Loan #1 from an affiliate at a purchase price, which equaled amortized cost, of $9.74 million.

8. COMMITMENTS AND CONTINGENCIES

Off-Balance Sheet Arrangements

Off-balance sheet commitments may consist of unfunded commitments on delayed draw term loans. We do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured investment vehicles, special purpose entities or variable interest entities, established to facilitate off-balance sheet arrangements or other contractually narrow or limited purposes. Further, the Company has not guaranteed any obligations of unconsolidated entities or entered into any commitment to provide additional funding to any such entities. The Company has the ability to assign funding commitments to other affiliated portfolio companies pending the approval of the respective board of directors for the respective affiliated portfolio company. As of December 31, 2022 and 2021, the Company had the following commitments to fund various existing loans.

	As of December 31, 2022	As of December 31, 2021
Total original loan commitments	$351,367,706	$235,063,593
Less: drawn commitments	$(336,323,706)	$(200,359,026)
Total undrawn commitments	$15,044,000	$34,704,567

Refer to “Note 3 – Loans Held for Investment, Net” for further information regarding the CECL Reserve attributed to unfunded commitments.

The following table summarizes our material commitments as of December 31, 2022:

	Total	2023	2024	2025	2026	2027	Thereafter
Undrawn commitments	$15,044,000	$2,400,000	$7,000,000	$1,644,000	$4,000,000	$-	$-
Revolving loan(1)	58,000,000	58,000,000	-	-	-	-	-
Total	$73,044,000	$60,400,000	$7,000,000	$1,644,000	$4,000,000	$-	$-

(1)	Subsequent to December 31, 2022, the maturity date of the Revolving Loan was extended. See Note 13 for further information

Other Contingencies

The Company from time to time may be a party to litigation in the normal course of business. As of December 31, 2022, the Company is not aware of any legal claims that could materially impact its business, financial condition or results of operations.

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

Equity Incentive Plan

The Company has established the 2021 Plan. The Board authorized the adoption of the 2021 Plan and the Compensation Committee of the Board approved restricted stock award grants of 98,440 shares of common stock during the period ended December 31, 2021. The Compensation Committee appointed by the Board administers the 2021 Plan. The 2021 Plan authorizes stock options, stock appreciation rights, restricted stock, stock bonuses, stock units and other forms of awards granted or denominated in the Company’s common stock. The 2021 Plan retains flexibility to offer competitive incentives and to tailor benefits to specific needs and circumstances. Any award may be structured to be paid or settled in cash. The Company has, and currently intends to continue to grant restricted stock awards to participants in the 2021 Plan, but it may also grant any other type of award available under the 2021 Plan in the future. Persons eligible to receive awards under the 2021 Plan include the Company’s officers and employees of the Manager and its affiliates or officers and employees of the Company’s subsidiaries, if any, the members of the Board, and certain consultants and other service providers. On December 31, 2022, restricted stock award grants of 24,880 shares of common stock were granted to members of the Board with a vesting period of three years. Pursuant to each respective award agreement, restricted stock awards (“RSA’s”) generally vest either quarterly or annually over a one to three year period beginning on the first anniversary of the date of the grant.  Upon vesting, the vested restricted stock awards are exchanged for an equal number of the Company’s common stock.

As of December 31, 2022 and 2021, the maximum number of shares of the Company common stock that may be delivered pursuant to awards under the 2021 Plan (the “Share Limit”) equals 8.50% of the issued and outstanding shares of the Company’s common stock on a fully-diluted basis following the completion of the IPO. Shares that are subject to or underlie awards that expire or for any reason are cancelled or terminated, are forfeited, fail to vest, or for any other reason are not paid or delivered under the 2021 Plan will not be counted against the Share Limit and will again be available for subsequent awards under the 2021 Plan. There were 14,297 shares forfeited during the year ended December 31, 2022 and no shares were forfeited during the period ended December 31, 2021. As individual awards and options become fully vested, stock-based compensation expense is adjusted to recognize actual forfeitures as they occur.

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

Based on the closing market price of our common stock on December 31, 2022, the aggregate intrinsic value of our restricted stock awards was as follows:

	As of December 31, 2022
	Outstanding	Vested
Aggregate intrinsic value	$797,881	$422,548

The following table summarizes the restricted stock activity for the Company’s directors and officers and employees of the Manager as of December 31, 2022 and 2021.

	As of December 31, 2022	Grant Date Fair Value per Share	As of December 31, 2021	Grant Date Fair Value per Share
Unvested at December 31, 2021	98,440	$16.00	98,440	$16.00
Granted	24,880	$15.07	-	$-
Vested	(28,039)	$16.00	-	$-
Forfeited	(14,297)	$16.00	-	$-
Balance	80,984	$15.71	98,440	$16.00

Restricted stock compensation expense is based on the Company’s stock price at the date of the grant and is amortized over the vesting period. Forfeitures are recognized as they occur. The share-based compensation expense for the Company was $435,623 and $29,611 for the year ended December 31, 2022 and the period ended December 31, 2021, respectively. The unamortized share-based compensation expense for the Company was approximately $1.3 million and $1.6 million as of December 31, 2022 and December 31, 2021, respectively, which the Company expects to recognize over a remaining weighted-average term of 2.22 years.

10. EARNINGS PER SHARE

The following information sets forth the computations of basic earnings per common share for the year ended December 31, 2022 and the period ended December 31, 2021:

	For the year ended December 31, 2022	Period from March 30, 2021 (inception) to December 30, 2021
Net income/(loss) attributable to common stockholders	$32,292,477	$9,496,436
Divided by:
Basic weighted average shares of common stock outstanding	17,653,765	6,442,865
Diluted weighted average shares of common stock outstanding	17,746,214	6,450,383
Basic earnings per common share	$1.83	$1.47
Diluted earnings per common share	$1.82	$1.47

There were no anti-dilutive shares excluded from the computations of earnings per common share.

11. INCOME TAX

The income tax provision for the Company was $0 for the year ended December 31, 2022 and the period ended December 31, 2021.

For the year ended December 31, 2022 and the period ended December 31, 2021, the Company incurred no expense for United States federal excise tax. If it is determined that the Company’ estimated current year taxable income will be in excess of estimated dividend distributions (including capital gain dividend) for the current year from such income, the Company will accrue taxes on estimated excess taxable income as such taxable income is earned. The annual expense is calculated in accordance with applicable tax regulations.

As of December 31, 2022 and 2021, the Company does not have any unrecognized tax benefits and does not expect that to change in the next 12 months.

12. DIVIDENDS AND DISTRIBUTIONS

The following table summarizes the Company’s dividends declared during the year ended December 31, 2022 and the period ended December 31, 2021:

	Record Date	Payment Date	Common Share Distribution Amount	Taxable Ordinary Income	Return of Capital	Section 199A Dividends
Regular cash dividend	3/31/2022	4/14/2022	$0.40	$0.40	$-	$0.40
Regular cash dividend	6/30/2022	7/15/2022	$0.47	$0.47	$-	$0.47
Regular cash dividend	9/30/2022	10/14/2022	$0.47	$0.47	$-	$0.47
Regular cash dividend	12/30/2022	1/13/2023	$0.47	$0.47	$-	$0.47
Special cash dividend	12/30/2022	1/13/2023	$0.29	$0.29	$-	$0.29
Total cash dividend			$2.10	$2.10	$-	$2.10

	Record Date	Payment Date	Common Share Distribution Amount	Taxable Ordinary Income	Return of Capital	Section 199A Dividends
Regular cash dividend	6/30/2021	7/15/2021	$0.29	$0.29	$-	$0.29
Regular cash dividend	9/30/2021	10/20/2021	$0.51	$0.51	$-	$0.51
Regular cash dividend	12/31/2021	1/14/2022	$0.26	$0.26	$-	$0.26
Total cash dividend			$1.06	$1.06	$-	$1.06

13. SUBSEQUENT EVENTS

Normal Course of Business Operations

During the period from January 1, 2023 through February 28, 2023, the Company funded one loan amounting to approximately $11.3 million in loan principal to one new portfolio companies, two loan advances amounting to approximately $19.2 million in loan principal to existing portfolio companies, and one loan paydown of approximately $18.3 million in loan principal for an existing portfolio company.

Payment of Dividend

On December 15, 2022, the Company declared a cash dividend of $0.47 per share of its common stock, related to the fourth quarter of 2022, which was paid on January 13, 2023, to shareholders of record as of the close of business on December 30, 2022. The total amount of the cash dividend payment was approximately $8.3 million. Also on December 15, 2022, the Company declared a special cash dividend of $0.29, which was paid on January 13, 2023, to shareholders of record as of the close of business on December 30, 2022. The total amount of the special cash dividend payment was approximately $5.1 million.

Revolving Loan

During the period January 1, 2023 through February 28, 2023, the Company drew $22.5 million on the Revolving Loan.

On February 27, 2023, the Company entered into the First Amendment to the Third Amended and Restated Loan and Security Agreement. This amendment extended the contractual maturity date of the Revolving Loan until December 16, 2024. The Company retained its option to extend the initial term for an additional one-year period, provided no events of default exist and the Company provides 365 days’ notice of the extension pursuant to this amendment.

Stock Issuance

On February 15, 2023, the Company completed a registered direct offering of 395,779 shares of common stock at a price of $15.16 per share, raising net proceeds of approximately $6 million. The Company sold shares of common stock directly, without the use of underwriters or placement agents, to institutional investors registered pursuant to its effective shelf registration statement.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to provide reasonable assurance that information required to be disclosed in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the forms and rules of the SEC and that such information is accumulated and communicated to management, including the CEO and CFO, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

In connection with the preparation of this annual report on Form 10-K, our management, including the CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2022. Based on that evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2022 to ensure that (a) information required to be disclosed in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the forms and rules of the SEC and (b) such information is accumulated and communicated to management, including the CEO and CFO, to allow timely decisions regarding required disclosures.

Remediation of Material Weaknesses in Internal Control over Financial Reporting

As of December 31, 2022, our management remediated the material weakness previously identified as of December 31, 2021 relating to inadequate design and implementation of information technology general controls that prevented the information systems from providing appropriate segregation of duties, and delivery of complete and accurate information consistent with financial reporting objectives and current needs. Our management also remediated the material weakness relating to inadequate design and implementation of controls relating to the development of risk ratings and CECL reserves. While these control deficiencies did not result in a misstatement, it could have resulted in a misstatement to the investment balances.

Management remediated the material weakness related to information technology general controls described above by hiring additional personnel, engaging an independent fund administrator and designing and implementing formal user access controls. Management remediated the material weakness related to the development of its CECL reserves by designing and implementing more robust procedures and controls over the preparation and review of risk ratings and the estimation of enterprise value of the Company’s borrowers, as well as over the preparation and review over the development of reasonable and supportable forecasts of the performance of the Company’s borrowers and the related loans.

As a result of the remediation activities described above, our management has concluded that the controls were designed appropriately and at a sufficient level of precision, and have been operating effectively for a sufficient period of time, such that the material weaknesses previously identified as of December 31, 2021 have been remediated as of December 31, 2022.

Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act). Our management, including our CEO and Interim CFO, evaluated, as of December 31, 2022, the effectiveness of our internal control over financial reporting using the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our CEO and Interim CFO concluded that our internal controls, as of December 31, 2022, were effective.

Changes in Internal Control over Financial Reporting

There have been no material changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Not applicable.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable.

PART III

We will file a definitive Proxy Statement for our 2023 Annual Meeting of Stockholders (the “2023 Proxy Statement”) with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of the 2023 Proxy Statement that specifically address the items set forth herein are incorporated by reference.

Item 10. Directors, Executive Officers and Corporate Governance

The information required by Item 10 is hereby incorporated by reference from our 2023 Proxy Statement.

Item 11. Executive Compensation

The information required by Item 11 is hereby incorporated by reference from our 2023 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is hereby incorporated by reference from our 2023 Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is hereby incorporated by reference from our 2023 Proxy Statement.

Item 14. Principal Accountant Fees and Services

The information required by Item 14 is hereby incorporated by reference from our 2023 Proxy Statement.

PART IV

Item 15. Exhibits, Financial Statement Schedules

a. Documents Filed as Part of this Report

The following consolidated financial statements are set forth in Item 8:

b. Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

3.1	Articles of Incorporation of Chicago Atlantic Real Estate Finance, Inc. (Incorporated by reference to the Registrant’s Registration Statement on Form S-11 (File No. 333-260505), filed on October 26, 2021).
3.2	Articles of Amendment of Chicago Atlantic Real Estate Finance, Inc. (Incorporated by reference to the Registrant’s Registration Statement on Form S-11 (File No. 333-260505), filed on October 26, 2021).
3.3	Form of Articles of Amendment and Restatement of Chicago Atlantic Real Estate Finance, Inc. (Incorporated by reference to the Registrant’s Registration Statement on Form S-11 (File No. 333-260505), filed on October 26, 2021).
3.4	Amended and Restated Bylaws of Chicago Atlantic Real Estate Finance, Inc. (Incorporated by reference to the Registrant’s Registration Statement on Form S-11 (File No. 333-260505), filed on October 26, 2021).
4.1	Form of Common Stock Certificate of the Registrant (Incorporated by reference to the Registrant’s Registration Statement on Form S-11 (File No. 333-260505), filed on October 26, 2021).
4.2	Description of Registrant’s securities (Incorporated by reference to the Registrant’s Annual Report on Form 10-K, filed on April 14, 2022).
10.1	Management Agreement, dated May 1, 2021, by and between Chicago Atlantic Real Estate Finance, Inc. and Chicago Atlantic REIT Manager, LLC (Incorporated by reference to the Registrant’s Registration Statement on Form S-11 (File No. 333-260505), filed on October 26, 2021).
10.2	Form of Indemnification Agreement between the Registrant and each of its directors and officers (Incorporated by reference to the Registrant’s Registration Statement on Form S-11 (File No. 333-260505), filed on October 26, 2021).
10.3	Form of Registration Rights Agreement, by and among Chicago Atlantic Real Estate Finance, Inc. and the holders thereto (Incorporated by reference to Amendment No. 4 to the Registrant’s Registration Statement on Form S-11 (File No. 333-260505), filed on December 6, 2021).
10.4	Chicago Atlantic Real Estate Finance, Inc. 2021 Omnibus Incentive Plan (Incorporated by reference to Amendment No. 1 to the Registrant’s Registration Statement on Form S-11 (File No. 333-260505), filed on November 12, 2021).
10.5	Amendment to the Management Agreement (Incorporated by reference to the Registrant’s Registration Statement on Form S-11 (File No. 333-260505), filed on October 26, 2021).
10.6	Third Amended and Restated Loan and Security Agreement, dated as of November 7, 2022, among Chicago Atlantic Lincoln, LLC, Chicago Atlantic Real Estate Finance, Inc., the other Persons from time to time party thereto, as borrowers; and the financial institutions party thereto, as Lenders (Incorporated by reference to Registrant’s Current Report on Form 8-K (File No. 001-41123) filed on November 9, 2022).
10.7	First Amendment to the Third Amended and Restated Loan and Security Agreement, dated as of February 27, 2023, among Chicago Atlantic Lincoln, LLC, Chicago Atlantic Real Estate Finance, Inc., the other Persons from time to time party thereto, as borrowers; and the financial institutions party thereto, as Lenders.*
21.1	List of Subsidiaries of the Registrant (Incorporated by reference to the Registrant’s Registration Statement on Form S-11 (File No. 333-260505), filed on October 26, 2021).
23.1	Consent of BDO USA LLP, Independent Registered Public Accounting Firm.*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*
32.1	Certification of Chief Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.*
32.2	Certification of Chief Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.*
101.INS	Inline XBRL Instance Document.*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 9, 2023.

CHICAGO ATLANTIC REAL ESTATE FINANCE, INC.

By:	/s/ Anthony Cappell
Anthony Cappell
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Anthony Cappell	/s/ Phillip Silverman
Anthony Cappell	Phillip Silverman
Chief Executive Officer and Director (Principal Executive Officer)	Interim Chief Financial Officer (Principal Financial and Accounting Officer)
March 9, 2023	March 9, 2023

/s/ John Mazarakis	/s/ Dr. Andreas Bodmeier
John Mazarakis	Dr. Andreas Bodmeier
Director	Director
March 9, 2023	March 9, 2023

/s/ Peter Sack	/s/ Dr. Jason Papastavrou
Peter Sack	Dr. Jason Papastavrou
Director	Independent Director
March 9, 2023	March 9, 2023

/s/ Frederick C. Herbst	/s/ Brandon Konigsberg
Frederick C. Herbst	Brandon Konigsberg
Independent Director	Independent Director
March 9, 2023	March 9, 2023

/s/ Donald E. Gulbrandsen	/s/ Michael L. Steiner
Donald E. Gulbrandsen	Michael L. Steiner
Independent Director	Independent Director
March 9, 2023	March 9, 2023