Form 10-Q
period 2023-03-31
Chicago Atlantic Real Estate Finance, Inc.
filed 2023-05-09
CIK 1867949

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

1680 Michigan Avenue, Suite 700,
Miami Beach, FL 33139

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 5, 2023
Common stock, $0.01 par value	18,088,683

CHICAGO ATLANTIC REAL ESTATE FINANCE, INC.

TABLE OF CONTENTS

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CHICAGO ATLANTIC REAL ESTATE FINANCE, INC.

CONSOLIDATED BALANCE SHEETS

	March 31, 2023	December 31, 2022
	(unaudited)
Assets
Loans held for investment	$316,226,144	$339,273,538
Current expected credit loss reserve	(4,051,934)	(3,940,939)
Loans held for investment at carrying value, net	312,174,210	335,332,599
Cash	4,640,905	5,715,827
Interest receivable	4,159,748	1,204,412
Other receivables and assets, net	1,668,629	1,018,212
Related party receivables	237,885	-
Total Assets	$322,881,377	$343,271,050

Liabilities
Revolving loan	$37,500,000	$58,000,000
Dividend payable	8,667,701	13,618,591
Management and incentive fees payable	2,138,005	3,295,600
Related party payables	1,270,126	1,397,515
Accounts payable and other liabilities	962,153	1,058,128
Interest reserve	220,064	1,868,193
Total Liabilities	50,758,049	79,238,027
Commitments and contingencies (Note 8)

Stockholders’ equity
Common stock, par value $0.01 per share, 100,000,000 shares authorized and 18,088,683 and 17,766,936 shares issued and outstanding, respectively	180,887	176,859
Additional paid-in-capital	274,925,072	268,995,848
Accumulated earnings (deficit)	(2,982,631)	(5,139,684)
Total stockholders’ equity	272,123,328	264,033,023

Total liabilities and stockholders’ equity	$322,881,377	$343,271,050

The accompanying notes are an integral part of these consolidated financial statements.

CHICAGO ATLANTIC REAL ESTATE FINANCE, INC.

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	For the three months ended	For the three months ended
	March 31, 2023	March 31, 2022
Revenues
Interest income	$16,527,304	$9,833,053
Interest expense	(1,618,296)	(72,268)
Net interest income	14,909,008	9,760,785

Expenses
Management and incentive fees, net	2,138,005	671,505
General and administrative expense	1,274,825	556,141
Professional fees	569,375	556,904
Stock based compensation	138,335	120,940
Provision for current expected credit losses	96,119	51,343
Total expenses	4,216,659	1,956,833

Net Income before income taxes	10,692,349	7,803,952
Income tax expense	-	-
Net Income	$10,692,349	$7,803,952

Earnings per common share:
Basic earnings per common share	$0.60	$0.44
Diluted earnings per common share	$0.60	$0.44

Weighted average number of common shares outstanding:
Basic weighted average shares of common stock outstanding	17,879,444	17,641,090
Diluted weighted average shares of common stock outstanding	17,960,103	17,737,975

The accompanying notes are an integral part of these consolidated financial statements.

CHICAGO ATLANTIC REAL ESTATE FINANCE, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(UNAUDITED)

	Common Stock		Additional Paid-	Accumulated	Total Stockholders’
	Shares	Amount	In-Capital	Earnings	Equity
Balance at January 1, 2023	17,766,936	$176,859	$268,995,848	$(5,139,684)	$264,033,023
Issuance of common stock in connection with initial public offering and concurrent private placement, net of offering costs, underwriting discounts and commissions	395,779	3,958	5,790,889	-	$5,794,847
Stock-based compensation	(417)	70	138,335	984	$139,389
Dividends declared on common shares ($0.47 per share)	-	-	-	(8,536,280)	$(8,536,280)
Net income	-	-	-	10,692,349	$10,692,349
Balance at March 31, 2023	18,162,298	$180,887	$274,925,072	$(2,982,631)	$272,123,328

Balance at January 1, 2022	17,453,553	$173,551	$264,081,977	$(177,560)	$264,077,968
Issuance of common stock, net of offering costs	302,800	3,028	4,478,528	-	$4,481,556
Stock based compensation	(3,750)	-	120,940	975	$121,915
Dividends declared on common shares ($0.40 per share)	-	-	-	(7,100,875)	$(7,100,875)
Net income	-	-	-	7,803,952	$7,803,952
Balance at March 31, 2022	17,752,603	$176,579	$268,681,445	$526,492	$269,384,516

The accompanying notes are an integral part of these consolidated financial statements.

CHICAGO ATLANTIC REAL ESTATE FINANCE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the three months ended March 31,	For the three months ended March 31,
	2023	2022

Operating activities
Net income	$10,692,349	$7,803,952

Adjustments to reconcile net income to net cash provided by operating activities:
Accretion of deferred loan origination fees and other discounts	(908,873)	(894,087)
Paid-in-kind interest	(2,256,228)	(970,569)
Provision for current expected credit losses	96,119	48,296
Amortization of deferred debt issuance costs	167,304	72,268
Stock based compensation	138,335	120,940

Changes in operating assets and liabilities:
Interest receivable	(2,955,336)	(175,960)
Other receivables and assets, net	(19,507)	(10,053)
Interest reserve	(1,648,129)	(3,084,470)
Related party payable	(127,389)	-
Related party receivable	(237,885)	-
Management and incentive fees payable	(1,157,595)	(233,618)
Accounts payable and accrued expenses	(81,098)	358,933
Net cash provided by operating activities	1,702,067	3,035,632

Cash flows from investing activities
Issuance of and fundings of loans	(32,941,660)	(82,794,575)
Proceeds from sales of loans	13,399,712	-
Principal repayment of loans	44,858,834	5,619,201
Net cash provided by/(used) in investing activities	25,316,886	(77,175,374)

Cash flows from financing activities
Proceeds from sale of common stock	6,000,010	4,505,664
Proceeds from borrowings on revolving loan	28,500,000	-
Repayment of borrowings on revolving loan	(49,000,000)	-
Dividends paid to common shareholders	(13,486,186)	(4,512,329)
Payment of deferred debt issuance costs	(2,988)	-
Payment of deferred offering costs	(104,711)	(23,941)
Net cash used in financing activities	(28,093,875)	(30,606)

Change in cash	(1,074,922)	(74,170,348)
Cash, beginning of period	5,715,827	80,248,526
Cash, end of period	$4,640,905	$6,078,178

Supplemental disclosure of non-cash financing and investing activity
Interest reserve withheld from funding of loan	$-	$3,919,974
OID withheld from funding of loans held for investment	1,118,340	1,128,415
Dividends declared and not yet paid	8,667,701	7,100,066

Supplemental information:
Interest paid during the period	$1,363,742	$-

The accompanying notes are an integral part of these consolidated financial statements.

CHICAGO ATLANTIC REAL ESTATE FINANCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. ORGANIZATION AND DESCRIPTION OF BUSINESS

Chicago Atlantic Real Estate Finance, Inc., and its wholly owned consolidated subsidiary, Chicago Atlantic Lincoln LLC (“CAL”) (collectively the “Company”, “we”, or “our”), is a commercial mortgage real estate investment trust (“REIT”) incorporated in the state of Maryland on March 30, 2021. The Company has elected to be taxed as a REIT for United States federal income tax purposes under the Internal Revenue Code of 1986, as amended (the “Code”), commencing with its taxable year ended December 31, 2021. The Company generally will not be subject to United States federal income taxes on its REIT taxable income if it annually distributes to stockholders all of its REIT taxable income prior to the deduction for dividends paid and complies with various other requirements as a REIT.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements and related notes of the Company have been prepared on the accrual basis of accounting and in conformity with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Our consolidated financial statements present the financial positions, results of operations, and cash flows of Chicago Atlantic Real Estate Finance, Inc., and its wholly owned consolidated subsidiary, Chicago Atlantic Lincoln, LLC. All intercompany accounts and transactions have been eliminated in consolidation. Accordingly, these financial statements may not contain all disclosures required by generally accepted accounting principles. Reference should be made to Note 2 of the Company’s Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the period ended December 31, 2022. In the opinion of the Company, all normal recurring adjustments have been made that are necessary to the fair statement of the results of operations and financial position as of and for the periods presented. Operating results for the three-month period ended March 31, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023.

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

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation. Interest expense was previously presented as an operating expense and has been reclassified as a reduction to net interest income on the consolidated statements of income.

These reclassifications do not result in any changes to previously reported total assets, stockholder’s equity, and net income.

Recent Accounting Pronouncements

In March 2022, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2022-02, Financial Instruments – Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures. The amendments in this ASU eliminate the accounting guidance for TDRs by creditors in Subtopic 310-40, Receivables—Troubled Debt Restructurings by Creditors, while enhancing disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty. Additionally, for public business entities, the amendments in this ASU require that an entity disclose current-period gross write-offs by year of origination for financing receivables and net investments in leases within the scope of Subtopic 326-20, Financial Instruments—Credit Losses—Measured at Amortized Cost. The ASU’s amendments are effective for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years and early adoption is permitted. The Company’s adoption of ASU 2022-02 on January 1, 2023 did not have a material impact on the Company’s consolidated financial statements.

3. LOANS HELD FOR INVESTMENT, NET

As of March 31, 2023 and December 31, 2022, the Company’s portfolio was comprised of loans to 24 and 22 portfolio companies, respectively, that the Company has the ability and intent to hold until maturity. The portfolio loans are held on the consolidated balance sheets at amortized cost. The Company’s aggregate loan commitments and outstanding principal were approximately $328.0 million and $320.2 million, respectively, as of March 31, 2023, and $351.4 million and $343.0 million as of December 31, 2022. During the three months ended March 31, 2023, the Company funded approximately $34.1 million in new loan principal.

As of March 31, 2023 and December 31, 2022, approximately 88.0% and 83.1%, respectively, of the Company’s portfolio was comprised of floating rate loans that pay interest at the Prime Rate plus an applicable margin, and were subject to Prime Rate ceilings and floors as discussed in the tables below. The carrying value of these loans was approximately $278.1 million and $281.6 million as of March 31, 2023 and December 31, 2022, respectively.

The remaining 12.0% and 16.9% of the portfolio as of March 31, 2023 and December 31, 2022, respectively, was comprised of fixed rate loans that had a carrying value of approximately $38.1 million and $57.7 million.

The following tables summarize the Company’s loans held for investment as of March 31, 2023 and December 31, 2022:

	As of March 31, 2023
	Outstanding Principal (1)	Original Issue Discount	Carrying Value (1)	Weighted Average Remaining Life (Years) (2)
Senior Term Loans	$320,191,407	$(3,965,263)	$316,226,144	2.0
Current expected credit loss reserve	-	-	(4,051,934)
Total loans held at carrying value, net	$320,191,407	$(3,965,263)	$312,174,210

	As of December 31, 2022
	Outstanding Principal (1)	Original Issue Discount	Carrying Value (1)	Weighted Average Remaining Life (Years) (2)
Senior Term Loans	$343,029,334	$(3,755,796)	$339,273,538	2.2
Current expected credit loss reserve	-	-	(3,940,939)
Total loans held at carrying value, net	$343,029,334	$(3,755,796)	$335,332,599

(1)	The difference between the Carrying Value and the Outstanding Principal amount of the loans consists of unaccreted original issue discount, deferred loan fees and other upfront fees. Outstanding principal balance includes capitalized PIK interest, if applicable.

(2)	Weighted average remaining life is calculated based on the carrying value of the loans as of March 31, 2023 and December 31, 2022, respectively.

The following tables present changes in loans held at carrying value as of and for the three months ended March 31, 2023 and 2022.

	Principal	Original Issue Discount	Current Expected Credit Loss Reserve	Carrying Value (1)
Balance at December 31, 2022	$343,029,334	$(3,755,796)	$(3,940,939)	$335,332,599
New fundings	34,060,000	(1,118,340)	-	32,941,660
Principal repayment of loans	(45,754,443)	-	-	(45,754,443)
Accretion of original issue discount	-	908,873	-	908,873
Sale of loans (2)	(13,399,712)	-	-	(13,399,712)
PIK Interest	2,256,228	-	-	2,256,228
Current expected credit loss reserve	-	-	(110,995)	(110,995)
Balance at March 31, 2023	$320,191,407	$(3,965,263)	$(4,051,934)	$312,174,210

(1)	The difference between the Carrying Value and the Outstanding Principal amount of the loans consists of unaccreted original issue discount, deferred loan fees and other upfront fees. Outstanding principal balance includes capitalized PIK interest, if applicable.

(2)	One loan was reclassified as Held for sale from Loans held for investment as the decision was made to sell the loan during the three months ended March 31, 2023 to a syndicate of co-lenders which includes a third party and two affiliates under common control with our Manager.

	Principal	Original Issue Discount	Current Expected Credit Loss Reserve	Carrying Value (1)
Balance at December 31, 2021	$200,632,056	$(3,647,490)	$(134,542)	$196,850,024
New fundings	86,725,308	(1,128,415)	-	85,596,893
Principal repayment of loans	(5,619,201)	-	-	(5,619,201)
Accretion of original issue discount	-	894,087	-	894,087
PIK Interest	970,569	-	-	970,569
Provision for credit losses	-	-	(48,296)	(48,296)
Balance at March 31, 2022	$282,708,732	$(3,881,818)	$(182,838)	$278,644,076

(1)	The difference between the Carrying Value and the Outstanding Principal amount of the loans consists of unaccreted original issue discount, deferred loan fees and other upfront fees. Outstanding principal balance includes capitalized PIK interest, if applicable.

A more detailed listing of the Company’s loans held at carrying value based on information available as of March 31, 2023, is as follows:

Loan	Location	Outstanding Principal(1)	Original Issue Premium/(Discount)	Carrying Value(1)	Contractual Interest Rate(4)	Maturity Date(2)	Payment Terms(3)	Initial Funding Date(1)
1	Various(7)	$30,000,000	$(804,164)	$29,195,836	P + 6.50%(5)	10/30/2026	I/O	10/27/2022
2	Michigan	37,596,132	(141,850)	37,454,282	P + 6.65%(5)(6) Cash, 4.25% PIK	12/31/2024	P&I	3/5/2021
3	Various(7)	20,942,803	(543,917)	20,398,886	13.91% Cash(5), 2.59% PIK(9)	11/29/2024	P&I	3/25/2021
4	Arizona	12,075,490	-	12,075,490	18.72%(5)(8)	12/31/2023	P&I	4/19/2021
5	Massachusetts	2,666,000	-	2,666,000	P + 12.25%(5)	4/30/2025	P&I	4/19/2021
6	Michigan	4,275,000	(3,567)	4,271,433	P + 9.00%(5) Cash, 12% PIK	2/20/2024	P&I	8/20/2021
7	Various(7)	25,623,762	(220,990)	25,402,772	P + 6.00%(5) Cash, 2.5% PIK	6/30/2025	P&I	8/24/2021
8	West Virginia	10,535,399	(90,064)	10,445,335	19.25% PIK	9/1/2024	P&I	9/1/2021
9	Pennsylvania	16,013,359	-	16,013,359	P + 10.75%(5) Cash, 6.0% PIK	6/30/2024	P&I	9/3/2021
10	Michigan	235,205	-	235,205	11.00%	9/30/2024	P&I	9/20/2021
11	Maryland	32,809,285	(536,959)	32,272,326	P + 8.75%(5) Cash, 2% PIK	9/30/2024	I/O	9/30/2021
12	Various(7)	13,038,000	(107,499)	12,930,501	P + 9.25%(5) Cash	10/31/2024	P&I	11/8/2021
13	Michigan	13,166,720	(108,112)	13,058,608	P + 6.00%(5) Cash, 1.5% PIK	11/1/2024	I/O	11/22/2021
14	Various(7)	5,194,514	-	5,194,514	P + 12.25%(5) Cash, 2.5% PIK	12/27/2026	P&I	12/27/2021
15	Michigan	3,835,398	(33,658)	3,801,740	P + 7.50%(5) Cash, 5% PIK	12/29/2023	I/O	12/29/2021
16	Various(7)	7,050,000	(43,824)	7,006,176	P + 9.25%(5)	12/31/2024	I/O	12/30/2021
17	Florida	15,000,000	(231,336)	14,768,664	P + 4.75%(5)	1/31/2025	P&I	1/18/2022
18	Ohio	12,677,075	(151,869)	12,525,206	P + 6.00%(5) Cash, 5% PIK	2/28/2025	P&I	2/3/2022
19	Florida	20,637,961	(70,061)	20,567,900	11.00% Cash, 3% PIK	8/29/2025	P&I	3/11/2022
20	Missouri	17,425,500	(120,385)	17,305,115	11.00% Cash, 2% PIK	5/30/2025	P&I	5/9/2022
21	Illinois	5,114,907	(73,499)	5,041,408	P + 8.50%(5) Cash, 3% PIK	6/30/2026	P&I	7/1/2022
22	Maryland	11,278,897	(633,736)	10,645,161	P + 5.75%(5) Cash, 1.4% PIK	1/24/2026	P&I	1/24/2023
23	Arizona	2,000,000	(49,773)	1,950,227	P + 7.50%(5)	3/31/2026	P&I	3/27/2023
24	Oregon	1,000,000	-	1,000,000	P + 10.50%(5)	9/27/2026	P&I	3/31/2023

Current expected credit loss reserve		-	-	(4,051,934)
Total loans held at carrying value		$320,191,407	$(3,965,263)	$312,174,210

(1)	The difference between the Carrying Value and the Outstanding Principal amount of the loans consists of unaccreted original issue discounts, deferred loan fees and other upfront fees. Outstanding principal balance includes capitalized PIK interest, if applicable.
(2)	Certain loans are subject to contractual extension options and may be subject to performance based on other conditions as stipulated in the loan agreement. Actual maturities may differ from contractual maturities stated herein as certain borrowers may have the right to prepay with or without a contractual prepayment penalty. The Company may also extend contractual maturities and amend other terms of the loans in connection with loan modifications.

(3)	P&I = principal and interest. I/O = interest only. P&I loans may include interest only periods for a portion of the loan term.
(4)	P = Prime Rate and depicts floating rate loans that pay interest at the Prime Rate plus a specific percentage; “PIK” = paid-in-kind interest; subtotal represents weighted average interest rate.
(5)	This Loan is subject to Prime Rate floor.
(6)	This Loan is subject to an interest rate cap
(7)	Loans with material collateral in multiple jurisdictions, namely multi-state operators, are disclosed as “various.”
(8)	The aggregate loan commitment to Loan #4 includes a $10.9 million initial advance, which has a base interest rate of 15.00%, and a second advance of $2.0 million, which has an interest rate of 39%. The statistics presented reflect the weighted average of the terms under both advances for the total aggregate loan commitment.
(9)	The aggregate loan commitment to Loan #3 includes a $15.9 million initial advance, which has a base interest rate of 13.625%, 2.75% PIK and a second advance of $4.2 million, which has an interest rate of 15.00%, 2.00% PIK. The statistics presented reflect the weighted average of the terms under both advances for the total aggregate loan commitment.

As of March 31, 2023, no loans have been placed on non-accrual status. Our loans are generally held for investment and are substantially secured by real estate, equipment, licenses and other assets of the borrowers to the extent permitted by the applicable laws and the regulations governing such borrowers. The aggregate fair value of the Company’s loan portfolio was $307,260,513 and $329,237,824, with gross unrecognized holding losses of $8,965,632 and $10,035,714 as of March 31, 2023 and December 31, 2022, respectively. The fair values, which are classified as Level 3 in the fair value hierarchy, are estimated using discounted cash flow models based on current market inputs for similar types of arrangements. The primary sensitivity in these models is based on the selection of appropriate discount rates. Fluctuations in these assumptions could result in different estimates of fair value. As of March 31, 2023, the Company calculated the estimated fair value of the loans held for investment using unobservable inputs such as discount rates ranging from 11.36% to 24.79% with a weighted average discount rate of 17.53%.

The following tables summarize the significant unobservable inputs the Company used to value the loans categorized within Level 3 as of March 31, 2023. The tables are not intended to be all-inclusive, but instead capture the significant unobservable inputs relevant to the Company’s determination of fair values.

	As of March 31, 2023
			Unobservable Input
	Fair Value	Primary Valuation Techniques	Input	Estimated Range	Weighted Average
Senior term loans	$307,260,513	Yield analysis	Market yield	11.36% - 24.79%	17.53%
Total Investments	$307,260,513

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

The risk ratings are primarily based on historical data and current conditions specific to each portfolio company, as well as consideration of future economic conditions and each borrower’s estimated ability to meet debt service requirements. The declines in risk ratings shown in the following table from December 31, 2022 to March 31, 2023 considered borrower specific credit history and performance and reflect a quarterly re-evaluation of overall current macroeconomic conditions affecting the Company’s borrowers. As interest rates have increased due to rising rates from the Federal Reserve Board, it has impacted borrowers’ ability to service their debt obligations on a global scale. This decline in risk ratings had an effect on the level of the current expected credit loss reserve, though the loans continued to perform as expected. For approximately 80% of the portfolio, the fair value of the underlying real estate collateral exceeded the amounts outstanding under the loans as of March 31, 2023. The remaining approximately 20% of the portfolio, while not fully collateralized by real estate, was secured by other forms of collateral including equipment, receivables, licenses and/or other assets of the borrowers to the extent permitted by applicable laws and regulations governing such borrowers.

As of March 31, 2023 and December 31, 2022, the carrying value, excluding the current expected credit loss reserve (the “CECL Reserve”), of the Company’s loans within each risk rating category by year of origination is as follows:

	As of March 31, 2023						As of December 31, 2022
Risk Rating	2023	2022	2021	2020	2019	Total	2022	2021	2020	2019	Total
1	$-	$-	$235,205	$-	$-	$235,205	$-	$274,406	$-	$-	$274,406
2	13,595,388	124,333,205	71,790,767	-	-	209,719,360	94,467,449	88,444,868	29,140,546	-	212,052,863
3	-	12,525,206	65,657,524	-	-	78,182,730	30,415,113	83,131,444	-	-	113,546,557
4	-	-	28,088,849	-	-	28,088,849	-	13,399,712	-	-	13,399,712
5	-	-	-	-	-	-	-	-	-	-	-
Total	$13,595,388	$136,858,411	$165,772,345	$-	$-	$316,226,144	$124,882,562	$185,250,430	$29,140,546	$-	$339,273,538

(1)	Amounts are presented by loan origination year with subsequent advances shown in the original year of origination.

Real estate collateral coverage is also a significant credit quality indicator, and real estate collateral coverage, excluding the CECL Reserve, was as follows as of March 31, 2023 and December 31, 2022:

As of March 31, 2023 Real Estate Collateral Coverage (1)
	< 1.0x	1.0x - 1.25x	1.25x - 1.5x	1.50x - 1.75x	1.75x - 2.0x	> 2.0x	Total
Fixed-rate	$-	$-	$20,567,900	$17,305,115	$-	$235,205	$38,108,220
Floating-rate	66,411,639	48,285,685	23,375,836	37,454,282	12,075,490	90,514,992	278,117,924
	$66,411,639	$48,285,685	$43,943,736	$54,759,397	$12,075,490	$90,750,197	$316,226,144

As of December 31, 2022 Real Estate Collateral Coverage(1)
	< 1.0x	1.0x - 1.25x	1.25x - 1.5x	1.50x - 1.75x	1.75x - 2.0x	> 2.0x	Total
Fixed-rate	$-	$-	$20,406,737	$17,203,138	$-	$20,089,663	$57,699,538
Floating-rate	63,963,105	78,211,454	13,399,712	9,980,730	12,849,490	103,169,509	281,574,000
	$63,963,105	$78,211,454	$33,806,449	$27,183,868	$12,849,490	$123,259,172	$339,273,538

(1)	Real estate collateral coverage is calculated based upon most recent third-party appraised values.

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

In addition, the Company reviews each loan on a quarterly basis and evaluates the borrower’s ability to pay the monthly interest and principal, if required, as well as the loan-to-value (LTV) ratio. When evaluating qualitative factors that may indicate the need for a CECL Reserve, the Company forecasts losses considering a variety of factors. In considering the potential current expected credit loss, the Manager primarily considers significant inputs to the Company’s forecasting methods, which include (i) key loan-specific inputs such as the value of the real estate collateral, liens on equity (including the equity in the entity that holds the state-issued license to cultivate, process, distribute, or retail cannabis), presence of personal or corporate guarantees, among other credit enhancements, LTV ratio, rate type (fixed or floating) and IRR, loan-term, geographic location, and expected timing and amount of future loan fundings, (ii) performance against the underwritten business plan and the Company’s internal loan risk rating, and (iii) a macro-economic forecast. Estimating the enterprise value of our borrowers in order to calculate LTV ratios is often a significant estimate. The Manager utilizes a third-party valuation appraiser to assist with the Company’s valuation process primarily using comparable transactions to estimate enterprise value of its portfolio companies and supplement such analysis with a multiple-based approach to enterprise value to revenue multiples of publicly-traded comparable companies obtained from S&P Capital IQ as of March 31, 2023, to which the Manager may apply a private company discount based on the Company’s current borrower profile. These estimates may change in future periods based on available future macro-economic data and might result in a material change in the Company’s future estimates of expected credit losses for its loan portfolio.

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

Activity related to the CECL Reserve for outstanding balances and unfunded commitments on the Company’s loans held at carrying value and loans receivable at carrying value as of and for the three months ended March 31, 2023 and 2022 is presented in the table below.

	Outstanding(1)	Unfunded(2)	Total
Balance at December 31, 2022	$3,940,939	$94,415	$4,035,354
Provision for current expected credit losses	110,995	(14,876)	96,119
Balance at March 31, 2023	$4,051,934	$79,539	$4,131,473

	Outstanding(1)	Unfunded(2)	Total
Balance at December 31, 2021	$134,542	$13,407	$147,949
Provision for current expected credit losses	48,296	3,047	51,343
Balance at March 31, 2022	$182,838	$16,454	$199,292

(1)	As of March 31, 2023, the CECL Reserve related to outstanding balances on loans at carrying value is recorded within current expected credit loss reserve in the Company’s consolidated balance sheets.

(2)	As of March 31, 2023, the CECL Reserve related to unfunded commitments on loans at carrying value is recorded within accounts payable and other accrued liabilities in the Company’s consolidated balance sheets.

The Company has made an accounting policy election to exclude accrued interest receivable, ($4,159,748 and $1,204,412 as of March 31, 2023 and December 31, 2022, respectively) included in Interest Receivable on its consolidated balance sheet, from the amortized cost basis of the related loans held for investment in determining the CECL Reserve, as any uncollectible accrued interest receivable is written off in a timely manner. To date, the Company has had zero write-offs related to uncollectible interest receivable, but will discontinue accrual of interest on loans if deemed to be uncollectible, with any previously accrued uncollected interest on the loan charged to interest income in the same period.

4. INTEREST RECEIVABLE

The following table summarizes the interest receivable by the Company as of March 31, 2023 and December 31, 2022:

	As of March 31, 2023	As of December 31, 2022
Interest receivable	$4,113,589	$1,203,330
PIK interest receivable	33,548	1,082
Unused fees receivable	12,611	-
Total interest receivable	$4,159,748	$1,204,412

The following table presents aging analyses of past due loans by class as of March 31, 2023 and December 31, 2022, respectively:

	As of March 31, 2023
	Current Loans(1)	31 - 60 Days Past Due	61 - 90 Days Past Due	90+ Days Past Due (and accruing)	Non-Accrual	Total Past Due	Total Loans
Interest receivable	$3,754,242	$405,506	$-	$-	$-	$405,506	$4,159,748
Principal receivable	407,734	516,000	-	-	-	516,000	923,734
Total	$4,161,976	$921,506	$-	$-	$-	$921,506	$5,083,482

	As of December 31, 2022
	Current Loans(1)	31 - 60 Days Past Due	61 - 90 Days Past Due	90+ Days Past Due (and accruing)	Non-Accrual	Total Past Due	Total Loans
Interest receivable	$1,203,088	$1,324	$-	$-	$-	$1,324	$1,204,412
Total	$1,203,088	$1,324	$-	$-	$-	$1,324	$1,204,412

(1)	Loans 1-30 days past due are included in the current loans.

As of March 31, 2023, there were four loans with principal or interest greater than 30 days past due.

5. INTEREST RESERVE

At March 31, 2023 and December 31, 2022, the Company had one loan and three loans, respectively, that included a prepaid interest reserve.

The following table presents changes in interest reserves as of March 31, 2023 and December 31, 2022, respectively:

	As of March 31, 2023	As of December 31, 2022
Beginning reserves	$1,868,193	$6,636,553
New reserves	-	9,049,834
Reserves disbursed	(1,648,129)	(13,818,194)
Ending reserve	$220,064	$1,868,193

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

On February 27, 2023, CAL entered into an amendment to the Third Amendment and Restatement (the “Amendment”). The Amendment extended the contractual maturity date of the Revolving Loan until December 16, 2024 and the Company retained its option to extend the initial term for an additional one-year period, provided no events of default exist and the Company provides 365 days’ notice of the extension pursuant to the Amendment. No other material terms of the Revolving Loan were modified as a result of the execution of the Amendment. The Company incurred debt issuance costs of $2,988 related to the Amendment, which were capitalized and are subsequently amortized through maturity. As of March 31, 2023 and December 31, 2022, unamortized debt issuance costs related to the Revolving Loan, including all amendments and amendments and restatements thereto, as applicable, of $641,279 and $805,596, respectively, are recorded in other receivables and assets, net on the consolidated balance sheets.

The Revolving Loan incurs unused fees at a rate of 0.25% per annum which began on July 1, 2022 pursuant to the Second Amendment and Restatement. Additionally, as of and for the three months ended March 31, 2023, the Company borrowed $37.5 million against the Revolving Loan, incurred an effective interest rate of 7.75% including the unused fee rate of 0.25%, and had $55.0 million available under the Revolving Loan.

The Revolving Loan provides for certain affirmative covenants, including requiring us to deliver financial information and any notices of default, and conducting business in the normal course. Additionally, the Company must comply with certain financial covenants including: (1) maximum capital expenditures of $150,000, (2) maintaining a debt service coverage ratio greater than 1.35 to 1, and (3) maintaining a leverage ratio less than 1.50 to 1. As of March 31, 2023, the Company is in compliance with all financial covenants with respect to the Revolving Loan.

The fair value of the Revolving Loan, which is classified as Level 2 in the fair value hierarchy, approximates the carrying value as it bears a market rate of interest that is reset frequently.

The following table reflects a summary of interest expense incurred during the three months ended March 31, 2023 and 2022.

	Three months ended	Three months ended
	March 31, 2023	March 31, 2022
Interest expense	$1,440,992	$-
Unused fee expense	10,000	-
Amortization of deferred financing costs	167,304	72,268
Total interest expense	$1,618,296	$72,268

7. RELATED PARTY TRANSACTIONS

Management Agreement

Pursuant to the Management Agreement, the Manager will manage the loans and day-to-day operations of the Company, subject at all times to the further terms and conditions set forth in the Management Agreement and such further limitations or parameters as may be imposed from time to time by the Company’s Board.

The Manager is entitled to receive base management fees (the “Base Management Fee”) that are calculated and payable quarterly in arrears, in an amount equal to 0.375% of the Company’s Equity, determined as of the last day of each such quarter; reduced by an amount equal to 50% of the pro rata amount of origination fees earned and paid to the Manager during the applicable quarter for loans that were originated on the Company’s behalf by the Manager or affiliates of the Manager (“Outside Fees”). For the three months ended March 31, 2023 and 2022, the Base Management Fee payable was reduced by Outside Fees in the amount of $5,000 and $717,750, respectively.

In addition to the Base Management Fee, the Manager is entitled to receive incentive compensation (the “Incentive Compensation” or “Incentive Fees”) under the Management Agreement. Under the Management Agreement, the Company will pay Incentive Fees to the Manager based upon the Company’s achievement of targeted levels of Core Earnings. “Core Earnings” is defined in the Management Agreement as, for a given period, the net income (loss) for such period, computed in accordance with GAAP, excluding (i) non-cash equity compensation expense, (ii) the Incentive Compensation, (iii) depreciation and amortization, (iv) any unrealized gains or losses or other non-cash items that are included in net income for the applicable reporting period, regardless of whether such items are included in other comprehensive income or loss, or in net income, and (v) one-time events pursuant to changes in GAAP and certain non-cash charges, in each case after discussions between the Manager and the members of the Compensation Committee of the Board, each of whom are Independent Directors, and approved by a majority of the members of the Compensation Committee. Incentive compensation for the three months ended March 31, 2023 and 2022 was $1,111,206 and $382,143, respectively.

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

The following table summarizes the related party fees and expenses incurred by the Company and amounts payable to the Manager for the three months ended March 31, 2023 and 2022.

	For the three months ended March 31, 2023	For the three months ended March 31, 2022
Affiliate Payments
Management fees earned	$1,031,799	$1,007,112
Less: Outside fees earned	(5,000)	(717,750)
Base management fee, net	1,026,799	289,362
Incentive fees	1,111,206	382,143
Total management and incentive fees earned	2,138,005	671,505
General and administrative expenses reimbursable to Manager	1,176,376	411,521
Total	$3,314,381	$1,083,026

General administrative expenses reimbursable to the Manager are included in the related party payable line item of the consolidated balance sheets as of March 31, 2023 and December 31, 2022. Amounts payable to the Manager as of March 31, 2023 and December 31, 2022 were approximately $3.4 million and $4.7 million, respectively, which included bonuses accrued which are not reimbursed to the Manager until paid.

Co-Investment in Loans

From time to time, the Company may co-invest with other investment vehicles managed by its affiliates, in accordance with the Manager’s co-investment allocation policies. The Company is not obligated to provide, nor has it provided, any financial support to the other managed investment vehicles. As such, the Company’s risk is limited to the carrying value of its investment in any such loan. As of March 31, 2023 and December 31, 2022, 18 and 15 of the Company’s loans were co-invested by affiliates of the Company, respectively.

In connection with investments in loans, the Company may receive the option to assign the right (the “Assigned Right”) to acquire warrants and/or equity of the borrower. The Company may sell the Assigned Right, and the sale may be to an affiliate of the Company. The proceeds from the sale of Assigned Rights are accounted for as additional original issue discount and accreted over the life of the related loans. During the three months ended March 31, 2022, the Company neither received nor sold any Assigned Right.

During the three months ended March 31, 2023, the Company sold a senior secured loan to a syndicate of co-lenders, including a third party and two affiliates under common control with our Manager. The selling price of approximately $13.7 million was approved by the audit committee of the Board. The fair value approximated the carrying value of the loan plus accrued and unpaid interest through March 31, 2023. In addition, the Company purchased and subsequently sold a senior secured loan from an affiliate under common control with our Manager. The purchase and selling price of approximately $19.0 million was approved by the audit committee of the Board. The fair value approximated the carrying value of the loan plus accrued and unpaid interest through March 30, 2023.

8. COMMITMENTS AND CONTINGENCIES

Off-Balance Sheet Arrangements

Off-balance sheet commitments may consist of unfunded commitments on delayed draw term loans. The Company does not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured investment vehicles, special purpose entities, or variable interest entities, established to facilitate off-balance sheet arrangements or other contractually narrow or limited purposes. Further, the Company has not guaranteed any obligations of unconsolidated entities or entered into any commitment to provide additional funding to any such entities. As of March 31, 2023 and December 31, 2022, the Company had the following unfunded commitments on existing loans.

	As of March 31, 2023	As of December 31, 2022

Total original loan commitments	$327,954,423	$351,367,706
Less: drawn commitments	(313,720,423)	(336,323,706)
Total undrawn commitments	$14,234,000	$15,044,000

Refer to “Note 3 – Loans Held for Investment, Net” for further information regarding the CECL Reserve attributed to unfunded commitments.

The following table summarizes our material commitments as of March 31, 2023:

Commitments due by period
	Total	2023	2024	2025	2026	2027	Thereafter
Undrawn commitments	$14,234,000	$2,400,000	$7,000,000	$834,000	$4,000,000	$-	$-
Revolving loan	37,500,000	-	37,500,000	-	-	-	-
Total	$51,734,000	$2,400,000	$44,500,000	$834,000	$4,000,000	$-	$-

Other Contingencies

The Company from time to time may be a party to litigation in the normal course of business. As of March 31, 2023, the Company is not aware of any legal claims that could materially impact its business, financial condition, or results of operations.

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

On February 15, 2023, the Company completed a registered direct offering of 395,779 shares of common stock at a price of $15.16 per share, raising net proceeds of approximately $6.0 million. The Company sold shares of common stock directly, without the use of underwriters or placement agents, to institutional investors registered pursuant to its effective shelf registration statement.

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

As of March 31, 2023 and December 31, 2022, the maximum number of shares of the Company’s common stock that may be delivered pursuant to awards under the 2021 Plan (the “Share Limit”) equals 8.50% of the issued and outstanding shares of the Company’s common stock on a fully-diluted basis following the completion of the IPO. Shares that are subject to or underlie awards that expire or for any reason are cancelled or terminated, are forfeited, fail to vest, or for any other reason are not paid or delivered under the 2021 Plan will not be counted against the Share Limit and will again be available for subsequent awards under the 2021 Plan. There were 417 and 3,750 shares forfeited during the three months ended March 31, 2023 and 2022, respectively. There is no forfeiture rate applied to awards or options granted to non-employee directors or executive employees because their pre-vesting forfeitures are anticipated to be highly unlikely. As individual awards and options become fully vested, stock-based compensation expense is adjusted to recognize actual forfeitures.

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

Based on the closing market price of our common stock on March 31, 2023, the aggregate intrinsic value of our restricted stock awards was as follows:

	As of March 31, 2023
	Outstanding	Vested
Aggregate intrinsic value	$994,539	$472,728

The following table summarizes the restricted stock activity for the Company’s directors and officers and employees of the Manager during the three months ended March 31, 2023 and 2022.

	Three months ended March 31, 2023	Grant Date Fair Value per Share
Balance at December 31, 2022	80,984	$15.71
Vested	(6,952)	$16.00
Forfeited	(417)	$16.00
Balance	73,615	$15.68

	Three months ended March 31, 2022	Grant Date Fair Value per Share
Balance at December 31, 2021	98,440	$16.00
Forfeited	(3,750)	$16.00
Balance	94,690	$16.00

Restricted stock compensation expense is based on the Company’s stock price at the date of the grant and is amortized over the vesting period. Forfeitures are recognized as they occur. The share-based compensation expense for the Company was $138,335 and $120,940 for the three months ended March 31, 2023 and 2022, respectively. The unamortized share-based compensation expense for the Company was approximately $1.1 million and $1.6 million for the three months ended March 31, 2023 and 2022, respectively, which the Company expects to recognize over the remaining weighted-average term of 2.1 years.

10. EARNINGS PER SHARE

The following information sets forth the computations of basic earnings per common share for the three months ended March 31, 2023 and 2022, respectively:

	For the three months ended	For the three months ended
	March 31, 2023	March 31, 2022
Net income attributable to common stockholders	$10,692,349	$7,803,952
Divided by:
Basic weighted average shares of common stock outstanding	17,879,444	$17,641,090
Diluted weighted average shares of common stock outstanding	17,960,103	$17,737,975
Basic earnings per common share	$0.60	$0.44
Diluted earnings per common share	$0.60	$0.44

There were no anti-dilutive shares excluded from the computations of earnings per common share for the three months ended March 31, 2023 and 2022.

11. INCOME TAX

To qualify as a REIT, we must meet a number of organizational and operational requirements, including a requirement that we distribute annually to our stockholders at least 90% of our REIT taxable income prior to the deduction for dividends paid. To the extent that we distribute less than 100% of our REIT taxable income in any tax year (taking into account any distributions made in a subsequent tax year under Sections 857(b)(9) or 858 of the Code), we will pay tax at regular corporate rates on that undistributed portion. Furthermore, if we distribute less than the sum of 1) 85% of our ordinary income for the calendar year, 2) 95% of our capital gain net income for the calendar year, and 3) any undistributed shortfall from our prior calendar year (the “Required Distribution”) to our stockholders during any calendar year (including any distributions declared by the last day of the calendar year but paid in the subsequent year), then we are required to pay a non-deductible excise tax equal to 4% of any shortfall between the Required Distribution and the amount that was actually distributed. The 90% distribution requirement does not require the distribution of net capital gains. However, if we elect to retain any of our net capital gain for any tax year, we must notify our stockholders and pay tax at regular corporate rates on the retained net capital gain. Our stockholders must include their proportionate share of the retained net capital gain in their taxable income for the tax year, and they are deemed to have paid the REIT’s tax on their proportionate share of the retained capital gain. Furthermore, such retained capital gain may be subject to the nondeductible 4% excise tax. If it is determined that our estimated current year taxable income will be in excess of estimated dividend distributions (including capital gain dividend) for the current year from such income, we will accrue excise tax on estimated excess taxable income as such taxable income is earned. The annual expense is calculated in accordance with applicable tax regulations. Excise tax expense, if any, is included in the line item, income tax expense. For the three months ended March 31, 2023 and the year ended December 31, 2022, we did not incur excise tax expense. The income tax provision for the Company was $0 for the three months ended March 31, 2023 and 2022, respectively.

For the three months ended March 31, 2023 and 2022, the Company incurred no expense for United States federal excise tax. If it is determined that the Company’s estimated current year taxable income will be in excess of estimated dividend distributions (including capital gain dividend) for the current year from such income, the Company will accrue excise tax on estimated excess taxable income as such taxable income is earned. The annual expense is calculated in accordance with applicable tax regulations.

As of March 31, 2023 and December 31, 2022, the Company does not have any unrecognized tax benefits.

12. DIVIDENDS AND DISTRIBUTIONS

The following table summarizes the Company’s dividends declared during the three months ended March 31, 2023 and 2022.

	Record Date	Payment Date	Common Share Distribution Amount	Taxable Ordinary Income	Return of Capital	Section 199A Dividends
Regular cash dividend	3/31/2023	4/14/2023	$0.47	$0.47	$-	$0.47
Total cash dividend			$0.47	$0.47	$-	$0.47

	Record Date	Payment Date	Common Share Distribution Amount	Taxable Ordinary Income	Return of Capital	Section 199A Dividends
Regular cash dividend	3/31/2022	4/14/2022	$0.40	$0.40	$-	$0.40
Total cash dividend			$0.40	$0.40	$-	$0.40

13. SUBSEQUENT EVENTS

Normal Course of Business Operations

During the period from April 1, 2023 through May 9, 2023, the Company funded one loan advance amounting to approximately $0.6 million in loan principal to an existing portfolio company.

Payment of Dividend

On April 14, 2023, the Company paid its regular quarterly dividend of $0.47 relating to the first quarter of 2023 to shareholders of record as of the close of business on March 31, 2023. The total amount of the cash dividend payment was approximately $8.5 million.

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

Our Manager and its affiliates seek to originate real estate loans between $5 million and $200 million, generally with one- to five-year terms and amortization when terms exceed three years. We generally act as co-lenders in such transactions and intend to hold up to $30 million of the aggregate loan amount, with the remainder to be held by affiliates or third party co-investors. We may revise such concentration limits from time to time as our loan portfolio grows. Other investment vehicles managed by our Manager or affiliates of our Manager may co-invest with us or hold positions in a loan where we have also invested, including by means of splitting commitments, participating in loans or other means of syndicating loans. We will not engage in a co-investment transaction with an affiliate where the affiliate has a senior position to the loan held by us. To the extent that an affiliate provides financing to one of our borrowers, such loans will be working capital loans or loans that are subordinate to our loans. We may also serve as co-lenders in loans originated by third parties and, in the future, we may also acquire loans or loan participations. Loans that have one to two year maturities are generally interest only loans.

Our loans are secured by real estate and, in addition, when lending to owner-operators in the cannabis industry, other collateral, such as equipment, receivables, licenses or other assets of the borrowers to the extent permitted by applicable laws and regulations. In addition, we seek to impose strict loan covenants and seek personal or corporate guarantees for additional protection. As of March 31, 2023 and December 31, 2022, 50.0% and 13.6%, respectively, of the loans held in our portfolio are backed by personal or corporate guarantees. We aim to maintain a portfolio diversified across jurisdictions and across verticals, including cultivators, processors, dispensaries, as well as ancillary businesses. In addition, we may invest in borrowers that have equity securities that are publicly traded on the Canadian Stock Exchange (“CSE”) in Canada and/or over-the-counter in the United States.

As of March 31, 2023, our portfolio is comprised primarily of first mortgages to established multi-state or single-state cannabis operators or property owners. We consider cannabis operators to be established if they are state-licensed and are deemed to be operational and in good standing by the applicable state regulator. We do not own any stock, warrants to purchase stock or other forms of equity in any of our portfolio companies that are involved in the cannabis industry, and we will not take stock, warrants or equity in such issuers until permitted by applicable laws and regulations, including U.S. federal laws and regulations.

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

We generate revenue primarily in the form of interest income on loans. As of March 31, 2023 and December 31, 2022, approximately 88.0% and 83.1%, respectively, of our portfolio was comprised of floating rate loans, and 12.0% and 16.9% of our portfolio was comprised of fixed rate loans, respectively. The floating rate loans described above are variable based upon the Prime Rate plus an applicable margin, and in many cases, a Prime Rate floor.

The Prime Rate during the three months ended March 31, 2023 and the year ended December 31, 2022 was as follows:

Effective Date	Rate(1)
March 23, 2023	8.00%
February 2, 2023	7.75%
December 15, 2022	7.50%
November 3, 2022	7.00%
September 22, 2022	6.25%
July 28, 2022	5.50%
June 16, 2022	4.75%
May 5, 2022	4.00%
March 17, 2022	3.50%
March 15, 2020	3.25%

(1)	Rate obtained from the Wall Street Journal’s “Bonds, Rates & Yields” table.

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

To qualify as a REIT, we must meet a number of organizational and operational requirements, including a requirement that we distribute annually to our stockholders at least 90% of our REIT taxable income prior to the deduction for dividends paid. To the extent that we distribute less than 100% of our REIT taxable income in any tax year (taking into account any distributions made in a subsequent tax year under Sections 857(b)(9) or 858 of the Code), we will pay tax at regular corporate rates on that undistributed portion. Furthermore, if we distribute less than the sum of 1) 85% of our ordinary income for the calendar year, 2) 95% of our capital gain net income for the calendar year, and 3) any undistributed shortfall from our prior calendar year (the “Required Distribution”) to our stockholders during any calendar year (including any distributions declared by the last day of the calendar year but paid in the subsequent year), then we are required to pay a non-deductible excise tax equal to 4% of any shortfall between the Required Distribution and the amount that was actually distributed. The 90% distribution requirement does not require the distribution of net capital gains. However, if we elect to retain any of our net capital gain for any tax year, we must notify our stockholders and pay tax at regular corporate rates on the retained net capital gain. Our stockholders must include their proportionate share of the retained net capital gain in their taxable income for the tax year, and they are deemed to have paid the REIT’s tax on their proportionate share of the retained capital gain. Furthermore, such retained capital gain may be subject to the nondeductible 4% excise tax. If it is determined that our estimated current year taxable income will be in excess of estimated dividend distributions (including capital gain dividend) for the current year from such income, we will accrue excise tax on estimated excess taxable income as such taxable income is earned. The annual expense is calculated in accordance with applicable tax regulations. Excise tax expense, if any, is included in the line item, income tax expense. For the three months ended March 31, 2023 and the year ended December 31, 2022, we did not incur excise tax expense.

Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 740 - Income Taxes (“ASC 740”), prescribes a recognition threshold and measurement attribute for the consolidated financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. We have analyzed our various federal and state filing positions and believe that our income tax filing positions and deductions are well documented and supported as of March 31, 2023. Based on our evaluation, there is no reserve for any uncertain income tax positions. Accrued interest and penalties, if any, are included within other liabilities in the consolidated balance sheets.

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

These factors could lower our net interest income or cause a net loss during periods of rising interest rates, which would harm our financial condition, cash flows and results of operations. As of March 31, 2023, all of our floating rate loans have interest rate floors, and one loan is subject to an interest rate cap.

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

Developments During the First Quarter of 2023

Updates to Our Loan Portfolio during the First Quarter of 2023

On January 12, 2023, we advanced approximately $0.2 million in aggregate principal on an existing credit facility to one borrower. On January 24, 2023, we refinanced and closed one credit facility with an existing borrower, which resulted in a paydown of $18.3 million in aggregate principal. On January 24, 2023, we also purchased a senior secured loan from an affiliate under common control. The purchase price of approximately $19.0 million was approved by the Audit Committee of the Board. The fair value approximated the carrying value of the loan plus accrued and unpaid interest through January 24, 2023. On January 24, 2023, we also closed one credit facility with a new borrower, which had an aggregate commitment of $11.3 million, which was fully funded at closing. On March 6, 2023, we advanced approximately $0.7 million in aggregate principal on an existing credit facility to one borrower. On March 27, 2023, we closed one credit facility with a new borrower, which has an aggregate commitment of approximately $2.0 million. On March 31, 2023, we close one credit facility with a new borrower, which has an aggregate commitment of approximately $1.0 million.

On March 3, 2023, an existing borrower paid down approximately $6.4 million in aggregate principal. We received a prepayment premium and a success fee of approximately $0.3 million and $0.1 million, respectively. On March 30, 2023, an existing borrower repaid its loan in full in an amount of approximately $19.0 million in aggregate principal. The loan was comprised of a single tranche with an original maturity date of October 31, 2024. We received a make-whole fee of approximately $1.0 million. On March 31, 2023, we decided to and completed the sale of a secured loan to an affiliate under common control. The selling price of approximately $13.7 million was approved by the audit committee of the Board. The fair value approximated the carrying value of the loan plus accrued and unpaid interest through March 31, 2023.

Subsequent Updates to Our Loan Portfolio

During the period from April 1, 2022 to May 9, 2023, we funded approximately $0.6 million to an existing borrower.

Dividends Declared Per Share

During the three months ended March 31, 2023, we declared an ordinary cash dividend of $0.47 per share of our common stock, relating to the first quarter of 2023, which was paid on April 14, 2023 to stockholders of record as of the close of business on March 31, 2023. The total amount of the cash dividend payment was approximately $8.5 million.

The payment of these dividends is not indicative of our ability to pay such dividends in the future.

Results of Operations

Comparison of the three months ended March 31, 2023 and 2022

	For the three months ended	For the three months ended	Variance
	March 31, 2023	March 31, 2022	Amount	%
Revenues
Interest income	$16,527,304	$9,833,053	$6,694,251	68.1
Interest expense	(1,618,296)	(72,268)	(1,546,028)	**
Net interest income	14,909,008	9,760,785	5,148,223	52.7

Expenses
Management and incentive fees, net	2,138,005	671,505	1,466,500	**
General and administrative expense	1,274,825	556,142	718,683	**
Professional fees	569,375	556,902	12,473	2.2
Stock based compensation	138,335	120,940	17,395	14.4
Provision for current expected credit losses	96,119	51,344	44,775	87.2
Total expenses	$4,216,659	$1,956,833	$2,259,826	**

Net Income before income taxes	10,692,349	7,803,952	2,888,397	37.0
Income tax expense	-	-	-	**
Net Income	$10,692,349	$7,803,952	$2,888,397	37.0

**	Percentage over 100% or prior period amount was zero.

●	Interest income increased by approximately $6.7 million, or 68.1%, during the quarter ended March 31, 2023, compared to the quarter ended March 31, 2022. The increase was driven primarily by an increase in the Prime Rate from 3.50% as of March 31, 2022, to 8.00% as of March 31, 2023, impacting approximately 88.0% of the Company’s loans, which bear a floating rate as well as new fundings of approximately $278.1 million in loan principal.

●

Net interest income increased approximately $5.1 million or 52.7% during the comparative period. The increase was primarily attributable to the increase in interest income described above, and was offset by a corresponding increase in interest expense. During the first quarter of 2023, we borrowed an additional $37.5 million on the revolving credit facility, which also bears interest at the Prime Rate plus an applicable margin and was subject to the Prime Rate increases during the quarter.

●	We incurred base management and incentive fees payable to our Manager of approximately $2.1 million for the three months ended March 31, 2023, as compared to approximately $0.7 million for the three months ended March 31, 2022. The increase was primarily attributable to greater assets under management, which was offset by less origination fee offsets in the three months ended March 31, 2023 of approximately $5,000, compared to approximately $0.7 million for the three months ended March 31, 2022 as well as an increase in weighted average equity as defined by the Management Agreement for the comparable period.

●	General and administrative expenses and professional fees increased by approximately $0.7 million for the three months ended March 31, 2023, as compared to the three months ended March 31, 2022. The increase was primarily due to an increase in overhead reimbursements for costs incurred by the Manager on behalf of the Company, offset in part by a decrease in audit, legal, investor relations and third-party consulting fees.

●

Provision for current expected credit losses increased in the three months ended March 31, 2023 as compared to the three months ended March 31, 2022, primarily due to declines in risk ratings (discussed below) from March 31, 2022 to March 31, 2023, which are not due to any borrower specific credit issues, but rather, are primarily due to our quarterly re-evaluations of overall current macroeconomic conditions affecting our borrowers. As interest rates have risen over the year ended December 31, 2022 and the quarter ended March 31, 2023, the ability of our borrowers to service their debt and fund operations has been reduced. The current expected credit loss reserve represents 126 basis points of our aggregate loan commitments held at carrying value of approximately $328.0 million and was bifurcated between (i) the current expected credit loss reserve (contra-asset) related to outstanding balances on loans held at carrying value of approximately $4.1 million and (ii) a liability for unfunded commitments of $79,539. The liability is based on the unfunded portion of loan commitments over the full contractual period over which we are exposed to credit risk through a current obligation to extend credit. Management considered the likelihood that funding will occur, and if funded, the expected credit loss on the funded portion. We continuously evaluate the credit quality of each loan by assessing the risk factors of each loan.

Loan Portfolio

As of March 31, 2023 and December 31, 2022, our portfolio included 24 and 22 loans held for investment of approximately $312.2 million and $335.3 million, respectively. The aggregate originated commitment under these loans was approximately $328.0 million and $351.4 million and outstanding principal was approximately $320.2 million and $343.0 million as of March 31, 2023 and December 31, 2022, respectively. As of March 31, 2023 and December 31, 2022, our loan portfolio had a weighted-average yield-to-maturity internal rate of return (“YTM IRR”) of 19.4% and 19.7%, respectively, and was substantially secured by real estate and, with respect to certain of our loans, substantially all assets of the borrowers and certain of their subsidiaries, including equipment, receivables, and licenses. YTM IRR is calculated using various inputs, including (i) cash and paid-in-kind (“PIK”) interest, which is capitalized and added to the outstanding principal balance of the applicable loan, (ii) original issue discount (“OID”), (iii) amortization, (iv) unused fees, and (v) exit fees. Certain of our loans have extension fees, which are not included in our YTM IRR calculations, but may increase YTM IRR if such extension options are exercised by borrowers.

As of March 31, 2023 and December 31, 2022, approximately 88.0% and 83.1%, respectively, of our portfolio was comprised of floating rate loans that pay interest at the Prime Rate plus an applicable margin and were subject to a Prime Rate floor. The Prime Rate was 3.25% for the period from January 1, 2022 through March 16, 2022, increased to 3.50% effective March 17, 2022, increased to 4.00% effective May 5, 2022, increased to 4.75% effective June 16, 2022, increased to 5.50% effective July 28, 2022, increased to 6.25% effective September 22, 2022, increased to 7.00% effective November 3, 2022, increased to 7.50% effective December 15, 2022, increased to 7.75% effective February 2, 2023, and increased again to 8.00% effective March 23, 2023. The below summarizes our portfolio as of March 31, 2023:

	Initial		Total			Percent of Our			Periodic	YTM
Loan	Funding Date (1)	Maturity Date (2)	Commitment (3)	Principal Balance	Carrying Value	Loan Portfolio	Future Fundings	Interest Rate (4)	Payment (5)	IRR (6)
1	10/27/2022	10/30/2026	30,000,000	30,000,000	29,195,836	9.2%	-	P + 6.50%(7)	I/O	16.8%
2	3/5/2021	12/31/2024	35,891,667	37,596,132	37,454,282	11.8%	-	P + 6.65%(7)(8) Cash, 4.25% PIK	P&I	18.0%
3	3/25/2021	11/29/2024	20,105,628	20,942,803	20,398,886	6.5%	-	13.91% Cash(7), 2.59% PIK(10)	P&I	22.8%
4	4/19/2021	12/31/2023	12,900,000	12,075,490	12,075,490	3.8%	-	18.72%(7)(9)	P&I	24.5%
5	4/19/2021	4/30/2025	3,500,000	2,666,000	2,666,000	0.8%	834,000	P + 12.25%(7)	P&I	22.8%
6	8/20/2021	2/20/2024	6,000,000	4,275,000	4,271,433	1.4%	1,500,000	P + 9.00%(7) Cash, 12% PIK	P&I	21.1%
7	8/24/2021	6/30/2025	25,000,000	25,623,762	25,402,772	8.0%	-	P + 6.00%(7) Cash, 2.5% PIK	P&I	18.1%
8	9/1/2021	9/1/2024	9,500,000	10,535,399	10,445,335	3.3%	-	19.25% PIK	P&I	25.8%
9	9/3/2021	6/30/2024	15,000,000	16,013,359	16,013,359	5.1%	-	P + 10.75%(7) Cash, 6.0% PIK	P&I	19.0%
10	9/20/2021	9/30/2024	470,411	235,205	235,205	0.1%	-	11.00%	P&I	21.4%
11	9/30/2021	9/30/2024	32,000,000	32,809,285	32,272,326	10.2%	-	P + 8.75%(7) Cash, 2% PIK	I/O	21.7%
12	11/8/2021	10/31/2024	13,574,667	13,038,000	12,930,501	4.1%	-	P + 9.25%(7) Cash	P&I	19.7%
13	11/22/2021	11/1/2024	13,100,000	13,166,720	13,058,608	4.1%	-	P + 6.00%(7) Cash, 1.5% PIK	I/O	18.5%
14	12/27/2021	12/27/2026	5,000,000	5,194,514	5,194,514	1.6%	-	P + 12.25%(7) Cash, 2.5% PIK	P&I	23.5%
15	12/29/2021	12/29/2023	6,000,000	3,835,398	3,801,740	1.2%	2,400,000	P + 7.50%(7) Cash, 5% PIK	I/O	26.9%
16	12/30/2021	12/31/2024	13,000,000	7,050,000	7,006,176	2.2%	5,500,000	P + 9.25%(7)	I/O	22.5%
17	1/18/2022	1/31/2025	15,000,000	15,000,000	14,768,664	4.7%	-	P + 4.75%(7)	P&I	14.1%
18	2/3/2022	2/28/2025	11,662,050	12,677,075	12,525,206	4.0%	-	P + 6.00%(7) Cash, 5% PIK	P&I	21.5%
19	3/11/2022	8/29/2025	20,000,000	20,637,961	20,567,900	6.5%	-	11.00% Cash, 3% PIK	P&I	15.5%
20	5/9/2022	5/30/2025	17,000,000	17,425,500	17,305,115	5.5%	-	11.00% Cash, 2% PIK	P&I	14.7%
21	7/1/2022	6/30/2026	9,000,000	5,114,907	5,041,408	1.6%	4,000,000	P + 8.50%(7) Cash, 3% PIK	P&I	26.4%
22	1/24/2023	1/24/2026	11,250,000	11,278,897	10,645,161	3.4%	-	P + 5.75%(7) Cash, 1.4% PIK	P&I	19.9%
23	3/27/2023	3/31/2026	2,000,000	2,000,000	1,950,227	0.6%	-	P + 7.50%(7)	P&I	18.3%
24	3/31/2023	9/27/2026	1,000,000	1,000,000	1,000,000	0.3%	-	P + 10.50%(7)	P&I	21.2%

		Subtotal	327,954,423	320,191,407	316,226,144	100.0%	14,234,000	17.6%	Wtd Average	19.4%

(1)	All loans originated prior to April 1, 2021 were purchased from affiliated entities at fair value plus accrued interest on or subsequent to April 1, 2021.

(2)	Certain loans are subject to contractual extension options and may be subject to performance based on other conditions as stipulated in the loan agreement. Actual maturities may differ from contractual maturities stated herein as certain borrowers may have the right to prepay with or without a contractual prepayment penalty. The Company may also extend contractual maturities and amend other terms of the loans in connection with loan modifications.
(3)	Total Commitment excludes future amounts to be advanced at sole discretion of the lender.
(4)	“P” = Prime Rate and depicts floating rate loans that pay interest at the Prime Rate plus a specific percentage; “PIK” = paid in kind interest; subtotal represents weighted average interest rate.
(5)	P&I = principal and interest. I/O = interest only. P&I loans may include interest only periods for a portion of the loan term.
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

(7)	This Loan is subject to Prime Rate floor.

(8)	This Loan is subject to an interest rate cap.
(9)	The aggregate loan commitment to Loan #4 includes a $10.9 million advance, which has a base interest rate of 15.00%, and a second advance of $2.0 million, which has an interest rate of 39.00%. The statistics presented reflect the weighted average of the terms under both advances for the total aggregate loan commitment.
(10)	The aggregate loan commitment to Loan #3 includes a $15.9 million initial advance, which has a base interest rate of 13.625%, 2.75% PIK and a second advance of $4.2 million, which has an interest rate of 15.00%, 2.00% PIK. The statistics presented reflect the weighted average of the terms under both advances for the total aggregate loan commitment.

The following tables summarize our loans held for investment as of March 31, 2023 and December 31, 2022:

	As of March 31, 2023
	Outstanding Principal (1)	Original Issue Discount	Carrying Value (1)	Weighted Average Remaining Life (Years) (2)
Senior Term Loans	$320,191,407	$(3,965,263)	$316,226,144	2.0
Current expected credit loss reserve	-	-	(4,051,934)
Total loans held at carrying value, net	$320,191,407	$(3,965,263)	$312,174,210

	As of December 31, 2022
	Outstanding Principal (1)	Original Issue Discount	Carrying Value (1)	Weighted Average Remaining Life (Years) (2)
Senior Term Loans	$343,029,334	$(3,755,796)	$339,273,538	2.2
Current expected credit loss reserve	-	-	(3,940,939)
Total loans held at carrying value, net	$343,029,334	$(3,755,796)	$335,332,599

(1)	The difference between the Carrying Value and the Outstanding Principal amount of the loans consists of unaccreted original issue discount, deferred loan fees and other upfront fees. Outstanding principal balance includes capitalized PIK interest, if applicable.

(2)	Weighted average remaining life is calculated based on the carrying value of the loans as of March 31, 2023 and December 31, 2022, respectively.

The following tables present changes in loans held for investment at carrying value as of and for the three months ended March 31, 2023 and 2022:

	Principal	Original Issue Discount	Current Expected Credit Loss Reserve	Carrying Value (1)
Balance at December 31, 2022	$343,029,334	$(3,755,796)	$(3,940,939)	$335,332,599
New fundings	34,060,000	(1,118,340)	-	32,941,660
Principal repayment of loans	(45,754,443)	-	-	(45,754,443)
Accretion of original issue discount	-	908,873	-	908,873
Sale of loans	(13,399,712)	-	-	(13,399,712)
PIK Interest	2,256,228	-	-	2,256,228
Current expected credit loss reserve	-	-	(110,995)	(110,995)
Balance at March 31, 2023	$320,191,407	$(3,965,263)	$(4,051,934)	$312,174,210

(1)	The difference between the Carrying Value and the Outstanding Principal amount of the loans consists of unaccreted original issue discount, deferred loan fees and loan origination costs. Outstanding principal balance includes capitalized PIK interest, if applicable.

	Principal	Original Issue Discount	Current Expected Credit Loss Reserve	Carrying Value (1)
Balance at December 31, 2021	$200,632,056	$(3,647,490)	$(134,542)	$196,850,024
New fundings	86,725,308	(1,128,415)	-	85,596,893
Principal repayment of loans	(5,619,201)	-	-	(5,619,201)
Accretion of original issue discount	-	894,087	-	894,087
PIK Interest	970,569	-	-	970,569
Provision for credit losses	-	-	(48,296)	(48,296)
Balance at March 31, 2022	$282,708,732	$(3,881,818)	$(182,838)	$278,644,076

(1)	The difference between the Carrying Value and the Outstanding Principal amount of the loans consists of unaccreted original issue discount, deferred loan fees and loan origination costs. Outstanding principal balance includes capitalized PIK interest, if applicable.

We may make modifications to loans, including loans that are in default. Loan terms that may be modified include interest rates, required prepayments, maturity dates, covenants, principal amounts and other loan terms. The terms and conditions of each modification vary based on individual circumstances and will be determined on a case by case basis. Our Manager monitors and evaluates each of our loans held for investment and has maintained regular communications with borrowers regarding potential impacts on our loans.

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

The following table provides a reconciliation of GAAP net income to Distributable Earnings and Adjusted Distributable Earnings (in thousands, except per share data):

	For the three months ended	For the three months ended
	March 31, 2023	March 31, 2022
Net Income	$10,692,349	$7,803,952
Adjustments to net income
Non-cash equity compensation expense	138,335	120,940
Depreciation and amortization	167,304	72,268
Provision for current expected credit losses	96,119	51,343
Distributable Earnings	$11,094,107	$8,048,503
Adjustments to Distributable Earnings
Adjusted Distributable Earnings	11,094,107	8,048,503
Basic weighted average shares of common stock outstanding (in shares)	17,879,444	17,641,090
Adjusted Distributable Earnings per Weighted Average Share	$0.62	$0.46
Diluted weighted average shares of common stock outstanding (in shares)	17,960,103	17,737,975
Adjusted Distributable Earnings per Weighted Average Share	$0.62	$0.45

Book Value Per Share

The book value per share of our common stock as of March 31, 2023 and December 31, 2022 was approximately $15.04 and $14.86, respectively.

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

As of March 31, 2023 and December 31, 2022, all of our cash was unrestricted and totaled approximately $4.6 million and $5.7 million, respectively. We believe that our cash on hand, capacity available under our Revolving Loan, and cash flows from operations for the next twelve months will be sufficient to satisfy the operating requirements of our business through at least the next twelve months. The sources of financing for our target investments are described below.

Credit Facilities

In May 2021, in connection with our acquisition of our wholly-owned financing subsidiary, CAL, we were assigned a secured revolving credit facility (the “Revolving Loan”). The Revolving Loan had an original aggregate borrowing base of up to $10,000,000 and bore interest, payable in cash in arrears, at a per annum rate equal to the greater of (x) Prime Rate plus 1.00% and (y) 4.75%. We incurred debt issuance costs of $100,000 related to the origination of the Revolving Loan, which were capitalized and are subsequently being amortized through maturity. The maturity date of the Revolving Loan was the earlier of (i) February 12, 2023 and (ii) the date on which the Revolving Loan is terminated pursuant to terms in the Revolving Loan Agreement.

On December 16, 2021, CAL entered into an amended and restated Revolving Loan agreement (the “First Amendment and Restatement”). The First Amendment and Restatement increased the loan commitment from $10,000,000 to $45,000,000 and decreased the interest rate, from the greater of the (1) Prime Rate plus 1.00% and (2) 4.75% to the greater of (1) the Prime Rate plus the applicable margin and (2) 3.25%. The applicable margin is derived from a floating rate grid based upon the ratio of debt to equity of CAL and increases from 0% at a ratio of 0.25 to 1 to 1.25% at a ratio of 1.5 to 1. The First Amendment and Restatement also extended the maturity date from February 12, 2023 to the earlier of (i) December 16, 2023 and (ii) the date on which the Revolving Loan is terminated pursuant to the terms of the Revolving Loan agreement. We have the option to extend the initial term for an additional one-year term, provided no events of default exist and we provide the required notice of the extension pursuant to the First Amendment and Restatement. We incurred debt issuance costs of $859,500 related to the First Amendment and Restatement, which were capitalized and are subsequently being amortized through maturity.

On May 12, 2022, CAL entered into a second amended and restated Revolving Loan agreement (the “Second Amendment and Restatement”) which provides for an increase in the aggregate commitment from $45 million to $65 million. No other material terms of the Revolving Loan were modified as a result of the execution of the Second Amendment and Restatement. We incurred debt issuance costs of $177,261 related to the Second Amendment and Restatement, which were capitalized and are subsequently amortized through maturity.

On November 7, 2022, CAL entered into a third amended and restated Revolving Loan agreement (the “Third Amendment and Restatement”) whereby we exercised the existing accordion feature of the Revolving Loan to increase the aggregate commitment by $27.5 million, from $65 million to $92.5 million. No other material terms of the Revolving Loan were modified as a result of the execution of the Third Amendment and Restatement. We incurred debt issuance costs of $323,779 related to the Third Amendment and Restatement, which were capitalized and are subsequently amortized through maturity.

On February 27, 2023, CAL entered into an amendment to the Third Amendment and Restatement (the “Amendment”). The Amendment extended the contractual maturity date of the Revolving Loan until December 16, 2024 and we retained our option to extend the initial term for an additional one-year period, provided no events of default exist and we provide 365 days’ notice of the extension pursuant to the Amendment. No other material terms of the Revolving Loan were modified as a result of the execution of the Amendment. As of March 31, 2023 and December 31, 2022, unamortized debt issuance costs related to the Revolving Loan, including all amendments and amendments and restatements thereto, as applicable, of $641,279 and $805,596, respectively, are recorded in other receivables and assets, net on the consolidated balance sheets.

The Revolving Loan incurs unused fees at a rate of 0.25% per annum which began on July 1, 2022 pursuant to the Second Amendment and Restatement. During the three months ended March 31, 2023 and 2022, we incurred approximately $10,000 and $0 in unused fees and approximately $1.4 million and $0 in interest expense, respectively, in connection with the Revolving Loan. In the future, we may use certain sources of financing to fund the origination or acquisition of our target investments, including credit facilities and other secured and unsecured forms of borrowing. These financings may be collateralized or non-collateralized and may involve one or more lenders. We expect that these facilities will typically have maturities ranging from two to five years and may accrue interest at either fixed or floating rates.

The Revolving Loan provides for certain affirmative covenants, including requiring us to deliver financial information and any notices of default, and conducting business in the normal course. Additionally, the Company must comply with certain financial covenants including: (1) maximum capital expenditures of $150,000, (2) maintaining a debt service coverage ratio greater than 1.35 to 1, and (3) maintaining a leverage ratio less than 1.50 to 1. As of March 31, 2023, we were in compliance with all financial covenants with respect to the Revolving Loan.

During the three months ended March 31, 2023, we borrowed $37.5 million against the Revolving Loan, had $37.5 million outstanding, and $55.0 million available under the Revolving Loan. For the year ended December 31, 2022, we borrowed $58.0 million against the Revolving Loan, had $58.0 million outstanding, and $34.5 million available under the Revolving Loan. For the three months ended March 31, 2022, we did not borrow against the Revolving Loan and therefore had $0 outstanding and $45 million available under the Revolving Loan as of such date.

Capital Markets

We may seek to raise further equity capital and issue debt securities in order to fund our future investments in loans.

Cash Flows

The following table sets forth changes in cash for the three months ended March 31, 2023 and 2022, respectively:

	For the three months ended March 31, 2023	For the three months ended March 31, 2022

Net income	$10,692,349	$7,803,952
Adjustments to reconcile net income to net cash provided by operating activities and changes in operating assets and liabilities	(8,990,282)	(4,768,320)
Net cash provided by operating activities	1,702,067	3,035,632
Net cash provided by/(used) in investing activities	25,316,886	(77,175,374)
Net cash used in financing activities	(28,093,875)	(30,606)
Change in cash and cash equivalents	$(1,074,922)	$(74,170,348)

Net Cash Provided by Operating Activities

For the three months ended March 31, 2023 and 2022, we reported “Net cash provided by operating activities” of $1.7 million and $3.0 million, respectively. Net cash flows provided by operating activities decreased $1.3 million, primarily attributable to an increase in provision for current expected credit losses of approximately $48 thousand, an increase in PIK interest of approximately $1.3 million, an increase in interest receivable of approximately $2.8 million, an increase in related party receivable of approximately $0.2 million, an increase in related party payable of approximately $0.1 million, an increase in management and incentive fees payable of approximately $0.9 million, and an increase in accounts payable and other accrued expenses of approximately $0.4 million, partially offset by an increase in net income of approximately $2.9 million, decrease in interest reserve of approximately $1.4 million, increase in debt issuance costs of approximately $0.1 million, and an increase in stock based compensation of approximately $17 thousand.

Net Cash Provided by/(Used) in Investing Activities

For the three months ended March 31, 2023 and 2022, we reported “Net cash provided by/(used in) investing activities” of $25.3 million and ($77.2 million), respectively.

For the three months ended March 31, 2023, cash outflows primarily related to $32.9 million used for the origination and funding of loans held for investment, partially offset by $13.4 million received from the sales of loans and $44.9 million of cash received from the principal repayment of loans held for investment.

For the three months ended March 31, 2022, cash outflows primarily related to $82.8 million used for the origination and funding of loans held for investment, partially offset by $5.6 million of cash received from the principal repayment of loans held for investment.

Net Cash Used in Financing Activities

For the three months ended March 31, 2023 and 2022, we reported “Net cash used in financing activities” of $28.1 million and approximately $31 thousand, respectively.

For the three months ended March 31, 2023, cash inflows of approximately $6.0 million related to proceeds received from the registered direct offering and $28.5 million related to draw downs on our Revolving Loan, which were offset by approximately $49.0 million in repayments on our Revolving Loan, $13.5 million in dividends paid, approximately $3 thousand in debt issuance costs paid, and approximately $0.1 million in offering costs associated with the registered direct offering.

For the three months ended March 31, 2022, cash inflows primarily related to approximately $4.5 million received from the underwriters’ partial exercise of their over-allotment option, offset by approximately $4.5 million in dividends paid, and approximately $24 thousand related to offering costs associated with our initial public offering.

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

The following table summarizes the Company’s dividends declared during the three months ended March 31, 2023 and 2022, respectively.

	Record Date	Payment Date	Common Share Distribution Amount	Taxable Ordinary Income	Return of Capital	Section 199A Dividends
Regular cash dividend	3/31/2023	4/14/2023	$0.47	$0.47	$-	$0.47
Total cash dividend			$0.47	$0.47	$-	$0.47

	Record Date	Payment Date	Common Share Distribution Amount	Taxable Ordinary Income	Return of Capital	Section 199A Dividends
Regular cash dividend	3/31/2022	4/14/2022	$0.40	$0.40	$-	$0.40
Total cash dividend			$0.40	$0.40	$-	$0.40

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

The risk ratings are primarily based on historical data and current conditions specific to each portfolio company, as well as consideration of future economic conditions and each borrower’s estimated ability to meet debt service requirements. The risk ratings shown in the following table as of March 31, 2023 and December 31, 2022 consider borrower specific credit history and performance and quarterly re-evaluation of overall current macroeconomic conditions affecting the borrowers. As interest rates have increased due to rising rates from the Federal Reserve Board, it has impacted borrowers’ ability to service their debt obligations on a global scale. This decline in risk ratings had an effect on the level of the current expected credit loss reserve, though the loans continued to perform as expected. For approximately 80% of the portfolio, the fair value of the underlying real estate collateral exceeded the amounts outstanding under the loans as of March 31, 2023. The remaining approximately 20% of the portfolio, while not fully collateralized by real estate, was secured by other forms of collateral including equipment, receivables, licenses and/or other assets of the borrowers to the extent permitted by applicable laws and regulations governing such borrowers.

As of March 31, 2023 and December 31, 2022, the carrying value, excluding the CECL Reserve, of the Company’s loans within each risk rating by year of origination is as follows:

	As of March 31, 2023						As of December 31, 2022
Risk Rating	2023	2022	2021	2020	2019	Total	2022	2021	2020	2019	Total
1	-	-	235,205	-	-	235,205	-	274,406	-	-	274,406
2	13,595,388	124,333,205	71,790,767	-	-	209,719,360	94,467,449	88,444,868	29,140,546	-	212,052,863
3	-	12,525,206	65,657,524	-	-	78,182,730	30,415,113	83,131,444	-	-	113,546,557
4	-	-	28,088,849	-	-	28,088,849	-	13,399,712	-	-	13,399,712
5	-	-	-	-	-	-	-	-	-	-	-
Total	13,595,388	136,858,411	165,772,345	-	-	316,226,144	124,882,562	185,250,430	29,140,546	-	339,273,538

(1)	Amounts are presented by loan origination year with subsequent advances shown in the original year of origination.

Accounting Policies and Estimates

As of March 31, 2023, there were no significant changes in the application of our accounting policies or estimates from those presented in our annual report on Form 10-K. Refer to Note 2 to our consolidated financial statements for the three months ended March 31, 2023, titled “Significant Accounting Policies” for information on recent accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks in the ordinary course of our business. These risks primarily relate to fluctuations in interest rates. Our loans are typically valued using a yield analysis, which is typically performed for performing loans to borrowers. Changes in market yields may change the fair value of certain of our loans. Generally, an increase in market yields may result in a decrease in the fair value of certain of our loans, however this is mitigated to the extent our loans bear interest at a floating rate. As of March 31, 2023, we had 21 floating-rate loans, representing approximately 88.0% of our loan portfolio based on aggregate outstanding principal balances, subject to a Prime Rate floor. We estimate that a hypothetical 100 basis points increase in the Prime Rate would result in an increase in annual interest income of approximately $2.7 million and a 100 basis points decrease in the Prime Rate would result in a decrease in annual interest income of approximately $2.7 million. Our loans generally have a Prime Rate floor of 3.25%.

In addition, our Revolving Loan is exposed to similar market risks. Changes in market rates may change the fair value of our Revolving Loan as our loan bears interest at the great of (1) the Prime Rate plus the applicable margin and (2) 3.25%. As of March 31, 2023, we had an outstanding balance of $37.5 million under the Revolving Loan. We estimate that a hypothetical 100 basis points increase in the Prime Rate would result in an increase in annual interest expense of approximately $0.4 million and a 100 basis points decrease in the Prime Rate would result in a decrease in annual interest expense of approximately $0.4 million.

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

While we believe the principal amounts of our loans are generally adequately protected by underlying collateral value, there is a risk that we will not realize the entire principal value of certain loans, particularly those not fully collateralized by real estate. In order to mitigate that risk, our loans are generally collateralized by other assets, such as equipment, receivables, licenses or other assets of the borrowers to the extent permitted by applicable laws and regulations. In addition, we seek to impose strict loan covenants and seek personal or corporate guarantees for additional protection. As of March 31, 2023, 86% of our portfolio is fully secured by real estate and 14% has limited or no real estate collateral. Our portfolio on average had real estate collateral coverage of 1.6x as of March 31, 2023, and all of our loans are secured by equity pledges of the borrower and all asset liens. As of March 31, 2022, 94% of our portfolio was fully secured by real estate and 6% had limited or no real estate collateral. Our portfolio on average had real estate collateral coverage of 1.9x as of March 31, 2022 and all of our loans were secured by equity pledges of the borrower and all asset liens.

Credit Risk

We are subject to varying degrees of credit risk in connection with our loans and interest receivable. Our Manager seeks to mitigate this risk by seeking to originate loans, and may in the future acquire loans, of higher quality at appropriate prices given anticipated and unanticipated losses, by employing a comprehensive review and selection process and by proactively monitoring originated and acquired loans. Nevertheless, unanticipated credit losses could occur that could adversely impact our operating results. For additional information regarding the credit risk associated with our loans and interest receivables, see “Risk Factors— Loans to relatively new and/or small companies and companies operating in the cannabis industry generally involve significant risks” in our Annual Report on Form 10-K for the year ended December 31, 2022.

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

Our loan portfolio as of March 31, 2023 and December 31, 2022, was concentrated with the top three borrowers representing approximately 31.4% and 29.4% of the funded principal and approximately 29.8% and 27.9% of the total commitments to borrowers, respectively. As of March 31, 2023 and 2022, the top three borrowers represented approximately 25.9% and 29.8% of the total interest income, respectively. The largest loan represented approximately 11.7% and 10.9% of the funded principal and approximately 10.9% and 10.2% of the total commitments as of March 31, 2023 and December 31, 2022, respectively.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Rules 13a-15€ and 15d-15(e) under the Exchange Act) are designed to provide reasonable assurance that information required to be disclosed in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the forms and rules of the SEC and that such information is accumulated and communicated to management, including the CEO and Interim CFO, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

In connection with the preparation of this quarterly report on Form 10-Q, our management, including the CEO and Interim CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2023. Based on that evaluation, our CEO and Interim CFO have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2023 to ensure that (a) information required to be disclosed in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the forms and rules of the SEC and (b) such information is accumulated and communicated to management, including the CEO and Interim CFO, to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2023 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

In the normal course of business, we may be subject to various legal proceedings from time to time. We are not party to any material pending legal proceedings required to be disclosed pursuant to Item 103 of Regulation S-K.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022, which could materially affect our business, financial condition and/or results of operations. Except to the extent updated below or to the extent additional factual information disclosed elsewhere in this Quarterly Report on Form 10-Q relates to such risk factors, there have been no material changes to the risk factors described in the “Risk Factors” sections in our Annual Report on Form 10-K for the year ended December 31, 2022. The risks described in our Annual Report on Form 10-K and subsequent Quarterly Reports on Form 10-Q are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or results of operations.

Recent macroeconomic trends, including inflation and rising interest rates, may adversely affect our business, financial condition and results of operations.

During the three months ended March 31, 2023, inflation in the United States has remained at an elevated level and is currently expected to continue at an elevated level in the near-term. Rising inflation could have an adverse impact on any variable rate debt we may incur in the future, and our general and administrative expenses, as these costs could increase at a rate higher than our interest income and other revenue. The Federal Reserve has raised interest rates multiple times since March 2022 to combat inflation and restore price stability and rates may continue to rise throughout 2023. To the extent our borrowing costs increase faster than the interest income earned from our floating-rate loans, such increases may adversely affect our cash flows.

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

CHICAGO ATLANTIC REAL ESTATE FINANCE, INC.

Dated: May 9, 2023	By:	/s/ Anthony Cappell
Anthony Cappell
Chief Executive Officer
(Principal Executive Officer)

Dated: May 9, 2023	By:	/s/ Phillip Silverman
Phillip Silverman
Interim Chief Financial Officer
(Principal Financial and Accounting Officer)