Form 10-Q
period 2023-06-30
Chicago Atlantic Real Estate Finance, Inc.
filed 2023-08-09
CIK 1867949

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 4, 2023
Common stock, $0.01 par value	18,175,393

CHICAGO ATLANTIC REAL ESTATE FINANCE, INC.

TABLE OF CONTENTS

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CHICAGO ATLANTIC REAL ESTATE FINANCE, INC.

CONSOLIDATED BALANCE SHEETS

	June 30, 2023	December 31, 2022
	(unaudited)
Assets
Loans held for investment	$314,536,900	$339,273,538
Current expected credit loss reserve	(5,121,577)	(3,940,939)
Loans held for investment at carrying value, net	309,415,323	335,332,599
Cash and cash equivalents	18,020,688	5,715,827
Debt securities, at fair value	877,610	-
Interest receivable	994,812	1,204,412
Other receivables and assets, net	1,010,720	1,018,212
Related party receivables	237,885	-
Total Assets	$330,557,038	$343,271,050

Liabilities
Revolving loan	$43,000,000	$58,000,000
Dividend payable	8,708,161	13,618,591
Management and incentive fees payable	1,799,667	3,295,600
Related party payables	1,601,773	1,397,515
Accounts payable and other liabilities	1,415,612	1,058,128
Interest reserve	341,951	1,868,193
Total Liabilities	56,867,164	79,238,027
Commitments and contingencies (Note 8)

Stockholders’ equity
Common stock, par value $0.01 per share, 100,000,000 shares authorized and 18,175,393 and 17,766,936 shares issued and outstanding, respectively	181,754	176,859
Additional paid-in-capital	276,405,754	268,995,848
Accumulated earnings (deficit)	(2,897,634)	(5,139,684)
Total stockholders’ equity	273,689,874	264,033,023

Total liabilities and stockholders’ equity	$330,557,038	$343,271,050

The accompanying notes are an integral part of these consolidated financial statements.

CHICAGO ATLANTIC REAL ESTATE FINANCE, INC.

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	For the three months ended	For the three months ended	For the six months ended	For the six months ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Revenues
Interest income	$14,659,222	$11,850,028	$31,186,526	$21,683,081
Interest expense	(994,926)	(449,556)	(2,613,222)	(521,824)
Net interest income	13,664,296	11,400,472	28,573,304	21,161,257

Expenses
Management and incentive fees, net	1,799,667	1,247,561	3,937,672	1,919,066
General and administrative expense	1,280,401	777,212	2,555,226	1,333,353
Professional fees	537,894	743,670	1,107,269	1,300,574
Stock based compensation	263,844	122,525	402,179	243,465
Provision for current expected credit losses	1,139,112	1,045,665	1,235,231	1,097,008
Total expenses	5,020,918	3,936,633	9,237,577	5,893,466

Net Income before income taxes	8,643,378	7,463,839	19,335,727	15,267,791
Income tax expense	-	-	-	-
Net Income	$8,643,378	$7,463,839	$19,335,727	$15,267,791

Earnings per common share:
Basic earnings per common share	$0.48	$0.42	$1.07	$0.87
Diluted earnings per common share	$0.47	$0.42	$1.07	$0.86

Weighted average number of common shares outstanding:
Basic weighted average shares of common stock outstanding	18,094,288	17,657,913	17,989,684	17,649,548
Diluted weighted average shares of common stock outstanding	18,273,512	17,752,413	18,117,919	17,745,234

The accompanying notes are an integral part of these consolidated financial statements.

CHICAGO ATLANTIC REAL ESTATE FINANCE, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(UNAUDITED)

Three months ended June 30, 2023

	Common Stock		Additional Paid-In-	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Earnings	Equity

Balance at April 1, 2023	18,162,298	180,887	274,925,072	(2,982,631)	272,123,328
Issuance of common stock, net of offering costs	79,862	799	1,221,553	-	1,222,352
Stock-based compensation	(66,767)	68	259,129	4,647	263,844
Dividends declared on common shares ($0.47 per share)	-	-	-	(8,563,028)	(8,563,028)
Net income	-	-	-	8,643,378	8,643,378
Balance at June 30, 2023	18,175,393	$181,754	$276,405,754	$(2,897,634)	$273,689,874

Six months ended June 30, 2023

	Common Stock		Additional Paid-In-	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Earnings	Equity

Balance at January 1, 2023	17,766,936	176,859	268,995,848	(5,139,684)	264,033,023
Issuance of common stock, net of offering costs	79,862	799	1,221,553	-	$1,222,352
Issuance of common stock in connection with private placement, net of offering costs, underwriting discounts and commissions	395,779	3,958	5,790,889	-	$5,794,847
Stock-based compensation	(67,184)	138	397,464	4,577	$402,179
Dividends declared on common shares ($0.94 per share)	-	-	-	(17,098,254)	$(17,098,254)
Net income	-	-	-	19,335,727	$19,335,727
Balance at June 30, 2023	18,175,393	$181,754	$276,405,754	$(2,897,634)	$273,689,874

Three months ended June 30, 2022

	Common Stock		Additional Paid-In-	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Earnings	Equity

Balance at April 1, 2022	17,752,603	176,579	268,681,445	526,492	269,384,516
Stock-based compensation	(313)	-	122,525	207	122,732
Dividends declared on common shares ($0.47 per share)	-	-	-	(8,343,576)	(8,343,576)
Net income	-	-	-	7,463,839	7,463,839
Balance at June 30, 2022	17,752,290	$176,579	$268,803,970	$(353,038)	$268,627,511

Six months ended June 30, 2022

	Common Stock		Additional Paid-In-	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Earnings	Equity

Balance at January 1, 2022	17,453,553	173,551	264,081,977	(177,560)	264,077,968
Issuance of common stock, net of offering costs	302,800	3,028	4,478,528	-	$4,481,556
Stock-based compensation	(4,063)	-	243,465	1,182	244,647
Dividends declared on common shares ($0.87 per share)	-	-	-	(15,444,451)	(15,444,451)
Net income	-	-	-	15,267,791	15,267,791
Balance at June 30, 2022	17,752,290	$176,579	$268,803,970	$(353,038)	$268,627,511

The accompanying notes are an integral part of these consolidated financial statements.

CHICAGO ATLANTIC REAL ESTATE FINANCE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the six months ended June 30, 2023	For the six months ended June 30, 2022

Operating activities
Net income	$19,335,727	$15,267,791

Adjustments to reconcile net income to net cash provided by operating activities:
Accretion of deferred loan origination fees and other discounts	(1,433,293)	(1,362,776)
Paid-in-kind interest	(4,345,434)	(2,400,627)
Provision for current expected credit losses	1,235,231	1,097,008
Amortization of deferred debt issuance costs	259,102	241,095
Stock based compensation	402,179	243,465

Changes in operating assets and liabilities:
Interest receivable	209,600	(777,837)
Other receivables and assets, net	(119,819)	(146,102)
Interest reserve	(1,526,242)	(6,162,392)
Related party payables	204,258	739,950
Related party receivables	(237,885)	-
Purchase of debt securities, at fair value	(877,610)	-
Management and incentive fees payable	(1,495,933)	342,438
Accounts payable and accrued expenses	302,891	292,669
Net cash provided by operating activities	11,912,772	7,374,682

Cash flows from investing activities
Issuance of and fundings of loans	(34,791,660)	(125,383,782)
Proceeds from sales of loans	13,399,712	-
Principal repayment of loans	51,907,313	6,654,703
Net cash provided by/(used) in investing activities	30,515,365	(118,729,079)

Cash flows from financing activities
Proceeds from sale of common stock	7,222,363	4,505,664
Proceeds from borrowings on revolving loan	34,000,000	45,000,000
Repayment of borrowings on revolving loan	(49,000,000)	-
Dividends paid to common shareholders	(22,004,274)	(11,575,495)
Payment of debt issuance costs	(56,791)	(177,261)
Payment of offering costs	(284,574)	(23,941)
Net cash (used in)/provided by financing activities	(30,123,276)	37,728,967

Net increase (decrease) in cash and cash equivalents	12,304,861	(73,625,430)
Cash and cash equivalents, beginning of period	5,715,827	80,248,526
Cash and cash equivalents, end of period	$18,020,688	$6,623,096

Supplemental disclosure of non-cash financing and investing activity
Interest reserve withheld from funding of loan	-	5,895,863
OID withheld from funding of loans held for investment	1,118,340	1,835,592
Dividends declared and not yet paid	8,708,161	8,380,271
Transfer of loan held for investment to loan held for sale	13,399,712	-

Supplemental information:
Interest paid during the period	$2,442,866	$102,500

The accompanying notes are an integral part of these consolidated financial statements.

CHICAGO ATLANTIC REAL ESTATE FINANCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. ORGANIZATION AND DESCRIPTION OF BUSINESS

Chicago Atlantic Real Estate Finance, Inc., and its wholly owned consolidated subsidiary, Chicago Atlantic Lincoln LLC (“CAL”) (collectively the “Company”, “we”, or “our”), is a commercial mortgage real estate investment trust (“REIT”) incorporated in the state of Maryland on March 30, 2021. The Company has elected to be taxed as a REIT for United States federal income tax purposes under the Internal Revenue Code of 1986, as amended (the “Code”), commencing with its taxable year ended December 31, 2021. The Company generally will not be subject to United States federal income taxes on its REIT taxable income if it annually distributes to stockholders at least 90% of its REIT taxable income prior to the deduction for dividends paid and complies with various other requirements as a REIT.

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

The Company is externally managed by Chicago Atlantic REIT Manager, LLC (the “Manager”), a Delaware limited liability company, pursuant to the terms of the management agreement dated May 1, 2021, as amended in October 2021, which has a three-year initial term set to expire on April 30, 2024 (the “Management Agreement”), by and among the Company and the Manager. After the initial term, the management agreement is automatically renewed for one-year periods unless the Company or the Manager elects not to renew in accordance with the terms of the Management Agreement. The Manager conducts substantially all of the Company’s operations and provides asset management services for its real estate investments. For its services, the Manager is entitled to management fees and incentive compensation, both defined in and in accordance with the terms of the Management Agreement (Note 7). All of the Company’s investment decisions are made by the investment committee of the Manager, subject to oversight by the Company’s board of directors (the “Board”). The Manager is wholly-owned by Chicago Atlantic Group, LP. (the “Sponsor”).

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements and related notes of the Company have been prepared on the accrual basis of accounting and in conformity with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Our consolidated financial statements present the financial position, results of operations, and cash flows of Chicago Atlantic Real Estate Finance, Inc., and its wholly owned consolidated subsidiary, Chicago Atlantic Lincoln, LLC. All intercompany accounts and transactions have been eliminated in consolidation. Accordingly, these financial statements may not contain all disclosures required by generally accepted accounting principles. Reference should be made to Note 2 of the Company’s Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the period ended December 31, 2022. In the opinion of the Company, all normal recurring adjustments have been made that are necessary to the fair statement of the results of operations and financial position as of and for the periods presented. Operating results for the three and six-month periods ended June 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023.

Cash and Cash Equivalents

The Company’s cash held with financial institutions may at times exceed the Federal Deposit Insurance Corporation (“FDIC”) insured limits.  The Company and the Manager seek to manage this credit risk relating to cash by monitoring the financial stability of the financial institutions and their ability to continue in business for the foreseeable future.

Cash and cash equivalents include funds on deposit with financial institutions, including demand deposits with financial institutions. Cash and short-term investments with an original maturity of three months or less when acquired are considered cash and cash equivalents for the purpose of the consolidated balance sheets and consolidated statements of cash flows.

Use of Estimates in the Preparation of Consolidated Financial Statements

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Actual results could differ from those estimates. Significant estimates include the provision for current expected credit losses.

Investments in Marketable Securities

Investments in marketable securities consist of debt securities that are classified as trading securities. Marketable trading securities are recorded at fair value on the consolidated balance sheets and unrealized gains and losses shall be included within unrealized gain(loss) on trading securities on the consolidated statements of income.

Loans Held-for-Sale

Once the Company decides to sell a loan(s), they may be transferred from held for investment to held-for-sale and carried at the lower of cost or fair value. On the date a loan is transferred into the held-for-sale category, any previously recorded allowance for credit losses is reversed in earnings and the loan is recorded at its amortized cost. If the amortized cost exceeds the loan’s fair value at the date of transfer, a valuation allowance is recorded equal to the difference between amortized cost basis and fair value. There were no loans classified as held-for-sale as of June 30, 2023 and December 31, 2022.

Revenue Recognition

Interest income on debt securities designated as trading securities is recognized on an accrual basis and is reported as interest receivable until collected. Interest income is accrued based on the outstanding face amount and the contractual terms of the securities. Original issue discount (“OID”), market discounts or premiums, if any, are recorded as an adjustment to the amortized cost and accreted or amortized as an adjustment to interest income using a method that approximates the effective interest method.

Income Taxes

The Company is a Maryland corporation and has elected to be taxed as a REIT under the Code, commencing with the taxable year ended December 31, 2021. The Company believes that it qualifies as a REIT and that its method of operations will enable it to continue to qualify as a REIT. However, no assurances can be given that the Company’s beliefs or expectations will be fulfilled, since qualification as a REIT depends on the Company satisfying numerous asset, income and distribution tests which depends, in part, on the Company’s operating results.

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

FASB ASC Topic 740, Income Taxes (“ASC 740”), prescribes a recognition threshold and measurement attribute for the consolidated financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company has analyzed its various federal and state filing positions and believes that its income tax filing positions and deductions are documented and supported for the taxable years ended December 31, 2022 and December 31, 2021. Based on the Company’s evaluation, there is no reserve for any uncertain income tax positions. Accrued interest and penalties, if any, are included within other liabilities in the balance sheets.

Recent Accounting Pronouncements

In March 2022, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2022-02, Financial Instruments – Credit Losses (Topic 326): Troubled Debt Restructurings (“TDR”) and Vintage Disclosures. The amendments in this ASU eliminate the accounting guidance for TDRs by creditors in Subtopic 310-40, Receivables—Troubled Debt Restructurings by Creditors, while enhancing disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty. Additionally, for public business entities, the amendments in this ASU require that an entity disclose current-period gross write-offs by year of origination for financing receivables and net investments in leases within the scope of Subtopic 326-20, Financial Instruments—Credit Losses—Measured at Amortized Cost. The ASU’s amendments are effective for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years and early adoption is permitted. The Company’s adoption of ASU 2022-02 on January 1, 2023 did not have a material impact on the Company’s consolidated financial statements.

3. LOANS HELD FOR INVESTMENT, NET

As of June 30, 2023 and December 31, 2022, the Company’s portfolio was comprised of loans to 25 and 22 borrowers, respectively, that the Company has the ability and intent to hold for the foreseeable future or until maturity. The portfolio of loans are held on the consolidated balance sheets at amortized cost. The Company’s aggregate loan commitments and outstanding principal were approximately $329.2 million and $318.0 million, respectively, as of June 30, 2023, and $351.4 million and $343.0 million as of December 31, 2022. During the three and six months ended June 30, 2023, the Company funded approximately $1.9 million and $35.9 million in new loan principal.

As of June 30, 2023 and December 31, 2022, approximately 87.9% and 83.1%, respectively, of the Company’s portfolio was comprised of floating rate loans that pay interest at the Prime Rate plus an applicable margin, and were subject to Prime Rate ceilings and floors as discussed in the tables below. The carrying value of these loans was approximately $276.2 million and $281.6 million as of June 30, 2023 and December 31, 2022, respectively.

The remaining 12.1% and 16.9% of the portfolio was comprised of fixed rate loans that had a carrying value of approximately $38.3 million and $57.7 million as of June 30, 2023 and December 31, 2022, respectively.

The following tables summarize the Company’s loans held for investment as of June 30, 2023 and December 31, 2022:

	As of June 30, 2023
	Outstanding Principal (1)	Original Issue Discount	Carrying Value (1)	Weighted Average Remaining Life (Years) (2)
Senior Term Loans	$317,977,743	$(3,440,843)	$314,536,900	1.8
Current expected credit loss reserve	-	-	(5,121,577)
Total loans held at carrying value, net	$317,977,743	$(3,440,843)	$309,415,323

	As of December 31, 2022
	Outstanding Principal (1)	Original Issue Discount	Carrying Value (1)	Weighted Average Remaining Life (Years) (2)
Senior Term Loans	$343,029,334	$(3,755,796)	$339,273,538	2.2
Current expected credit loss reserve	-	-	(3,940,939)
Total loans held at carrying value, net	$343,029,334	$(3,755,796)	$335,332,599

(1)	The difference between the Carrying Value and the Outstanding Principal amount of the loans consists of unaccreted original issue discount, deferred loan fees and other upfront fees. Outstanding principal balance includes capitalized PIK interest, if applicable.
(2)	Weighted average remaining life is calculated based on the carrying value of the loans as of June 30, 2023 and December 31, 2022, respectively.

The following tables present changes in loans held at carrying value as of and for the six months ended June 30, 2023 and 2022.

	Principal (1)	Original Issue Discount	Current Expected Credit Loss Reserve	Carrying Value (1)
Balance at December 31, 2022	$343,029,334	$(3,755,796)	$(3,940,939)	$335,332,599
New fundings	35,910,000	(1,118,340)	-	34,791,660
Principal repayment of loans	(51,907,313)	-	-	(51,907,313)
Accretion of original issue discount	-	1,433,293	-	1,433,293
Sale of loan (2)	(13,399,712)	-	-	(13,399,712)
PIK Interest	4,345,434	-	-	4,345,434
Current expected credit loss reserve	-	-	(1,180,638)	(1,180,638)
Balance at June 30, 2023	$317,977,743	$(3,440,843)	$(5,121,577)	$309,415,323

(1)	The difference between the Carrying Value and the Outstanding Principal amount of the loans consists of unaccreted original issue discount, deferred loan fees and other upfront fees. Outstanding principal balance includes capitalized PIK interest, if applicable.
(2)	One loan was reclassified as held for sale from loans held for investment as the decision was made to sell the loan during the six months ended June 30, 2023 to a syndicate of co-lenders which includes a third party and two affiliates under common control with our Manager. The sale was executed on March 31, 2023 (Note 7).

	Principal (1)	Original Issue Discount	Current Expected Credit Loss Reserve	Carrying Value (1)
Balance at December 31, 2021	$200,632,056	$(3,647,490)	$(134,542)	$196,850,024
New fundings	137,944,312	(1,835,592)	-	136,108,720
Principal repayment of loans	(6,654,703)	-	-	(6,654,703)
Accretion of original issue discount	-	1,362,776	-	1,362,776
PIK Interest	2,400,627	-	-	2,400,627
Provision for credit losses	-	-	(1,068,882)	(1,068,882)
Balance at June 30, 2022	$334,322,292	$(4,120,306)	$(1,203,424)	$328,998,562

(1)	The difference between the Carrying Value and the Outstanding Principal amount of the loans consists of unaccreted original issue discount, deferred loan fees and other upfront fees. Outstanding principal balance includes capitalized PIK interest, if applicable.

A more detailed listing of the Company’s loans held at carrying value based on information available as of June 30, 2023, is as follows:

		Initial				Original		Percent of Our
Loan	Location(s)	Funding Date (1)	Maturity Date (2)	Total Commitment (3)	Principal Balance	Issue Discount	Carrying Value	Loan Portfolio	Future Fundings	Interest Rate (4)	Periodic Payment (5)	YTM IRR (6)
1	Various	10/27/2022	10/30/2026	$30,000,000	$30,000,000	$(748,770)	$29,251,230	9.3%	-	P+6.50% Cash, 0% PIK (10)	I/O	17.0%
2	Michigan	3/5/2021	12/31/2024	35,891,667	38,001,475	(121,831)	37,879,644	12.0%	-	P+6.65% Cash, 4.25% PIK (7)(15)	P&I	18.0%
3(17)	Various	3/25/2021	11/29/2024	20,105,628	20,392,227	(438,589)	19,953,638	6.3%	-	P+10.375% Cash, 2.75% PIK (7)	P&I	23.2%
4(16)	Arizona	4/19/2021	12/31/2023	14,120,000	13,970,276	-	13,970,276	4.4%	-	P+11.75% Cash (9)	I/O	17.5%
5	Massachusetts	4/19/2021	4/30/2025	3,500,000	3,296,000	-	3,296,000	1.0%	204,000	P+12.25% Cash (7)	P&I	22.4%
6	Michigan	8/20/2021	2/20/2024	6,000,000	4,264,421	(2,464)	4,261,957	1.4%	1,500,000	P+9.00% Cash (7)	P&I	20.7%
7	Illinois, Arizona	8/24/2021	6/30/2025	25,000,000	20,807,799	(171,792)	20,636,007	6.6%	-	P+6.00% Cash, 2% PIK (11)	P&I	18.5%
8	West Virginia	9/1/2021	9/1/2024	9,500,000	11,030,188	(74,371)	10,955,817	3.5%	-	P+9.25% Cash, 2% PIK (7)	P&I	26.0%
9(19)	Pennsylvania	9/3/2021	6/30/2024	15,000,000	16,155,903	-	16,155,903	5.1%	-	P+10.75% Cash, 3% PIK (7)	P&I	19.2%
10	Michigan	9/20/2021	9/30/2024	470,411	196,005	-	196,005	0.1%	-	11% Cash	P&I	21.4%
11	Maryland	9/30/2021	9/30/2024	32,000,000	32,975,433	(447,955)	32,527,478	10.3%	-	P+8.75% Cash, 2% PIK (7)	I/O	21.8%
12	Various	11/8/2021	10/31/2024	13,574,667	12,628,000	(90,634)	12,537,366	4.0%	-	P+9.25% Cash (12)	P&I	19.5%
13	Michigan	11/22/2021	11/1/2024	13,100,000	13,111,841	(91,308)	13,020,533	4.1%	-	P+6.00% Cash, 1.5% PIK (11)	I/O	18.7%
14	Various	12/27/2021	12/27/2026	5,000,000	5,125,000	-	5,125,000	1.6%	-	P+12.25% Cash, 2.5% PIK (8)	P&I	23.5%
15	Michigan	12/29/2021	12/29/2023	6,000,000	3,884,077	(22,438)	3,861,639	1.2%	2,400,000	P+17.5% Cash, 5% PIK (9)	I/O	27.0%
16	Florida	12/30/2021	12/31/2024	13,000,000	6,825,000	(37,603)	6,787,397	2.2%	5,500,000	P+9.25% Cash (7)	I/O	22.7%
17	Florida	1/18/2022	1/31/2025	15,000,000	15,000,000	(200,009)	14,799,991	4.7%	-	P+4.75% Cash (10)	P&I	14.2%
18	Ohio	2/3/2022	2/28/2025	11,662,050	12,837,973	(132,125)	12,705,848	4.0%	-	P+1.75% Cash, 3% PIK (11)	P&I	19.8%
19	Florida	3/11/2022	8/29/2025	20,000,000	20,794,861	(62,431)	20,732,430	6.6%	-	11% Cash, 3% PIK	P&I	15.5%
20	Missouri	5/9/2022	5/30/2025	17,000,000	17,513,744	(106,535)	17,407,209	5.5%	-	11% Cash, 3% PIK	P&I	14.7%
21	Illinois	7/1/2022	6/30/2026	9,000,000	5,153,793	(67,999)	5,085,794	1.6%	4,000,000	P+8.50% Cash, 3% PIK	P&I	26.6%
22	Maryland	1/24/2023	1/24/2026	11,250,000	11,093,727	(578,307)	10,515,420	3.3%	-	P+5.75% Cash, 1.4% PIK (10)	P&I	20.1%
23	Arizona	3/27/2023	3/31/2026	2,000,000	1,980,000	(45,682)	1,934,318	0.6%	-	P+7.50% Cash, 0% PIK (13)	P&I	18.6%
24	Oregon	3/31/2023	9/27/2026	1,000,000	940,000	-	940,000	0.3%	-	P+10.50% Cash, 0% PIK (9)	P&I	21.5%
25(18)	New York	-	-	-	-	-	-	0.0%	-	15% Cash	P&I	16.3%

Current expected credit loss reserve				-	-	-	(5,121,577)
Total loans held at carrying value				329,174,423	317,977,743	(3,440,843)	309,415,323	100.0%	13,604,000		Wtd Average	19.2%

(1)	All loans originated prior to April 1, 2021 were purchased from affiliated entities at fair value plus accrued interest on or subsequent to April 1, 2021.

(2)	Certain loans are subject to contractual extension options and may be subject to performance based on other conditions as stipulated in the loan agreement. Actual maturities may differ from contractual maturities stated herein as certain borrowers may have the right to prepay with or without a contractual prepayment penalty. The Company may also extend contractual maturities and amend other terms of the loans in connection with loan modifications.
(3)	Total Commitment excludes future amounts to be advanced at sole discretion of the lender and reflects receipt of scheduled amortization payments as of June 30, 2023.
(4)	“P” = prime rate and depicts floating rate loans that pay interest at the prime rate plus a specific percentage; “PIK” = paid-in-kind interest; subtotal represents weighted average interest rate.
(5)	P&I = principal and interest. I/O = interest only. P&I loans may include interest only periods for a portion of the loan term.
(6)	Estimated YTM includes a variety of fees and features that affect the total yield, which may include, but is not limited to, OID, exit fees, prepayment fees, unused fees and contingent features. OID is recognized as a discount to the funded loan principal and is accreted to income over the term of the loan. The estimated YTM calculations require management to make estimates and assumptions, including, but not limited to, the timing and amounts of loan draws on delayed draw loans, the timing and collectability of exit fees, the probability and timing of prepayments and the probability of contingent features occurring. For example, certain credit agreements contain provisions pursuant to which certain PIK interest rates and fees earned by us under such credit agreements will decrease upon the satisfaction of certain specified criteria which we believe may improve the risk profile of the applicable borrower. To be conservative, we have not assumed any prepayment penalties or early payoffs in our estimated YTM calculation. Estimated YTM is based on current management estimates and assumptions, which may change. Actual results could differ from those estimates and assumptions.
(7)	This Loan is subject to a prime rate floor of 3.25%
(8)	This Loan is subject to a prime rate floor of 4.75%
(9)	This Loan is subject to a prime rate floor of 5.50%
(10)	This Loan is subject to a prime rate floor of 6.25%
(11)	This Loan is subject to a prime rate floor of 7.00%
(12)	This Loan is subject to a prime rate floor of 7.50%
(13)	This Loan is subject to a prime rate floor of 8.00%
(14)	This Loan is subject to a prime rate floor of 8.25%
(15)	This Loan is subject to a prime rate cap of 5.85%
(16)	The aggregate loan commitment to the borrower of Loan #4 includes a $10.9 million initial commitment advanced in April 2021, and a second loan commitment of $2.0 million which was advanced in December 2021.The weighted average yield presented reflects the weighted average of the terms under both advances for the total aggregate loan commitment.
(17)	The aggregate loan commitment to Loan #3 includes a $15.9 million initial commitment which has a base interest rate of 13.625%, 2.75% PIK and a second commitment of $4.2 million which has an interest rate of 15.00%, 2.00% PIK. The statistics presented reflect the weighted average of the terms under all advances for the total aggregate loan commitment.
(18)

The Company has an aggregate commitment of $50.0 million to the borrower of Loan #25. The funding of such commitment is subject to certain conditions precedent being met for which the Company, as lender, may exercise its sole discretion in determining if and when such proceeds are advanced. Accordingly, this commitment is not included in total contractual commitments as of June 30, 2023. During the period from July 1, 2023 through August 9, 2023, the Company advanced $18.7 million of the Loan #25 commitment (Note 13).

(19)	As of May 1, 2023, Loan #9 has been placed on non-accrual status.

Our loans are held for investment and are substantially secured by real estate, equipment, licenses and other assets of the borrowers to the extent permitted by the applicable laws and the regulations governing such borrowers. The aggregate fair value of the Company’s loan portfolio was $309,852,814 and $329,237,824, with gross unrecognized holding (losses)/gains of $(4,684,085) and $10,035,714 as of June 30, 2023 and December 31, 2022, respectively. The fair values, which are classified as Level 3 in the fair value hierarchy, are estimated using discounted cash flow models based on current market inputs for similar types of arrangements. The primary sensitivity in these models is based on the selection of appropriate discount rates. Fluctuations in these assumptions could result in different estimates of fair value. As of June 30, 2023, the Company calculated the estimated fair value of the loans held for investment using unobservable inputs such as discount rates ranging from 11.36% to 24.79% with a weighted average discount rate of 16.31%.

The following table summarizes the significant unobservable inputs the Company used to value the loans categorized within Level 3 as of June 30, 2023. The tables are not intended to be all-inclusive, but instead capture the significant unobservable inputs relevant to the Company’s determination of fair values.

	As of June 30, 2023
		Primary	Unobservable Input
	Fair Value	Valuation Techniques	Input	Estimated Range	Weighted Average
Senior term loans	$309,852,814	Yield analysis	Market yield	11.36% - 24.79%	16.31%
Total Investments	$309,852,814

As of June 30, 2023, there were zero loans with principal or interest greater than 90 days past due.

The following table presents aging analyses of past due loans by amortized cost, excluding the CECL reserve, as of June 30, 2023. There were no past due loans as of December 31, 2022.

	As of June 30, 2023
	Current Loans	31–60 Days Past Due	61–90 Days Past Due	90+ Days Past Due (and accruing)	Non- Accrual(2)	Total Past Due	Total Loans
Loans held for investment	$298,380,997	$16,155,903	$-	$-	$-	$16,155,903	$314,536,900
Total	$298,380,997	$16,155,903	$-	$-	$-	$16,155,903	$314,536,900

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

The risk ratings are primarily based on historical data and current conditions specific to each portfolio company, as well as consideration of future economic conditions and each borrower’s estimated ability to meet debt service requirements. The declines in risk ratings shown in the following table from December 31, 2022 to June 30, 2023 considered borrower specific credit history and performance and reflect a quarterly re-evaluation of overall current macroeconomic conditions affecting the Company’s borrowers. As interest rates have increased due to rising rates from the Federal Reserve Board, it has impacted borrowers’ ability to service their debt obligations on a global scale. This decline in risk ratings had an effect on the level of the current expected credit loss reserve though, other than the one loan placed on non-accrual status, the loans continued to perform as expected. For approximately 74% of the portfolio, the fair value of the underlying real estate collateral exceeded the amounts outstanding under the loans as of June 30, 2023. The remaining approximately 26% of the portfolio, while not fully collateralized by real estate, may be partially collateralized by real estate and was secured by other forms of collateral including equipment, receivables, licenses and/or other assets of the borrowers to the extent permitted by applicable laws and regulations governing such borrowers. The amounts above exclude any apportionment of real estate collateral permissible under the applicable income and asset tests for REIT eligibility.

As of June 30, 2023 and December 31, 2022, the carrying value, excluding the current expected credit loss reserve (the “CECL Reserve”), of the Company’s loans within each risk rating category by year of origination is as follows:

	As of June 30, 2023(1)(2)						As of December 31, 2022(1)
Risk Rating	2023	2022	2021	2020	2019	Total	2022	2021	2020	2019	Total
1	$10,515,420	$30,113,057	$196,005	$-	$-	$40,824,482	$-	$274,406	$-	$-	$274,406
2	2,874,319	102,663,294	66,147,544	-	-	171,385,157	94,467,449	88,444,868	29,140,546	-	212,052,863
3	-	5,085,794	55,859,471	-	-	60,945,265	30,415,113	83,131,444	-	-	113,546,557
4	-	-	41,081,996	-	-	41,081,996	-	13,399,712	-	-	13,399,712
5	-	-	-	-	-	-	-	-	-	-	-
Total	$13,389,739	$137,862,145	$163,285,016	$-	$-	$314,536,900	$124,882,562	$185,250,430	$29,140,546	$-	$339,273,538

(1)	Amounts are presented by loan origination year with subsequent advances shown in the original year of origination.
(2)	Loan #9 placed on non-accrual status is included in risk rating category “4”.

Real estate collateral coverage is also a significant credit quality indicator, and real estate collateral coverage, excluding the CECL Reserve, was as follows as of June 30, 2023 and December 31, 2022:

As of June 30, 2023 Real Estate Collateral Coverage (1)
	< 1.0x	1.0x–1.25x	1.25x–1.5x	1.50x–1.75x	1.75x–2.0x	> 2.0x	Total
Fixed-rate	$-	$-	$20,732,430	$17,407,209	$-	$196,005	$38,335,644
Floating-rate	82,072,899	36,109,541	61,372,826	13,970,277	22,570,325	60,105,388	276,201,256
	$82,072,899	$36,109,541	$82,105,256	$31,377,486	$22,570,325	$60,301,393	$314,536,900

As of December 31, 2022 Real Estate Collateral Coverage (1)
	< 1.0x	1.0x–1.25x	1.25x–1.5x	1.50x–1.75x	1.75x–2.0x	> 2.0x	Total
Fixed-rate	$-	$-	$20,406,737	$17,203,138	$-	$20,089,663	$57,699,538
Floating-rate	63,963,105	78,211,454	13,399,712	9,980,730	12,849,490	103,169,509	281,574,000
	$63,963,105	$78,211,454	$33,806,449	$27,183,868	$12,849,490	$123,259,172	$339,273,538

(1)	Real estate collateral coverage is calculated based upon most recent third-party appraised values. The Company generally obtains new appraisal of all material real estate collateral at least once annually.

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

In addition, the Company reviews each loan on a quarterly basis and evaluates the borrower’s ability to pay the monthly interest and principal, if required, as well as the loan-to-value (LTV) ratio. When evaluating qualitative factors that may indicate the need for a CECL Reserve, the Company forecasts losses considering a variety of factors. In considering the potential current expected credit loss, the Manager primarily considers significant inputs to the Company’s forecasting methods, which include (i) key loan-specific inputs such as the value of the real estate collateral, liens on equity (including the equity in the entity that holds the state-issued license to cultivate, process, distribute, or retail cannabis), presence of personal or corporate guarantees, among other credit enhancements, LTV ratio, rate type (fixed or floating) and IRR, loan-term, geographic location, and expected timing and amount of future loan fundings, (ii) performance against the underwritten business plan and the Company’s internal loan risk rating, and (iii) a macro-economic forecast. Estimating the enterprise value of our borrowers in order to calculate LTV ratios is often a significant estimate. The Manager utilizes a third-party valuation appraiser to assist with the Company’s valuation process primarily using comparable transactions to estimate enterprise value of its portfolio companies and supplement such analysis with a multiple-based approach to enterprise value to revenue multiples of publicly-traded comparable companies obtained from S&P Capital IQ as of June 30, 2023, to which the Manager may apply a private company discount based on the Company’s current borrower profile. These estimates may change in future periods based on available future macro-economic data and might result in a material change in the Company’s future estimates of expected credit losses for its loan portfolio.

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

Activity related to the CECL Reserve for outstanding balances and unfunded commitments on the Company’s loans held at carrying value and loans receivable at carrying value as of and for the six months ended June 30, 2023 and 2022 is presented in the table below.

	Outstanding(1)	Unfunded(2)	Total
Balance at December 31, 2022	$3,940,939	$94,415	$4,035,354
Provision for current expected credit losses	1,180,638	54,593	1,235,231
Balance at June 30, 2023	$5,121,577	$149,008	$5,270,585

	Outstanding(1)	Unfunded(2)	Total
Balance at December 31, 2021	$134,542	$13,407	$147,949
Provision for current expected credit losses	1,068,882	28,126	1,097,008
Balance at June 30, 2022	$1,203,424	$41,533	$1,244,957

(1)	As of June 30, 2023 and December 31, 2022, the CECL Reserve related to outstanding balances on loans at carrying value is recorded within current expected credit loss reserve in the Company’s consolidated balance sheets.
(2)

As of June 30, 2023 and December 31, 2022, the CECL Reserve related to unfunded commitments on loans at carrying value is recorded within accounts payable and other accrued liabilities in the Company’s consolidated balance sheets.

The Company has made an accounting policy election to exclude accrued interest receivable, ($994,812 and $1,204,412 as of June 30, 2023 and December 31, 2022, respectively) included in Interest Receivable on its consolidated balance sheet, from the amortized cost basis of the related loans held for investment in determining the CECL Reserve, as any uncollectible accrued interest receivable is written off in a timely manner. To date, the Company has had zero write-offs related to uncollectible interest receivable, but will discontinue accrual of interest on loans if deemed to be uncollectible, with any previously accrued uncollected interest on the loan charged to interest income in the same period.

4. INTEREST RECEIVABLE

The following table summarizes the interest receivable by the Company as of June 30, 2023 and December 31, 2022:

	As of June 30, 2023	As of December 31, 2022
Interest receivable	$944,007	$1,203,330
Unused fees receivable	50,805	1,082
Total interest receivable	$994,812	$1,204,412

The following table presents aging analyses of past due loans by class as of June 30, 2023 and December 31, 2022, respectively:

	As of June 30, 2023
	Current Loans(1)	31–60 Days Past Due	61–90 Days Past Due	90+ Days Past Due (and accruing)	Non- Accrual(2)	Total Past Due	Total Loans
Interest receivable	$863,267	$131,545	$-	$-	$-	$131,545	$994,812
Total	$863,267	$131,545	$-	$-	$-	$131,545	$994,812

	As of December 31, 2022
	Current Loans(1)	31–60 Days Past Due	61–90 Days Past Due	90+ Days Past Due (and accruing)	Non- Accrual	Total Past Due	Total Loans
Interest receivable	$1,203,088	$1,324	$-	$-	$-	$1,324	$1,204,412
Total	$1,203,088	$1,324	$-	$-	$-	$1,324	$1,204,412

(1)	Loans 1-30 days past due are included in the current loans. Amounts are presented on a gross and net basis, including the effects of any interest reserves for non-accrual loans.
(2)	On May 1, 2023, Loan #9 was placed on non-accrual status with an outstanding principal amount of approximately $16.2 million. For the period from May 1, 2023, through June 30, 2023, the Company ceased the accrual and recognition of all interest. As of June 30, 2023, the borrower of Loan #9 is 60 days past due, however there is $0 of accrued interest receivable relating to Loan #9.

5. INTEREST RESERVE

As of June 30, 2023 and December 31, 2022, the Company had two loans and three loans, respectively, that included a prepaid interest reserve.

The following table presents changes in interest reserves as of June 30, 2023 and December 31, 2022, respectively:

	As of June 30, 2023	As of December 31, 2022
Beginning reserves	$1,868,193	$6,636,553
New reserves	446,212	9,049,834
Reserves disbursed	(1,972,454)	(13,818,194)
Ending reserve	$341,951	$1,868,193

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

On November 7, 2022, CAL entered into a third amended and restated Revolving Loan agreement (the “Third Amendment and Restatement”). The Third Amendment and Restatement increased the loan commitment from $65,000,000 to $92,500,000. No other material terms of the Revolving Loan were modified as a result of the execution of the Third Amendment and Restatement. The Company incurred debt issuance costs of $323,779 related to the Third Amendment and Restatement, which were capitalized and are subsequently being amortized through maturity.

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

On June 30, 2023, CAL entered into a Fourth Amended and Restated Loan and Security Agreement (the “Fourth Amendment and Restatement”). The Fourth Amendment and Restatement increased the loan commitment from $92.5 million to $100.0 million. No other material terms of the Revolving Loan were modified as a result of the execution of the Fourth Amendment. The Company incurred debt issuance costs of $109,291 related to the Amendment, which were capitalized and are subsequently amortized through maturity.

The Revolving Loan provides for certain affirmative covenants, including requiring us to deliver financial information and any notices of default, and conducting business in the normal course. Additionally, the Company must comply with certain financial covenants including: (1) maximum capital expenditures of $150,000, (2) maintaining a debt service coverage ratio greater than 1.35 to 1, and (3) maintaining a leverage ratio less than 1.50 to 1. As of June 30, 2023, the Company is in compliance with all financial covenants with respect to the Revolving Loan.

As of June 30, 2023 and December 31, 2022, unamortized debt issuance costs related to the Revolving Loan, including all amendments and amendments and restatements thereto, as applicable, of $662,938 and $805,596, respectively, are recorded in other receivables and assets, net on the consolidated balance sheets.

As of and for the six months ended June 30, 2023, the Company had net repayments of $15.0 million against the Revolving Loan. As of June 30, 2023, the Company had $57.0 million available under the Revolving Loan. Additionally, as of June 30, 2023, $279,229,247 of loans held for investment, at amortized cost, are pledged as collateral against the Revolving Loan.

The fair value of the Revolving Loan, which is classified as Level 2 in the fair value hierarchy, approximates the carrying value as it bears a market rate of interest that is reset frequently.

The following table reflects a summary of interest expense incurred during the three and six months ended June 30, 2023 and 2022.

	Three months ended	Three months ended	Six months ended	Six months ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Interest expense	$871,428	$276,562	$2,312,420	$276,562
Unused fee expense	31,701	4,167	41,701	4,167
Amortization of deferred financing costs	91,797	168,827	259,101	241,095
Total interest expense	$994,926	$449,556	$2,613,222	$521,824

7. RELATED PARTY TRANSACTIONS

Management Agreement

Pursuant to the Management Agreement, the Manager will manage the loans and day-to-day operations of the Company, subject at all times to the further terms and conditions set forth in the Management Agreement and such further limitations or parameters as may be imposed from time to time by the Company’s Board.

The Manager is entitled to receive base management fees (the “Base Management Fee”) that are calculated and payable quarterly in arrears, in an amount equal to 0.375% of the Company’s Equity, determined as of the last day of each such quarter; reduced by an amount equal to 50% of the pro rata amount of origination fees earned and paid to the Manager during the applicable quarter for loans that were originated on the Company’s behalf by the Manager or affiliates of the Manager (“Outside Fees”). For the three and six months ended June 30, 2023, the Base Management Fee payable was reduced by Outside Fees in the amount of $125,000 and $130,000, respectively. For the three and six months ended June 30, 2022, the Base Management Fee payable was reduced by Outside Fees in the amount of $364,500 and $1,082,251, respectively.

In addition to the Base Management Fee, the Manager is entitled to receive incentive compensation (the “Incentive Compensation” or “Incentive Fees”) under the Management Agreement. Under the Management Agreement, the Company will pay Incentive Fees to the Manager based upon the Company’s achievement of targeted levels of Core Earnings. “Core Earnings” is defined in the Management Agreement as, for a given period, the net income (loss) for such period, computed in accordance with GAAP, excluding (i) non-cash equity compensation expense, (ii) the Incentive Compensation, (iii) depreciation and amortization, (iv) any unrealized gains or losses or other non-cash items that are included in net income for the applicable reporting period, regardless of whether such items are included in other comprehensive income or loss, or in net income, and (v) one-time events pursuant to changes in GAAP and certain non-cash charges, in each case after discussions between the Manager and the members of the Compensation Committee of the Board, each of whom are Independent Directors, and approved by a majority of the members of the Compensation Committee. Incentive compensation for the three and six months ended June 30, 2023 was $874,854 and $1,986,060, respectively. Incentive compensation for the three and six months ended June 30, 2022 was $598,763 and $980,906, respectively.

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

The following table summarizes the related party fees and expenses incurred by the Company and amounts payable to the Manager for the three and six months ended June 30, 2023 and 2022.

	For the three months ended June 30,		For the six months ended June 30,
	2023	2022	2023	2022
Affiliate Payments
Management fees earned	$1,049,813	$1,013,298	$2,081,612	$2,020,411
Less: Outside Fees earned	(125,000)	(364,500)	(130,000)	(1,082,251)
Base management fees, net	924,813	648,798	1,951,612	938,160
Incentive fees	874,854	598,763	1,986,060	980,906
Total management and incentive fees earned	1,799,667	1,247,561	3,937,672	1,919,066
General and administrative expenses reimbursable to Manager	1,212,210	686,981	2,388,586	1,151,471
Total	$3,011,877	$1,934,542	$6,326,258	$3,070,537

General administrative expenses reimbursable to the Manager are included in the related party payable line item of the consolidated balance sheets as of June 30, 2023 and December 31, 2022. Total amounts payable to the Manager as of June 30, 2023 and December 31, 2022 were approximately $3.4 million and $4.7 million, respectively, which included bonuses accrued of $0.5 million which are not reimbursed to the Manager until paid.

Co-Investment in Loans

From time to time, the Company may co-invest with other investment vehicles managed by its affiliates, in accordance with the Manager’s co-investment allocation policies. The Company is not obligated to provide, nor has it provided, any financial support to the other managed investment vehicles. As such, the Company’s risk is limited to the carrying value of its investment in any such loan. As of June 30, 2023 and December 31, 2022, 18 and 15 of the Company’s loans were co-invested by affiliates of the Company, respectively.

In connection with investments in loans, the Company may receive the option to assign the right (the “Assigned Right”) to acquire warrants and/or equity of the borrower. The Company may sell the Assigned Right, and the sale may be to an affiliate of the Company. The proceeds from the sale of Assigned Rights are accounted for as additional original issue discount and accreted over the life of the related loans. During the six months ended June 30, 2023, the Company sold an Assigned Right amounting to $237,885. There were no sales of Assigned Rights for the six months ended June 30, 2022.

During the six months ended June 30, 2023, the Company sold a senior secured loan to a syndicate of co-lenders, including a third party and two affiliates under common control with our Manager. The total selling price of approximately $14.2 million was approved by the audit committee of the Board. The fair value approximated the carrying value of the loan of $13.4 million plus accrued unpaid interest of $0.8 million through the sale date, March 31, 2023.

In addition, the Company purchased a senior secured loan from an affiliate under common control with our Manager. The purchase price of approximately $19.3 million was approved by the audit committee of the Board. The fair value approximated the carrying value of the loan of $19.0 million, plus accrued and unpaid interest through the purchase date, January 24, 2023, of $0.3 million.

8. COMMITMENTS AND CONTINGENCIES

Off-Balance Sheet Arrangements

Off-balance sheet commitments may consist of unfunded commitments on delayed draw term loans. The Company does not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured investment vehicles, special purpose entities, or variable interest entities, established to facilitate off-balance sheet arrangements or other contractually narrow or limited purposes. Further, the Company has not guaranteed any obligations of unconsolidated entities or entered into any commitment to provide additional funding to any such entities. As of June 30, 2023 and December 31, 2022, the Company had the following unfunded commitments on existing loans.

	As of June 30, 2023	As of December 31, 2022

Total original loan commitments	$329,174,423	$351,367,706
Less: drawn commitments	(315,570,423)	(336,323,706)
Total undrawn commitments	$13,604,000	$15,044,000

Refer to “Note 3 – Loans Held for Investment, Net” for further information regarding the CECL Reserve attributed to unfunded commitments. Total original loan commitments excludes the impact of principal payments received since origination of the loan.

As disclosed in Note 3, the Company has an aggregate commitment of $50.0 million to the borrower of Loan #25. The funding of such commitment is subject to certain conditions precedent being met for which the Company, as lender, may exercise its sole discretion in determining if and when such proceeds are advanced. Accordingly, this commitment is not included in total contractual commitments as of June 30, 2023.

The following table summarizes our material commitments as of June 30, 2023:

Commitments due by period
	2023	2024	2025	2026	2027	Thereafter	Total
Undrawn commitment	$2,400,000	$7,000,000	$204,000	$4,000,000	$-	$-	$13,604,000
Revolving loan	-	43,000,000	-	-	-	-	43,000,000
Total	$2,400,000	$50,000,000	$204,000	$4,000,000	$-	$-	$56,604,000

Other Contingencies

The Company from time to time may be a party to litigation in the normal course of business. As of June 30, 2023, the Company is not aware of any legal claims that could materially impact its business, financial condition, or results of operations.

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

As of June 30, 2023 and December 31, 2022, the maximum number of shares of the Company’s common stock that may be delivered pursuant to awards under the 2021 Plan (the “Share Limit”) equals 8.50% of the issued and outstanding shares of the Company’s common stock on a fully-diluted basis following the completion of the IPO. Shares that are subject to or underlie awards that expire or for any reason are cancelled or terminated, are forfeited, fail to vest, or for any other reason are not paid or delivered under the 2021 Plan will not be counted against the Share Limit and will again be available for subsequent awards under the 2021 Plan.

On December 31, 2022, restricted stock award grants of 24,880 shares of common stock were granted to members of the Board. Pursuant to each respective award agreement, the restricted stock awards (“RSA’s”) vest annually in equal installments over a three-year period beginning on the first anniversary of the date of the grant.  Upon vesting, the vested restricted stock awards are exchanged for an equal number of the Company’s common stock.

On June 1, 2023, restricted stock award grants of 321,500 shares of common stock were granted to employees of our Manager. Pursuant to the respective award agreements, the RSA’s vest annually in equal installments over a three-year period beginning on the first anniversary of the date of the grant.  Upon vesting, the vested restricted stock awards are exchanged for an equal number of the Company’s common stock.

There were 1,147 and 4,063 shares forfeited during the six months ended June 30, 2023 and 2022, respectively. As individual awards and options become fully vested, stock-based compensation expense is adjusted to recognize actual forfeitures.

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

Based on the closing market price of our common stock on June 30, 2023, the aggregate intrinsic value of our restricted stock awards was as follows:

	As of June 30, 2023
	Outstanding	Vested
Aggregate intrinsic value	$5,871,186	$633,861

The following table summarizes the restricted stock activity for the Company’s directors and officers and employees of the Manager during the six months ended June 30, 2023 and 2022.

	Six months ended June 30, 2023	Grant Date Fair Value per Share
Balance at December 31, 2022	80,984	$15.71
Granted	321,500	$14.75
Vested	(13,800)	$16.00
Forfeited	(1,147)	$16.00
Balance at June 30, 2023	387,537	$14.90

	Six months ended June 30, 2022	Grant Date Fair Value per Share
Balance at December 31, 2021	98,440	$16.00
Vested	-	$16.00
Forfeited	(4,063)	$16.00
Unvested Balance at June 30, 2022	94,377	$16.00

Restricted stock compensation expense is based on the Company’s stock price at the date of the grant and is amortized over the vesting period. Forfeitures are recognized as they occur. The share-based compensation expense for the Company was $402,179 and $243,465 for the six months ended June 30, 2023 and 2022, respectively. The unamortized share-based compensation expense for the Company was approximately $5,577,827 and $1,078,216 for the six months ended June 30, 2023 and 2022, respectively, which the Company expects to recognize over the remaining weighted-average term of 2.7 years.

At-the-Market Offering Program (“ATM” Program”)

On June 20, 2023, the Company entered into an At-the-Market Sales Agreement (the “Sales Agreement”) with BTIG, LLC, Compass Point Research & Trading, LLC and Oppenheimer & Co. Inc. (each a “Sales Agent” and together the “Sales Agents”) under which the Company may, from time to time, offer and sell shares of common stock, having an aggregate offering price of up to $75.0 million. Under the terms of the Sales Agreement, the Company has agreed to pay the Sales Agents a commission of up to 3.0% of the gross proceeds from each sale of common stock sold through the Sales Agents. Sales of common stock, if any, may be made in transactions that are deemed to be “at-the-market” offerings, as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended (the “Securities Act”).

During the quarter ended June 30, 2023, the Company sold an aggregate of 79,862 shares of the Company’s common stock under the Sales Agreement at an average price of $15.78 per share, generating net proceeds of approximately $1.2 million.

As of June 30, 2023, the shares of common stock sold pursuant to the registered direct offering in February 2023 and under the ATM Program are the only offerings that have been initiated under the Shelf Registration Statement.

10. EARNINGS PER SHARE

The following information sets forth the computations of basic earnings per common share for the three and six months ended June 30, 2023 and 2022, respectively:

	For the three months ended June 30,		For the six months ended June 30,
	2023	2022	2023	2022
Net income attributable to common stockholders	$8,643,378	$7,463,839	$19,335,727	$15,267,791
Divided by:
Basic weighted average shares of common stock outstanding	18,094,288	17,657,913	17,989,684	17,649,548
Diluted weighted average shares of common stock outstanding	18,273,512	17,752,413	18,117,919	17,745,234
Basic earnings per common share	$0.48	$0.42	$1.07	$0.87
Diluted earnings per common share	$0.47	$0.42	$1.07	$0.86

There were no anti-dilutive shares excluded from the computations of earnings per common share for the three and six months ended June 30, 2023 and 2022.

11. INCOME TAX

To qualify as a REIT, we must meet a number of organizational and operational requirements, including a requirement that we distribute annually to our stockholders at least 90% of our REIT taxable income prior to the deduction for dividends paid. To the extent that we distribute less than 100% of our REIT taxable income in any tax year (taking into account any distributions made in a subsequent tax year under Sections 857(b)(9) or 858 of the Code), we will pay tax at regular corporate rates on that undistributed portion. Furthermore, if we distribute less than the sum of 1) 85% of our ordinary income for the calendar year, 2) 95% of our capital gain net income for the calendar year, and 3) any undistributed shortfall from our prior calendar year (the “Required Distribution”) to our stockholders during any calendar year (including any distributions declared by the last day of the calendar year but paid in the subsequent year), then we are required to pay a non-deductible excise tax equal to 4% of any shortfall between the Required Distribution and the amount that was actually distributed. The 90% distribution requirement does not require the distribution of net capital gains. However, if we elect to retain any of our net capital gain for any tax year, we must notify our stockholders and pay tax at regular corporate rates on the retained net capital gain. Our stockholders must include their proportionate share of the retained net capital gain in their taxable income for the tax year, and they are deemed to have paid the REIT’s tax on their proportionate share of the retained capital gain. Furthermore, such retained capital gain may be subject to the nondeductible 4% excise tax. If it is determined that our estimated current year taxable income will be in excess of estimated dividend distributions (including capital gain dividend) for the current year from such income, we will accrue excise tax on estimated excess taxable income as such taxable income is earned. The annual expense is calculated in accordance with applicable tax regulations. Excise tax expense, if any, is included in the line item, income tax expense. For the six months ended June 30, 2023 and the year ended December 31, 2022, we did not incur excise tax expense. The income tax provision for the Company was $0 for the six months ended June 30, 2023 and the year ended December 31, 2022, respectively.

As of June 30, 2023 and December 31, 2022, the Company does not have any unrecognized tax benefits.

12. DIVIDENDS AND DISTRIBUTIONS

The following table summarizes the Company’s dividends declared during the six months ended June 30, 2023 and 2022.

	Record Date	Payment Date	Common Share Distribution Amount	Taxable Ordinary Income	Return of Capital	Section 199A Dividends
Regular cash dividend	3/31/2023	4/14/2023	$0.47	$0.47	$-	$0.47
Regular cash dividend	6/30/2023	7/14/2023	$0.47	0.47	-	0.47
Total cash dividend			$0.94	$0.94	$-	$0.94

	Record Date	Payment Date	Common Share Distribution Amount	Taxable Ordinary Income	Return of Capital	Section 199A Dividends
Regular cash dividend	3/31/2022	4/14/2022	$0.40	$0.40	$-	$0.40
Regular cash dividend	6/30/2022	7/15/2022	$0.47	$0.47	-	$0.47
Total cash dividend			$0.87	$0.87	$-	$0.87

13. SUBSEQUENT EVENTS

Investment Activity

Through August 9, 2023, the Company funded approximately $18.7 million of the $50.0 million commitment to the borrower of Loan #25.

Revolving Loan

During the period from July 1, 2023, through August 9, 2023, the Company borrowed $15.0 million on the Revolving Loan. As of August 9, 2023, outstanding borrowings and remaining availability on the Revolving Loan were $58.0 million and $42.0 million, respectively.

Payment of Dividend

On July 14, 2023, the Company paid its regular quarterly dividend of $0.47 per common share relating to the second quarter of 2023 to stockholders of record as of the close of business on June 30, 2023. The total amount of the cash dividend payment was approximately $8.5 million.

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

Overview

We are a commercial mortgage real estate investment trust. Our primary investment objective is to provide attractive, risk-adjusted returns for stockholders over time primarily through consistent current income dividends and other distributions and secondarily through capital appreciation. We intend to achieve this objective by originating, structuring and investing in first mortgage loans and alternative structured financings secured by commercial real estate properties. Our current portfolio is comprised primarily of senior loans to state-licensed operators in the cannabis industry, secured by real estate, equipment, receivables, licenses or other assets of the borrowers to the extent permitted by applicable laws and regulations governing such borrowers. We intend to grow the size of our portfolio by continuing the track record of our business and the business conducted by our Manager and its affiliates by making loans to leading operators and property owners in the cannabis industry. There is no assurance that we will achieve our investment objective.

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

Our loans are secured by real estate and, in addition, when lending to owner-operators in the cannabis industry, other collateral, such as equipment, receivables, licenses or other assets of the borrowers to the extent permitted by applicable laws and regulations. In addition, we seek to impose strict loan covenants and seek personal or corporate guarantees for additional protection. As of June 30, 2023 and December 31, 2022, 21.1% and 13.6%, respectively, of the principal of loans held in our portfolio are backed by personal or corporate guarantees. We aim to maintain a portfolio diversified across jurisdictions and across verticals, including cultivators, processors, dispensaries, as well as ancillary businesses. In addition, we may invest in borrowers that have equity securities that are publicly traded on the Canadian Stock Exchange (“CSE”) in Canada and/or over-the-counter in the United States.

As of June 30, 2023, our portfolio is comprised primarily of first mortgages to established multi-state or single-state cannabis operators or property owners. In addition, we own approximately $0.9 million, at fair value, of publicly-traded corporate bonds issued by a cannabis operator. We consider cannabis operators to be established if they are state-licensed and are deemed to be operational and in good standing by the applicable state regulator. We do not own any stock, warrants to purchase stock or other forms of equity in any of our portfolio companies that are involved in the cannabis industry, and we will not take stock, warrants or equity in such issuers until permitted by applicable laws and regulations, including U.S. federal laws and regulations.

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

We generate revenue primarily in the form of interest income on loans. As of June 30, 2023 and December 31, 2022, approximately 87.9% and 83.1%, respectively, of our portfolio was comprised of floating rate loans, and 12.1% and 16.9% of our portfolio was comprised of fixed rate loans, respectively. The floating rate loans described above are variable based upon the Prime Rate plus an applicable margin, and in many cases, a Prime Rate floor.

The Prime Rate during the six months ended June 30, 2023 and the year ended December 31, 2022 was as follows:

Effective Date	Rate(1)
May 4, 2023	8.25%
March 23, 2023	8.00%
February 2, 2023	7.75%
December 15, 2022	7.50%
November 3, 2022	7.00%
September 22, 2022	6.25%
July 28, 2022	5.50%
June 16, 2022	4.75%
May 5, 2022	4.00%
March 17, 2022	3.50%
March 15, 2020	3.25%

(1)	Rate obtained from the Wall Street Journal’s “Bonds, Rates & Yields” table.

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

Income Taxes

We are a Maryland corporation that elected to be taxed as a REIT under the Code, commencing with the taxable period ended December 31, 2021. We believe that we qualify as a REIT and that our method of operation will enable us to continue to qualify as a REIT. However, no assurances can be given that our beliefs or expectations will be fulfilled, since qualification as a REIT depends on us satisfying numerous asset, income and distribution tests which depends, in part, on our operating results.

To qualify as a REIT, we must meet a number of organizational and operational requirements, including a requirement that we distribute annually to our stockholders at least 90% of our REIT taxable income prior to the deduction for dividends paid. To the extent that we distribute less than 100% of our REIT taxable income in any tax year (taking into account any distributions made in a subsequent tax year under Sections 857(b)(9) or 858 of the Code), we will pay tax at regular corporate rates on that undistributed portion. Furthermore, if we distribute less than the sum of 1) 85% of our ordinary income for the calendar year, 2) 95% of our capital gain net income for the calendar year, and 3) any undistributed shortfall from our prior calendar year (the “Required Distribution”) to our stockholders during any calendar year (including any distributions declared by the last day of the calendar year but paid in the subsequent year), then we are required to pay a non-deductible excise tax equal to 4% of any shortfall between the Required Distribution and the amount that was actually distributed. The 90% distribution requirement does not require the distribution of net capital gains. However, if we elect to retain any of our net capital gain for any tax year, we must notify our stockholders and pay tax at regular corporate rates on the retained net capital gain. Our stockholders must include their proportionate share of the retained net capital gain in their taxable income for the tax year, and they are deemed to have paid the REIT’s tax on their proportionate share of the retained capital gain. Furthermore, such retained capital gain may be subject to the nondeductible 4% excise tax. If it is determined that our estimated current year taxable income will be in excess of estimated dividend distributions (including capital gain dividend) for the current year from such income, we will accrue excise tax on estimated excess taxable income as such taxable income is earned. The annual expense is calculated in accordance with applicable tax regulations. Excise tax expense, if any, is included in the line item, income tax expense. For the six months ended June 30, 2023 and the year ended December 31, 2022, we did not incur excise tax expense.

Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 740 - Income Taxes (“ASC 740”), prescribes a recognition threshold and measurement attribute for the consolidated financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. We have analyzed our various federal and state filing positions and believe that our income tax filing positions and deductions are documented and supported as of June 30, 2023. Based on our evaluation, there is no reserve for any uncertain income tax positions. Accrued interest and penalties, if any, are included within other liabilities in the consolidated balance sheets.

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

These factors could lower our net interest income or cause a net loss during periods of rising interest rates, which would harm our financial condition, cash flows and results of operations. As of June 30, 2023, all of our floating rate loans have interest rate floors, and one loan is subject to an interest rate cap (Note 3).

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

Market Conditions

We believe that favorable market conditions, including an imbalance in supply and demand of credit to cannabis operating companies, have provided attractive opportunities for non-bank lenders, such as us, to finance commercial real estate loans and other loans that exhibit strong fundamentals but also require more customized financing structures and loan products than regulated financial institutions can presently provide. Additionally, to the extent that additional states legalize cannabis, our addressable market will increase. We intend to continue to capitalize on these opportunities and growing the size of our portfolio.

Developments During the Second Quarter of 2023

Updates to Our Loan Portfolio during the Second Quarter of 2023

In May 2023, the Company entered into an amendment to Loan #4, which extended the make-whole period through maturity and re-priced the second tranche to the prime rate plus a spread of 11.75%. In connection with the amendment, the Company received a $0.01 million amendment fee and also agreed to, subject to certain terms and conditions, waive compliance with certain covenants for one fiscal quarter.

In June 2023, the Company entered into an amendment to Loan #7, which resulted in a pay down of $5.0 million, along with applicable make-whole fees under the credit facility. Among other things, the amendment decreased the PIK rate from 2.5% to 2.0% and deferred an upcoming principal payment until September 30, 2023.

In June 2023, the Company entered into an amendment to Loan #18, to cure certain non-monetary covenant breaches which resulted in a re-pricing of the cash interest rate to the Prime Rate plus 1.75%.

During May and June 2023, the Administrative Agent party to the Loan #9 credit agreement provided written notice, on behalf of the Lenders, that one or more Events of Default occurred relating to failure to make principal and interest payments due for the respective months, and for non-compliance with certain financial covenants and obligations pursuant to the agreement. On June 20, 2023, the Administrative Agent issued an acceleration notice resulting from these uncured Events of Default, requesting immediate payment of all amounts outstanding thereunder and notification that Administrative Agent intends to exercise rights and remedies with respect to the specified defaults in the event of further non-payment. As described in Note 3, Loan #9 has been placed on non-accrual status and the Company will cease further recognition of income until such Events of Default are cured or obligations are repaid.

Subsequent Updates to Our Loan Portfolio

During the period from July 1, 2023 to August 9, 2023, we received unscheduled principal repayments of $1.6 million.

During the period from July 1, 2023 to August 9, 2023, we funded approximately $18.7 million of the $50.0 million commitment to the borrower of Loan #25.

At-the-Market Offering Program (“ATM” Program”)

On June 20, 2023, the Company entered into an At-the-Market Sales Agreement (the “Sales Agreement”) with BTIG, LLC, Compass Point Research & Trading, LLC and Oppenheimer & Co. Inc. (each a “Sales Agent” and together the “Sales Agents”) under which the Company may, from time to time, offer and sell shares of common stock, having an aggregate offering price of up to $75.0 million. Under the terms of the Sales Agreement, the Company has agreed to pay the Sales Agents a commission of up to 3.0% of the gross proceeds from each sale of common stock sold through the Sales Agents. Sales of common stock, if any, may be made in transactions that are deemed to be “at-the-market” offerings, as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended (the “Securities Act”).

During the quarter ended June 30, 2023, the Company sold an aggregate of 79,862 shares of the Company’s common stock under the Sales Agreement at an average price of $15.78 per share, generating net proceeds of approximately $1.2 million.

Dividends Declared Per Share

During the three months ended June 30, 2023, we declared an ordinary cash dividend of $0.47 per share of our common stock, relating to the second quarter of 2023, which was paid on July 14, 2023 to stockholders of record as of the close of business on June 30, 2023. The total amount of the cash dividend payment was approximately $8.5 million.

The payment of this dividend is not indicative of our ability to pay such dividends in the future.

Results of Operations

Comparison of the three months ended June 30, 2023 and 2022

	For the three months ended June 30,		Variance
	2023	2022	Amount	%
Revenues
Interest income	$14,659,222	$11,850,028	$2,809,194	24%
Interest expense	(994,926)	(449,556)	(545,370)	121%
Net interest income	13,664,296	11,400,472	2,263,824	20%

Expenses
Management and incentive fees, net	1,799,667	1,247,561	552,106	44%
General and administrative expense	1,280,401	777,212	503,189	65%
Professional fees	537,894	743,670	(205,776)	(28)%
Stock based compensation	263,844	122,525	141,319	115%
Provision for current expected credit losses	1,139,112	1,045,665	93,447	9%
Total expenses	$5,020,918	$3,936,633	$1,084,285	28%

Net Income before income taxes	8,643,378	7,463,839	1,179,539	16%
Income tax expense		-
Net Income	$8,643,378	$7,463,839	$1,179,539	16%

●	Interest income increased by approximately $2.8 million, or 24%, during the quarter ended June 30, 2023, compared to the quarter ended June 30, 2022. The increase was driven primarily by an increase in the Prime Rate from 4.75% as of June 30, 2022, to 8.25% as of June 30, 2023, impacting approximately 87.9% of the Company’s loans, as of June 30, 2023, which bear a floating rate. Additionally, we recognized approximately $0.6 million of interest from prepayment fees on unscheduled principal repayments during the quarter ended June 30, 2023 as compared to $0 for the same period in 2022.

●	Net interest income increased approximately $2.3 million or 20% over the comparative period. The increase was attributable to the increase in interest income described above, and was offset by a corresponding increase in interest expense driven by the timing of borrowings and increase in the Prime Rate as noted above given the Revolving Loan bears interest at the Prime Rate plus an Applicable Margin. The outstanding balance on the Revolving Loan was $43,000,000 and $45,000,000, as of June 30, 2023 and 2022, respectively.

●	We incurred base management and incentive fees payable to our Manager of approximately $1.8 million for the three months ended June 30, 2023, as compared to approximately $1.3 million for the three months ended June 30, 2022. The increase was primarily attributable to greater assets under management, which was offset by fewer origination fee offsets in the three months ended June 30, 2023 of approximately $0.1 million, compared to approximately $0.4 million for the three months ended June 30, 2022, as well as an increase in weighted average equity as defined by the Management Agreement for the comparable period.

●	General and administrative expenses and professional fees increased by approximately $0.3 million for the three months ended June 30, 2023, as compared to the three months ended June 30, 2022. The increase was primarily due to an increase in overhead reimbursements for costs incurred by the Manager on behalf of the Company which were $1.2 million for the three months ended June 30, 2023 compared to $0.7 million for the three months ended June 30, 2022. These increases were partially offset by a decrease in professional fees of $0.2 million during the comparative period.

●	Provision for current expected credit losses increased $0.1 million in the three months ended June 30, 2023 as compared to the three months ended June 30, 2022, primarily due to declines in risk ratings (discussed below) from June 30, 2022 to June 30, 2023, which are due to both borrower specific credit changes, and quarterly re-evaluations of overall current macroeconomic conditions affecting our borrowers and the industry. As interest rates have risen over the year ended December 31, 2022 and the six months ended June 30, 2023, the ability of our borrowers to service their debt and fund operations has been reduced. The current expected credit loss reserve represents approximately 160 basis points of our aggregate loan commitments held at carrying value of approximately $329.2 million, as compared to approximately 35 basis points as of June 30, 2022, and was bifurcated between (i) the current expected credit loss reserve (contra-asset) related to outstanding balances on loans held at carrying value of approximately $5.1 million and (ii) a liability for unfunded commitments of $0.2 million. The liability is based on the unfunded portion of loan commitments over the full contractual period over which we are exposed to credit risk through a current obligation to extend credit. Management considered the likelihood that funding will occur, and if funded, the expected credit loss on the funded portion. We continuously evaluate the credit quality of each loan by assessing the risk factors of each loan.

Comparison of the six months ended June 30, 2023 and 2022

	For the six months ended June 30,		Variance
	2023	2022	Amount	%
Revenues
Interest income	$31,186,526	$21,683,081	$9,503,445	44%
Interest expense	(2,613,222)	(521,824)	(2,091,398)	401%
Net interest income	28,573,304	21,161,257	7,412,047	35%

Expenses
Management and incentive fees, net	3,937,672	1,919,066	2,018,606	105%
General and administrative expense	2,555,226	1,333,353	1,221,873	92%
Professional fees	1,107,269	1,300,574	(193,305)	(15)%
Stock based compensation	402,179	243,465	158,714	65%
Provision for current expected credit losses	1,235,231	1,097,008	138,223	13%
Total expenses	$9,237,577	$5,893,466	$3,344,111	57%

Net Income before income taxes	19,335,727	15,267,791	4,067,936	27%
Income tax expense		-
Net Income	$19,335,727	$15,267,791	$4,067,936	27%

●

Interest income increased by approximately $9.5 million, or 44%, during the six months ended June 30, 2023, compared to the six months ended June 30, 2022. The increase was driven primarily by an increase in the Prime Rate discussed above, impacting approximately 87.9% of the Company’s loans, which bear a floating rate as of June 30, 2023, compared to 59.8% as of June 30, 2022.

Additionally, we recognized approximately $1.7 million of interest from prepayment fees on unscheduled principal repayments during the six months ended June 30, 2023 as compared to $0 for the same period in 2022.

●	Interest expense increased approximately $2.1 million over the comparative period resulting from timing of borrowings and amounts outstanding under the Revolving Loan, but primarily due to the series of Prime Rate increases from 4.75% to 8.25% as of June 30, 2023. Additionally, the Company increased the availability under the Revolving Loan from $65.0 million as of June 30, 2022 to $100.0 million as of June 30, 2023, resulting in an increase to unused fee interest expense (25 basis points of amounts outstanding) during the comparative period.

●	We incurred base management and incentive fees payable to our Manager of approximately $3.9 million for the six months ended June 30, 2023, as compared to approximately $1.9 million for the six months ended June 30, 2022, an increase of approximately $2.0 million. The increase was primarily attributable to greater assets under management, which was offset by fewer origination fee offsets in the six months ended June 30, 2023 of approximately $0.1 million, compared to approximately $1.1 million for the six months ended June 30, 2022 as well as an increase in weighted average equity as defined by the Management Agreement for the comparable period.

●	General and administrative expenses and professional fees increased by approximately $1.0 million for the six months ended June 30, 2023, as compared to the six months ended June 30, 2022. The increase was primarily due to an increase in overhead reimbursements for costs incurred by the Manager of $2.4 million for the six months ended June 30, 2023 compared to $1.2 million for the same period in 2022, offset by a decrease in professional fees of $0.2 million.

●	Provision for current expected credit losses increased by $0.1 million in the six months ended June 30, 2023 as compared to the six months ended June 30, 2022, primarily due to changes in risk ratings from June 30, 2022 to June 30, 2023 and benchmark loss rates for commercial real estate loans resulting from macroenvironmental conditions. As interest rates have risen over the year ended December 31, 2022 and the six months ended June 30, 2023, the ability of borrowers to service their debt and fund operations becomes more constrained. The current expected credit loss reserve represents approximately 160 basis points of our aggregate loan commitments held at carrying value of approximately $329.2 million and was bifurcated between (i) the current expected credit loss reserve (contra-asset) related to outstanding balances on loans held at carrying value of approximately $5.1 million and (ii) a liability for unfunded commitments of $0.2 million. The liability is based on the unfunded portion of loan commitments over the full contractual period over which we are exposed to credit risk through a current obligation to extend credit. Management considered the likelihood that funding will occur, and if funded, the expected credit loss on the funded portion. We continuously evaluate the credit quality of each loan by assessing the risk factors of each loan.

Loan Portfolio

As of June 30, 2023 and December 31, 2022, our portfolio included 25 and 22 loans held for investment, of approximately $314.5 million and $339.3 million, respectively, prior to the reserve for current expected credit losses. The aggregate originated commitment under these loans was approximately $329.2 million and $351.4 million and outstanding principal was approximately $318.0 million and $343.0 million as of June 30, 2023 and December 31, 2022, respectively. As of June 30, 2023 and December 31, 2022, our loan portfolio had a weighted-average yield-to-maturity internal rate of return (“YTM IRR”) of 19.2% and 19.7%, respectively, and was substantially secured by real estate and, with respect to certain of our loans, substantially all assets of the borrowers and certain of their subsidiaries, including equipment, receivables, and licenses. YTM IRR is calculated using various inputs, including (i) cash and paid-in-kind (“PIK”) interest, which is capitalized and added to the outstanding principal balance of the applicable loan, (ii) original issue discount (“OID”), (iii) amortization, (iv) unused fees, and (v) exit fees. Certain of our loans have extension fees, which are not included in our YTM IRR calculations, but may increase YTM IRR if such extension options are exercised by borrowers.

As of June 30, 2023 and December 31, 2022, approximately 87.9% and 83.1%, respectively, of our portfolio was comprised of floating rate loans that pay interest at the Prime Rate plus an applicable margin and were subject to a Prime Rate floor. The Prime Rate was 3.25% for the period from January 1, 2022 through March 16, 2022, increased to 3.50% effective March 17, 2022, increased to 4.00% effective May 5, 2022, increased to 4.75% effective June 16, 2022, increased to 5.50% effective July 28, 2022, increased to 6.25% effective September 22, 2022, increased to 7.00% effective November 3, 2022, increased to 7.50% effective December 15, 2022, increased to 7.75% effective February 2, 2023, increased to 8.00% effective March 23, 2023 and increased again to 8.25% effective May 4, 2023. The below summarizes our portfolio as of June 30, 2023:

		Initial				Original Issue		Percent of Our
Loan	Location(s)	Funding Date (1)	Maturity Date (2)	Total Commitment (3)	Principal Balance	Discount	Carrying Value	Loan Portfolio	Future Fundings	Interest Rate (4)	Periodic Payment (5)	YTM IRR (6)
1	Various	10/27/2022	10/30/2026	$30,000,000	$30,000,000	$(748,770)	$29,251,230	9.3%	-	P+6.50% Cash, 0% PIK (10)	I/O	17.0%
2	Michigan	3/5/2021	12/31/2024	35,891,667	38,001,475	(121,831)	37,879,644	12.0%	-	P+6.65% Cash, 4.25% PIK (7)(15)	P&I	18.0%
3(17)	Various	3/25/2021	11/29/2024	20,105,628	20,392,227	(438,589)	19,953,638	6.3%	-	P+10.375% Cash, 2.75% PIK (7)	P&I	23.2%
4(16)	Arizona	4/19/2021	12/31/2023	14,120,000	13,970,276	-	13,970,276	4.4%	-	P+11.75% Cash (9)	I/O	17.5%
5	Massachusetts	4/19/2021	4/30/2025	3,500,000	3,296,000	-	3,296,000	1.0%	204,000	P+12.25% Cash (7)	P&I	22.4%
6	Michigan	8/20/2021	2/20/2024	6,000,000	4,264,421	(2,464)	4,261,957	1.4%	1,500,000	P+9.00% Cash (7)	P&I	20.7%
7	Illinois, Arizona	8/24/2021	6/30/2025	25,000,000	20,807,799	(171,792)	20,636,007	6.6%	-	P+6.00% Cash, 2% PIK (11)	P&I	18.5%
8	West Virginia	9/1/2021	9/1/2024	9,500,000	11,030,188	(74,371)	10,955,817	3.5%	-	P+9.25% Cash, 2% PIK (7)	P&I	26.0%
9(19)	Pennsylvania	9/3/2021	6/30/2024	15,000,000	16,155,903	-	16,155,903	5.1%	-	P+10.75% Cash, 3% PIK (7)	P&I	19.2%
10	Michigan	9/20/2021	9/30/2024	470,411	196,005	-	196,005	0.1%	-	11% Cash	P&I	21.4%
11	Maryland	9/30/2021	9/30/2024	32,000,000	32,975,433	(447,955)	32,527,478	10.3%	-	P+8.75% Cash, 2% PIK (7)	I/O	21.8%
12	Various	11/8/2021	10/31/2024	13,574,667	12,628,000	(90,634)	12,537,366	4.0%	-	P+9.25% Cash (12)	P&I	19.5%
13	Michigan	11/22/2021	11/1/2024	13,100,000	13,111,841	(91,308)	13,020,533	4.1%	-	P+6.00% Cash, 1.5% PIK (11)	I/O	18.7%
14	Various	12/27/2021	12/27/2026	5,000,000	5,125,000	-	5,125,000	1.6%	-	P+12.25% Cash, 2.5% PIK (8)	P&I	23.5%
15	Michigan	12/29/2021	12/29/2023	6,000,000	3,884,077	(22,438)	3,861,639	1.2%	2,400,000	P+17.5% Cash, 5% PIK (9)	I/O	27.0%
16	Florida	12/30/2021	12/31/2024	13,000,000	6,825,000	(37,603)	6,787,397	2.2%	5,500,000	P+9.25% Cash (7)	I/O	22.7%
17	Florida	1/18/2022	1/31/2025	15,000,000	15,000,000	(200,009)	14,799,991	4.7%	-	P+4.75% Cash (10)	P&I	14.2%
18	Ohio	2/3/2022	2/28/2025	11,662,050	12,837,973	(132,125)	12,705,848	4.0%	-	P+1.75% Cash, 3% PIK (11)	P&I	19.8%
19	Florida	3/11/2022	8/29/2025	20,000,000	20,794,861	(62,431)	20,732,430	6.6%	-	11% Cash, 3% PIK	P&I	15.5%
20	Missouri	5/9/2022	5/30/2025	17,000,000	17,513,744	(106,535)	17,407,209	5.5%	-	11% Cash, 3% PIK	P&I	14.7%
21	Illinois	7/1/2022	6/30/2026	9,000,000	5,153,793	(67,999)	5,085,794	1.6%	4,000,000	P+8.50% Cash, 3% PIK	P&I	26.6%
22	Maryland	1/24/2023	1/24/2026	11,250,000	11,093,727	(578,307)	10,515,420	3.3%	-	P+5.75% Cash, 1.4% PIK (10)	P&I	20.1%
23	Arizona	3/27/2023	3/31/2026	2,000,000	1,980,000	(45,682)	1,934,318	0.6%	-	P+7.50% Cash, 0% PIK (13)	P&I	18.6%
24	Oregon	3/31/2023	9/27/2026	1,000,000	940,000	-	940,000	0.3%	-	P+10.50% Cash, 0% PIK (9)	P&I	21.5%
25(18)	New York	-	-	-	-	-	-	0.0%	-	15% Cash	P&I	16.3%

Current expected credit loss reserve				-	-	-	(5,121,577)
Total loans held at carrying value				329,174,423	317,977,743	(3,440,843)	309,415,323	100.0%	13,604,000		Wtd Average	19.2%

(1)	All loans originated prior to April 1, 2021 were purchased from affiliated entities at fair value plus accrued interest on or subsequent to April 1, 2021.

(2)	Certain loans are subject to contractual extension options and may be subject to performance based on other conditions as stipulated in the loan agreement. Actual maturities may differ from contractual maturities stated herein as certain borrowers may have the right to prepay with or without a contractual prepayment penalty. The Company may also extend contractual maturities and amend other terms of the loans in connection with loan modifications.
(3)	Total Commitment excludes future amounts to be advanced at sole discretion of the lender and reflects receipt of scheduled amortization payments as of June 30, 2023.
(4)	“P” = prime rate and depicts floating rate loans that pay interest at the prime rate plus a specific percentage; “PIK” = paid-in-kind interest; subtotal represents weighted average interest rate.
(5)	P&I = principal and interest. I/O = interest only. P&I loans may include interest only periods for a portion of the loan term.
(6)	Estimated YTM includes a variety of fees and features that affect the total yield, which may include, but is not limited to, OID, exit fees, prepayment fees, unused fees and contingent features. OID is recognized as a discount to the funded loan principal and is accreted to income over the term of the loan. The estimated YTM calculations require management to make estimates and assumptions, including, but not limited to, the timing and amounts of loan draws on delayed draw loans, the timing and collectability of exit fees, the probability and timing of prepayments and the probability of contingent features occurring. For example, certain credit agreements contain provisions pursuant to which certain PIK interest rates and fees earned by us under such credit agreements will decrease upon the satisfaction of certain specified criteria which we believe may improve the risk profile of the applicable borrower. To be conservative, we have not assumed any prepayment penalties or early payoffs in our estimated YTM calculation. Estimated YTM is based on current management estimates and assumptions, which may change. Actual results could differ from those estimates and assumptions.
(7)	This Loan is subject to a prime rate floor of 3.25%
(8)	This Loan is subject to a prime rate floor of 4.75%
(9)	This Loan is subject to a prime rate floor of 5.50%
(10)	This Loan is subject to a prime rate floor of 6.25%
(11)	This Loan is subject to a prime rate floor of 7.00%
(12)	This Loan is subject to a prime rate floor of 7.50%
(13)	This Loan is subject to a prime rate floor of 8.00%
(14)	This Loan is subject to a prime rate floor of 8.25%
(15)	This Loan is subject to a prime rate cap of 5.85%
(16)	The aggregate loan commitment to the borrower of Loan #4 includes a $10.9 million initial commitment advanced in April 2021, and a second loan commitment of $2.0 million which was advanced in December 2021.The weighted average yield presented reflects the weighted average of the terms under both advances for the total aggregate loan commitment.
(17)	The aggregate loan commitment to Loan #3 includes a $15.9 million initial commitment which has a base interest rate of 13.625%, 2.75% PIK and a second commitment of $4.2 million which has an interest rate of 15.00%, 2.00% PIK. The statistics presented reflect the weighted average of the terms under all advances for the total aggregate loan commitment.
(18)

The Company has an aggregate commitment of $50.0 million to the borrower of Loan #25. The funding of such commitment is subject to certain conditions precedent being met for which the Company, as lender, may exercise its sole discretion in determining if and when such proceeds are advanced. Accordingly, this commitment is not included in total contractual commitments as of June 30, 2023. During the period from July 1, 2023 through August 9, 2023, the Company advanced $18.7 million of the Loan #25 commitment.

(19)	As of May 1, 2023, Loan #9 has been placed on non-accrual status.

The following tables summarize our loans held for investment as of June 30, 2023 and December 31, 2022:

	As of June 30, 2023
	Outstanding Principal (1)	Original Issue Discount	Carrying Value (1)	Weighted Average Remaining Life (Years) (2)
Senior Term Loans	$317,977,743	$(3,440,843)	$314,536,900	1.8
Current expected credit loss reserve	-	-	(5,121,577)
Total loans held at carrying value, net	$317,977,743	$(3,440,843)	$309,415,323

	As of December 31, 2022
	Outstanding Principal (1)	Original Issue Discount	Carrying Value (1)	Weighted Average Remaining Life (Years) (2)
Senior Term Loans	$343,029,334	$(3,755,796)	$339,273,538	2.2
Current expected credit loss reserve	-	-	(3,940,939)
Total loans held at carrying value, net	$343,029,334	$(3,755,796)	$335,332,599

(1)	The difference between the Carrying Value and the Outstanding Principal amount of the loans consists of unaccreted original issue discount, deferred loan fees and other upfront fees. Outstanding principal balance includes capitalized PIK interest, if applicable.

(2)	Weighted average remaining life is calculated based on the carrying value of the loans as of June 30, 2023 and December 31, 2022, respectively.

The following tables present changes in loans held for investment at carrying value as of and for the six months ended June 30, 2023 and 2022:

	Principal (1)	Original Issue Discount	Current Expected Credit Loss Reserve	Carrying Value (1)
Balance at December 31, 2022	$343,029,334	$(3,755,796)	$(3,940,939)	$335,332,599
New fundings	35,910,000	(1,118,340)	-	34,791,660
Principal repayment of loans	(51,907,313)	-	-	(51,907,313)
Accretion of original issue discount	-	1,433,293	-	1,433,293
Sale of loan (2)	(13,399,712)	-	-	(13,399,712)
PIK Interest	4,345,434	-	-	4,345,434
Current expected credit loss reserve	-	-	(1,180,638)	(1,180,638)
Balance at June 30, 2023	$317,977,743	$(3,440,843)	$(5,121,577)	$309,415,323

(1)	The difference between the Carrying Value and the Outstanding Principal amount of the loans consists of unaccreted original issue discount, deferred loan fees and other upfront fees. Outstanding principal balance includes capitalized PIK interest, if applicable.

(2)	One loan was reclassified as held for sale from loans held for investment as the decision was made to sell the loan during the six months ended June 30, 2023 to a syndicate of co-lenders which includes a third party and two affiliates under common control with our Manager. The sale was executed on March 31, 2023.

	Principal (1)	Original Issue Discount	Current Expected Credit Loss Reserve	Carrying Value
Balance at December 31, 2021	$200,632,056	$(3,647,490)	$(134,542)	$196,850,024
New fundings	137,944,312	(1,835,592)	-	136,108,720
Principal repayment of loans	(6,654,703)	-	-	(6,654,703)
Accretion of original issue discount	-	1,362,776	-	1,362,776
PIK Interest	2,400,627	-	-	2,400,627
Current expected credit loss reserve	-	-	(1,068,882)	(1,068,882)
Balance at June 30, 2022	$334,322,292	$(4,120,306)	$(1,203,424)	$328,998,562

(1)	The difference between the Carrying Value and the Outstanding Principal amount of the loans consists of unaccreted original issue discount, deferred loan fees and loan origination costs. Outstanding principal balance includes capitalized PIK interest, if applicable.

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

Non-GAAP Measures and Key Financial Measures and Indicators

As a commercial mortgage real estate investment trust, we believe the key financial measures and indicators for our business are Distributable Earnings, Adjusted Distributable Earnings, book value per share, and dividends declared per share.

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

The following table provides a reconciliation of GAAP net income to Distributable Earnings and Adjusted Distributable Earnings (in thousands, except per share data):

	For the three months ended	For the three months ended	For the six months ended	For the six months ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Net Income	$8,643,378	$7,463,839	$19,335,727	$15,267,791
Adjustments to net income
Non-cash equity compensation expense	263,844	122,525	402,179	243,465
Depreciation and amortization	91,798	168,826	259,102	241,095
Provision for current expected credit losses	1,139,112	1,045,665	1,235,231	1,097,008
Distributable Earnings	10,138,132	8,800,855	21,232,239	16,849,359
Adjustments to Distributable Earnings	-	-	-	-
Adjusted Distributable Earnings	10,138,132	8,880,855	21,232,239	16,849,359
Basic weighted average shares of common stock outstanding (in shares)	18,094,288	17,657,913	17,989,684	17,649,548
Adjusted Distributable Basic Earnings per Weighted Average Share	$0.56	$0.50	$1.18	$0.95
Diluted weighted average shares of common stock outstanding (in shares)	$18,273,512	17,752,413	18,117,919	17,745,234
Adjusted Distributable Diluted Earnings per Weighted Average Share	$0.55	$0.50	$1.17	$0.95

Book Value Per Share

The book value per share of our common stock as of June 30, 2023 and December 31, 2022 was approximately $15.06 and $14.86, respectively.

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

As of June 30, 2023 and December 31, 2022, all of our cash was unrestricted and totaled approximately $18.0 million and $5.7 million, respectively. We believe that our cash on hand, capacity available under our Revolving Loan, and cash flows from operations for the next twelve months will be sufficient to satisfy the operating requirements of our business through at least the next twelve months. The sources of financing for our target investments are described below.

Credit Facility

As of June 30, 2023 and December 31, 2022, unamortized debt issuance costs related to the Revolving Loan, including all amendments and amendments and restatements thereto, as applicable, of $662,938 and $805,596, respectively, are recorded in other receivables and assets, net on the consolidated balance sheets.

As of and for the six months ended June 30, 2023, the Company had net repayments of $15.0 million against the Revolving Loan. As of June 30, 2023, the Company had $57.0 million available and $43.0 million outstanding under the Revolving Loan (Note 6).

Capital Markets

We may seek to raise further equity capital and issue debt securities in order to fund our future investments in loans. Our Shelf Registration Statement became effective on January 19, 2023, allowing us to sell, from time to time in one or more offerings, up to $500 million of our securities, including common stock, preferred stock, debt securities, warrants and rights (including as part of a unit) to purchase shares of our common stock, preferred stock, or debt securities. The specifics of any future offerings, along with the use of proceeds of any securities offered, will be described in detail in a prospectus supplement, or other offering materials, at the time of any offering. We may also access liquidity through our ATM Program, which was established in June 2023, pursuant to which we may sell, from time to time, up to $75.0 million of our common stock.

Cash Flows

The following table sets forth changes in cash and cash equivalents for the six months ended June 30, 2023 and 2022, respectively:

	For the six months ended June 30, 2023	For the six months ended June 30, 2022

Net income	$19,335,727	$15,267,791
Adjustments to reconcile net income to net cash provided by operating activities and changes in operating assets and liabilities	(7,422,955)	(7,893,109)
Net cash provided by operating activities	11,912,772	7,374,682
Net cash provided by/(used in) investing activities	30,515,365	(118,729,079)
Net cash (used in)/provided by financing activities	(30,123,276)	37,728,967
Net increase (decrease) in cash and cash equivalents	$12,304,861	$(73,625,430)

Net Cash Provided by Operating Activities

For the six months ended June 30, 2023 and 2022, we reported “Net cash provided by operating activities” of approximately $11.9 million and $7.4 million, respectively. Net cash flows provided by operating activities increased $4.5 million, primarily attributable to an increase in net income over the comparable period of $4.1 million, and a change in the interest reserve for applied interest payments of $4.6 million. These changes were offset by an increase in provision for current expected credit losses of approximately $0.1 million, an increase in PIK interest of approximately $1.9 million, an increase in interest receivable of approximately $1.0 million, an increase in related party receivable of approximately $0.2 million, an increase in related party payables of approximately $0.2 million, a decrease in management and incentive fees payable of approximately $1.5 million, an increase in accounts payable and other accrued expenses of approximately $0.4 million, and an increase in stock based compensation of approximately $0.2 million, and $0.9 million relating to the purchase of debt securities, at fair value.

Net Cash Provided by/(Used in) Investing Activities

For the six months ended June 30, 2023 and 2022, we reported “Net cash provided by/(used in) investing activities” of approximately $30.5 million and ($118.7) million, respectively.

For the six months ended June 30, 2023, cash outflows primarily related to $34.8 million used for the origination and funding of loans held for investment, partially offset by $13.4 million received from the sales of loans and $51.9 million of cash received from the principal repayment of loans held for investment.

For the six months ended June 30, 2022, cash outflows primarily related to $125.4 million used for the origination and funding of loans held for investment, partially offset by $6.7 million of cash received from the principal repayment of loans held for investment.

Net Cash (Used in)/Provided by Financing Activities

For the six months ended June 30, 2023 and 2022, we reported “Net cash (used in)/provided by financing activities” of approximately $(30.1) million and $37.7 million, respectively.

For the six months ended June 30, 2023, cash inflows of approximately $7.2 million related to proceeds received from sales of our common stock through the registered direct offering and ATM offering of $6.0 million and $1.2 million, respectively. Additionally, we had cash inflows related to draw downs on our Revolving Loan of $34.0 million, which were offset by approximately $49.0 million in repayments on our Revolving Loan, $22.0 million in dividends paid, approximately $0.1 million in debt issuance costs paid, and approximately $0.3 million in offering costs paid associated with the registered direct offering and ATM offering.

For the six months ended June 30, 2022, cash inflows primarily related to approximately $4.5 million received from the underwriters’ partial exercise of their over-allotment option and $45.0 million related to draw downs on our Revolving Loan, offset by approximately $11.6 million in dividends paid, and approximately $0.2 million in debt issuance costs and offering costs paid in connection with our Revolving Loan and initial public offering.

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

The following table summarizes the Company’s dividends declared during the six months ended June 30, 2023 and 2022, respectively.

	Record Date	Payment Date	Common Share Distribution Amount	Taxable Ordinary Income	Return of Capital		Section 199A Dividends
Regular cash dividend	3/31/2023	4/14/2023	$0.47	$0.47		$-	$0.47
Regular cash dividend	6/30/2023	7/14/2023	$0.47	$0.47	$		$0.47
Total cash dividend			$0.94	$0.94		$-	$0.94

	Record Date	Payment Date	Common Share Distribution Amount	Taxable Ordinary Income	Return of Capital	Section 199A Dividends
Regular cash dividend	3/31/2022	4/14/2022	$0.40	$0.40	$-	$0.40
Regular cash dividend	6/30/2022	7/15/2022	$0.47	$0.47	$-	$0.47
Total cash dividend			$0.87	$0.87	$-	$0.87

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

ASC 326 requires an entity to consider historical loss experience, current conditions, and a reasonable and supportable forecast of the macroeconomic environment. We consider multiple datapoints and methodologies that may include likelihood of default and expected loss given default for each individual loans, valuations derived from discounted cash flows (“DCF”), and other inputs including the risk rating of the loan, how recently the loan was originated compared to the measurement date, and expected prepayment, if applicable. The measurement of expected credit losses under CECL is applicable to financial assets measured at amortized cost, and off-balance sheet credit exposures such as unfunded loan commitments.

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

The risk ratings are primarily based on historical data and current conditions specific to each portfolio company, as well as consideration of future economic conditions and each borrower’s estimated ability to meet debt service requirements. The risk ratings shown in the following table as of June 30, 2023 and December 31, 2022 consider borrower specific credit history and performance and quarterly re-evaluation of overall current macroeconomic conditions affecting the borrowers. As interest rates have increased due to rising rates from the Federal Reserve Board, it has impacted borrowers’ ability to service their debt obligations on a global scale. This decline in risk ratings had an effect on the level of the current expected credit loss reserve though, other than the one loan placed on non-accrual status, the loans continued to perform as expected. For approximately 74% of the portfolio, the fair value of the underlying real estate collateral exceeded the amounts outstanding under the loans as of June 30, 2023. The remaining approximately 26% of the portfolio, while not fully collateralized by real estate, may be partially collateralized by real estate and was secured by other forms of collateral including equipment, receivables, licenses and/or other assets of the borrowers to the extent permitted by applicable laws and regulations governing such borrowers.

s

As of June 30, 2023 and December 31, 2022, the carrying value, excluding the CECL Reserve, of the Company’s loans within each risk rating by year of origination is as follows:

	As of June 30, 2023						As of December 31, 2022
Risk Rating	2023	2022	2021	2020	2019	Total	2022	2021	2020	2019	Total
1	$10,515,420	$30,113,057	$196,005	$-	$-	$40,824,482	$-	$274,406	$-	$-	$274,406
2	2,874,319	102,663,294	66,147,544	-	-	171,385,157	94,467,449	88,444,868	29,140,546	-	212,052,863
3	-	5,085,794	55,859,471	-	-	60,945,265	30,415,113	83,131,444	-	-	113,546,557
4	-	-	41,081,996	-	-	41,081,996	-	13,399,712	-	-	13,399,712
5	-	-	-	-	-	-	-	-	-	-	-
Total	$13,389,739	$137,862,145	$163,285,016	$-	$-	$314,536,900	$124,882,562	$185,250,430	$29,140,546	$-	$339,273,538

(1)	Amounts are presented by loan origination year with subsequent advances shown in the original year of origination.

Accounting Policies and Estimates

As of June 30, 2023, there were no significant changes in the application of our accounting policies or estimates from those presented in our annual report on Form 10-K. Refer to Note 2 to our consolidated financial statements for the six months ended June 30, 2023, titled “Significant Accounting Policies” for information on recent accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks in the ordinary course of our business. These risks primarily relate to fluctuations in interest rates. Our loans are typically valued using a yield analysis, which is typically performed for performing loans to borrowers. Changes in market yields may change the fair value of certain of our loans. Generally, an increase in market yields may result in a decrease in the fair value of certain of our loans, however this is mitigated to the extent our loans bear interest at a floating rate. As of June 30, 2023, we had 21 floating-rate loans, representing approximately 87.9% of our loan portfolio based on aggregate outstanding principal balances, subject to a Prime Rate floor. We estimate that a hypothetical 100 basis points increase in the Prime Rate would result in an increase in annual cash interest income, excluding the effects of PIK interest, of approximately $2.8 million and a 100 basis points decrease in the Prime Rate would result in a decrease in annual interest income of approximately $(2.8) million. Our loans generally have a Prime Rate floor established at the prevailing Prime Rate at the time of origination. Refer to Note 3 for Prime Rate floor by loan.

In addition, our Revolving Loan is exposed to similar market risks. Changes in market rates may change the fair value of our Revolving Loan as our loan bears interest at the greater of (1) the Prime Rate plus the applicable margin and (2) 3.25%. As of June 30, 2023, we had an outstanding balance of $43.0 million under the Revolving Loan. Based on our outstanding balance as of June 30, 2023, we estimate that a hypothetical 100 basis points increase in the Prime Rate would result in an increase in annual cash interest expense, excluding unused fees, of approximately $0.4 million and a 100 basis points decrease in the Prime Rate would result in a decrease in annual interest expense of approximately $0.4 million.

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

While we believe the principal amounts of our loans are generally adequately protected by underlying collateral value, there is a risk that we will not realize the entire principal value of certain loans, particularly those not fully collateralized by real estate. In order to mitigate that risk, our loans are generally collateralized by other assets, such as equipment, receivables, licenses or other assets of the borrowers to the extent permitted by applicable laws and regulations. In addition, we seek to impose strict loan covenants and seek personal or corporate guarantees for additional protection. As of June 30, 2023, 74% of our portfolio is fully secured by real estate and 26% has limited or no real estate collateral. Our portfolio on average had real estate collateral coverage of 1.5x as of June 30, 2023, and all of our loans are secured by equity pledges of the borrower and all asset liens. As of June 30, 2022, 94% of our portfolio was fully secured by real estate and 6% had limited or no real estate collateral. Our portfolio on average had real estate collateral coverage of 1.9x as of June 30, 2022 and all of our loans were secured by equity pledges of the borrower and all asset liens.

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

Our loan portfolio as of June 30, 2023 and December 31, 2022, was concentrated with the top three borrowers representing approximately 31.8% and 29.4% of principal outstanding and approximately 29.7% and 27.9% of the total commitments, respectively. As of and for the six months ended June 30, 2023 and 2022, the top three borrowers represented approximately 30.3% and 27.8% of the total interest income, respectively. The largest loan represented approximately 12.0% and 10.9% of principal outstanding and approximately 10.9% and 10.2% of the total commitments as of June 30, 2023 and December 31, 2022, respectively.

As of June 30, 2023 and December 31, 2022, our borrowers have operations in the jurisdiction noted within the table below:

As of June 30, 2023

Jurisdiction	Outstanding Principal	Percentage of Loan Portfolio
Maryland	64,401,652	20%
Michigan	59,457,819	19%
Florida	51,123,606	16%
Illinois	24,579,796	8%
Arizona	23,458,375	7%
Pennsylvania	21,694,815	7%
Ohio	18,328,322	6%
Missouri	17,513,744	6%
West Virginia	15,339,126	5%
Massachusetts	15,083,830	5%
Nevada	6,056,659	2%
Oregon	940,000	0%

	317,977,743	100%

As of December 31, 2022

Jurisdiction	Outstanding Principal	Percentage of Loan Portfolio
Maryland	53,394,180	16%
Michigan	58,823,506	17%
Florida	51,421,128	15%
Illinois	30,302,490	9%
Arizona	19,266,104	6%
Pennsylvania	34,606,585	10%
Ohio	45,116,990	13%
Missouri	17,337,220	5%
West Virginia	11,640,004	3%
Massachusetts	15,031,751	4%
Nevada	6,089,376	2%
Oregon	-	0%

	343,029,334	0%

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

In connection with the preparation of this quarterly report on Form 10-Q, our management, including the CEO and Interim CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2023. Based on that evaluation, our CEO and Interim CFO have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2023 to ensure that (a) information required to be disclosed in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the forms and rules of the SEC and (b) such information is accumulated and communicated to management, including the CEO and Interim CFO, to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2023 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

During the six months ended June 30, 2023, inflation in the United States has remained at an elevated level and is currently expected to continue at an elevated level in the near-term. Rising inflation could have an adverse impact on any variable rate debt we may incur in the future, and our general and administrative expenses, as these costs could increase at a rate higher than our interest income and other revenue. The Federal Reserve has raised interest rates multiple times since March 2022 to combat inflation and restore price stability and rates may continue to rise throughout 2023. To the extent our borrowing costs increase faster than the interest income earned from our floating-rate loans, such increases may adversely affect our cash flows.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None of the Company’s officers or directors have adopted, modified or terminated trading plans under either a Rule 10b5-1 or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933) for the three months ended June 30, 2023.

Item 6. Exhibits

Exhibit No.	Description of Exhibits
10.8***	Fourth Amended and Restated Loan and Security Agreement, dated as of June 30, 2023, among Chicago Atlantic Lincoln, LLC, Chicago Atlantic Real Estate Finance, Inc., the other Persons from time to time party thereto, as borrowers; and the financial institutions party thereto, as Lenders.
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Interim Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Interim Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Furnished herewith
**	In accordance with Item 601(b)(10) of Regulation S-K, certain provisions or terms of the Agreement have been redacted. The Company will provide an unredacted copy of the exhibit on a supplemental basis to the SEC or its staff upon request.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHICAGO ATLANTIC REAL ESTATE FINANCE, INC.

Dated: August 9, 2023	By:	/s/ Anthony Cappell
Anthony Cappell
Chief Executive Officer
(Principal Executive Officer)

Dated: August 9, 2023	By:	/s/ Phillip Silverman
Phillip Silverman
Interim Chief Financial Officer
(Principal Financial and Accounting Officer)