Form 10-Q
period 2023-09-30
Chicago Atlantic Real Estate Finance, Inc.
filed 2023-11-08
CIK 1867949

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 3, 2023
Common stock, $0.01 par value	18,182,241

CHICAGO ATLANTIC REAL ESTATE FINANCE, INC.

TABLE OF CONTENTS

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CHICAGO ATLANTIC REAL ESTATE FINANCE, INC.

CONSOLIDATED BALANCE SHEETS

	September 30, 2023	December 31, 2022
	(unaudited)
Assets
Loans held for investment	$322,513,760	$339,273,538
Loan held for investment - related party (Note 7)	16,278,729	-
Loans held for investment, at carrying value	338,792,489	339,273,538
Current expected credit loss reserve	(5,112,195)	(3,940,939)
Loans held for investment at carrying value, net	333,680,294	335,332,599
Cash and cash equivalents	8,702,157	5,715,827
Debt securities, at fair value	3,469,340	-
Interest receivable	2,226,902	1,204,412
Other receivables and assets, net	946,077	1,018,212
Related party receivables	3,284,900	-
Total Assets	$352,309,670	$343,271,050

Liabilities
Revolving loan	$63,000,000	$58,000,000
Dividend payable	8,568,252	13,618,591
Management and incentive fees payable	1,601,387	3,295,600
Related party payables	1,668,783	1,397,515
Accounts payable and other liabilities	1,187,591	1,058,128
Interest reserve	498,264	1,868,193
Total Liabilities	76,524,277	79,238,027
Commitments and contingencies (Note 8)

Stockholders’ equity
Common stock, par value $0.01 per share, 100,000,000 shares authorized and 18,182,241 and 17,766,936 shares issued and outstanding, respectively	181,823	176,859
Additional paid-in-capital	276,946,111	268,995,848
Accumulated earnings (deficit)	(1,342,541)	(5,139,684)
Total stockholders’ equity	275,785,393	264,033,023

Total liabilities and stockholders’ equity	$352,309,670	$343,271,050

The accompanying notes are an integral part of these consolidated financial statements.

CHICAGO ATLANTIC REAL ESTATE FINANCE, INC.

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	For the three months ended	For the three months ended	For the nine months ended	For the nine months ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Revenues
Interest income	$15,183,450	$13,795,097	$46,369,976	$35,478,178
Interest expense	(1,449,143)	(861,348)	(4,062,365)	(1,383,172)
Net interest income	13,734,307	12,933,749	42,307,611	34,095,006

Expenses
Management and incentive fees, net	1,601,387	1,347,421	5,539,059	3,266,487
General and administrative expense	1,251,307	1,076,798	3,833,733	2,410,151
Professional fees	491,107	348,785	1,598,376	1,649,360
Stock based compensation	540,426	84,891	942,605	328,356
(Reversal)/provision for current expected credit losses	(41,351)	306,885	1,193,880	1,403,892
Total expenses	3,842,876	3,164,780	13,107,653	9,058,246
Change in unrealized gain on debt securities, at fair value	85,567	-	112,767	-
Net Income before income taxes	9,976,998	9,768,969	29,312,725	25,036,760
Income tax expense	-	-	-	-
Net Income	$9,976,998	$9,768,969	$29,312,725	$25,036,760

Earnings per common share:
Basic earnings per common share	$0.55	$0.55	$1.62	$1.42
Diluted earnings per common share	$0.54	$0.55	$1.60	$1.41

Weighted average number of common shares outstanding:
Basic weighted average shares of common stock outstanding	18,175,467	17,657,913	18,052,293	17,652,367
Diluted weighted average shares of common stock outstanding	18,562,930	17,752,290	18,269,171	17,747,612

The accompanying notes are an integral part of these consolidated financial statements.

CHICAGO ATLANTIC REAL ESTATE FINANCE, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(UNAUDITED)

Three months ended September 30, 2023

	Common Stock		Additional Paid-In-	Accumulated Earnings	Total Stockholders’
	Shares	Amount	Capital	(Deficit)	Equity
Balance at July 1, 2023	18,175,393	181,754	276,405,754	(2,897,634)	273,689,874
Issuance of common stock, net of offering costs	-	-	-	-	-
Issuance of common stock in connection with private placement, net of offering costs, underwriting discounts and commissions	-	-	-	-	-
Stock-based compensation	6,848	69	540,357	-	540,426
Dividends declared on common shares ($.47 per share)	-	-	-	(8,421,905)	(8,421,905)
Net income	-	-	-	9,976,998	9,976,998
Balance at September 30, 2023	18,182,241	$181,823	$276,946,111	$(1,342,541)	$275,785,393

Three months ended September 30, 2022

	Common Stock		Additional Paid-In-	Accumulated Earnings	Total Stockholders’
	Shares	Amount	Capital	(Deficit)	Equity
Balance at July 1, 2022	17,752,290	176,579	268,803,970	(353,038)	268,627,511
Issuance of common stock, net of offering costs	-	-	-	-	-
Issuance of common stock in connection with initial public offering and concurrent private placement, net of offering costs, underwriting discounts and commissions	-	-	-	-	-
Stock-based compensation	(9,375)	-	84,891	10,593	95,484
Dividends declared on common shares ($.47 per share)	-	-	-	(8,339,170)	(8,339,170)
Net income	-	-	-	9,768,969	9,768,969
Balance at September 30, 2022	17,742,915	$176,579	$268,888,861	$1,087,354	$270,152,794

Nine months ended September 30, 2023

	Common Stock		Additional Paid-In-	Accumulated Earnings	Total Stockholders’
	Shares	Amount	Capital	(Deficit)	Equity
Balance at January 1, 2023	17,766,936	176,859	268,995,848	(5,139,684)	264,033,023
Issuance of common stock, net of offering costs	79,862	799	1,221,553	-	1,222,352
Issuance of common stock in connection with private placement, net of offering costs, underwriting discounts and commissions	395,779	3,958	5,790,889	-	5,794,847
Stock based compensation	(60,336)	207	937,821	4,647	942,675
Dividends declared on common shares ($1.41 per share)	-	-	-	(25,520,229)	(25,520,229)
Net income	-	-	-	29,312,725	29,312,725
Balance at September 30, 2023	18,182,241	$181,823	$276,946,111	$(1,342,541)	$275,785,393

Nine months ended September 30, 2022

	Common Stock		Additional Paid-In-	Accumulated Earnings	Total Stockholders’
	Shares	Amount	Capital	(Deficit)	Equity
Balance at January 1, 2022	17,453,553	173,551	264,081,977	(177,560)	264,077,968
Issuance of common stock, net of offering costs	302,800	3,028	4,478,528	-	4,481,556
Issuance of common stock in connection with initial public offering and concurrent private placement, net of offering costs, underwriting discounts and commissions	-	-	-	-	-
Stock-based compensation	(13,438)	-	328,356	11,775	340,131
Dividends declared on common shares ($1.34 per share)	-	-	-	(23,783,621)	(23,783,621)
Net income	-	-	-	25,036,760	25,036,760
Balance at September 30, 2022	17,742,915	$176,579	$268,888,861	$1,087,354	$270,152,794

The accompanying notes are an integral part of these consolidated financial statements.

CHICAGO ATLANTIC REAL ESTATE FINANCE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the nine months ended September 30, 2023	For the nine months ended September 30, 2022
Operating activities
Net income	$29,312,725	$25,036,760

Adjustments to reconcile net income to net cash provided by operating activities:
Accretion of deferred loan origination fees and other discounts	(1,989,374)	(2,139,972)
Paid-in-kind interest	(6,343,749)	(4,096,721)
Provision for current expected credit losses	1,193,880	1,403,892
Change in unrealized gain on debt securities, at fair value	(112,767)	-
Amortization of deferred debt issuance costs	405,778	379,644
Stock based compensation	942,605	328,356

Changes in operating assets and liabilities:
Interest receivable	(1,022,490)	(529,544)
Other receivables and assets, net	(146,364)	(172,699)
Interest reserve	(1,369,929)	(9,940,290)
Related party payables	271,268	1,100,201
Related party receivables	(3,824,900)	-
Purchase of debt securities, at fair value	(3,356,573)	-
Management and incentive fees payable	(1,694,213)	545,127
Accounts payable and accrued expenses	106,839	463,075
Net cash provided by operating activities	12,912,736	12,377,829

Cash flows from investing activities
Issuance of and fundings of loans held for investment	(67,422,648)	(134,314,003)
Proceeds from sales of loans held for investment	13,399,712	6,696,777
Principal repayment of loans held for investment	62,837,108	6,892,654
Net cash provided by/(used) in investing activities	8,814,172	(120,724,572)

Cash flows from financing activities
Proceeds from sale of common stock	7,222,363	4,505,664
Proceeds from borrowings on revolving loan	64,000,000	53,000,000
Repayment of borrowings on revolving loan	(59,000,000)	-
Dividends paid to common shareholders	(30,566,088)	(19,874,715)
Payment of debt issuance costs	(112,279)	(177,261)
Payment of offering costs	(284,574)	(23,941)
Net cash (used in)/provided by financing activities	(18,740,578)	37,429,747

Net increase/(decrease) in cash and cash equivalents	2,986,330	(70,916,996)
Cash and cash equivalents, beginning of period	5,715,827	80,248,526
Cash and cash equivalents, end of period	$8,702,157	$9,331,530

Supplemental disclosure of non-cash financing and investing activities
Interest reserve withheld from funding of loan	1,007,910	8,929,716
OID withheld from funding of loans held for investment	1,676,017	2,180,593
Dividends declared and not yet paid	8,568,252	8,409,628
Transfer of loan held for investment to loan held for sale	13,399,712	-

Supplemental information:
Interest paid during the period	$3,530,521	$646,278

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

The Company operates as one operating segment and its primary investment objective is to provide attractive, risk-adjusted returns for stockholders over time, primarily through consistent current income (dividends and distributions) and secondarily, through capital appreciation. The Company intends to achieve this objective by originating, structuring, and investing in first mortgage loans and alternative structured financings secured by commercial real estate properties. The Company’s loan portfolio is primarily comprised of senior loans to state-licensed operators in the cannabis industry, secured by real estate, equipment, receivables, licenses, and/or other assets of the borrowers to the extent permitted by applicable laws and regulations governing such borrowers. We also lend to and invest in companies or properties that are not related to the cannabis industry if they provide return characteristics consistent with our investment objective.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements and related notes of the Company have been prepared on the accrual basis of accounting and in conformity with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Our consolidated financial statements present the financial position, results of operations, and cash flows of Chicago Atlantic Real Estate Finance, Inc., and its wholly owned consolidated subsidiary, Chicago Atlantic Lincoln, LLC. All intercompany accounts and transactions have been eliminated in consolidation. Accordingly, these financial statements may not contain all disclosures required by generally accepted accounting principles. Reference should be made to Note 2 of the Company’s Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the period ended December 31, 2022. In the opinion of the Company, all normal recurring adjustments have been made that are necessary to the fair statement of the results of operations and financial position as of and for the periods presented. Operating results for the three and nine-month periods ended September 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023.

Cash and Cash Equivalents

The Company’s cash held with financial institutions may at times exceed the Federal Deposit Insurance Corporation (“FDIC”) insured limits. The Company and the Manager seek to manage this credit risk relating to cash by monitoring the financial stability of the financial institutions and their ability to continue in business for the foreseeable future.

Cash and cash equivalents include funds on deposit with financial institutions, including demand deposits with financial institutions. Cash and short-term investments with an original maturity of three months or less when acquired are considered cash and cash equivalents for the purpose of the consolidated balance sheets and consolidated statements of cash flows, and represented $149,086 and $0 of total cash and cash equivalents as of September 30, 2023 and December 31, 2022, respectively.

Use of Estimates in the Preparation of Consolidated Financial Statements

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Actual results could differ from those estimates. Significant estimates include the provision for current expected credit losses.

Investments in Marketable Debt Securities

Investments in marketable debt securities consist of debt securities that are classified as trading securities. Marketable debt securities are recorded at fair value on the consolidated balance sheets and unrealized gains and losses are included within the line item, change in unrealized gain on debt securities, at fair value on the consolidated statements of income. The table below summarizes the Company’s marketable debt securities, at fair value.

	As of September 30, 2023
	Face Amount	Amortized Cost	Unamortized Discount	Fair Value	Unrealized Gain/(Loss), Net
Corporate bonds	$3,778,000	$3,356,573	$421,427	$3,469,340	$112,767

Loans Held-for-Sale

Once the Company decides to sell a loan(s), they are transferred from held for investment to held-for-sale and carried at the lower of cost or fair value. On the date a loan is transferred into the held-for-sale category, any previously recorded allowance for credit losses is reversed in earnings and the loan is recorded at its amortized cost. If the amortized cost exceeds the loan’s fair value at the date of transfer, a valuation allowance is recorded equal to the difference between amortized cost basis and fair value. There were no loans classified as held-for-sale as of September 30, 2023 and December 31, 2022.

Revenue Recognition

Interest income on debt securities designated as trading securities is recognized on an accrual basis and is reported as interest receivable until collected. Interest income is accrued based on the outstanding face amount and the contractual terms of the securities. Original issue discount (“OID”), market discounts or premiums, if any, are recorded as an adjustment to the amortized cost and accreted or amortized as an adjustment to interest income using a method that approximates the effective interest method. Realized gains or losses on debt securities are measured by the difference between the net proceeds from the disposition and the amortized and/or accreted cost basis of the investment using the specific identification method without regard to unrealized gains or losses previously recognized, and include loans charged off during the period, net of recoveries.

Related party receivable

Related party receivables represent interest and principal payments received from borrowers by the Company’s affiliated loan administrative agent prior to the balance sheet date that were not remitted to the Company until subsequent to the balance sheet date. Related party receivables of $3,284,900 as of September 30, 2023 were collected in October 2023.

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

Recent Accounting Pronouncements

In March 2022, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2022-02, Financial Instruments – Credit Losses (Topic 326): Troubled Debt Restructurings (“TDR”) and Vintage Disclosures. The amendments in this ASU eliminate the accounting guidance for TDRs by creditors in Subtopic 310-40, Receivables-Troubled Debt Restructurings by Creditors, while enhancing disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty. Additionally, for public business entities, the amendments in this ASU require that an entity disclose current-period gross write-offs by year of origination for financing receivables and net investments in leases within the scope of Subtopic 326-20, Financial Instruments-Credit Losses-Measured at Amortized Cost. The ASU’s amendments are effective for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years and early adoption is permitted. The Company’s adoption of ASU 2022-02 on January 1, 2023 did not have a material impact on the Company’s consolidated financial statements.

3. LOANS HELD FOR INVESTMENT, NET

As of September 30, 2023 and December 31, 2022, the Company’s portfolio was comprised of loans to 27 and 22 borrowers, respectively, that the Company has the ability and intent to hold for the foreseeable future or until maturity. The portfolio of loans are held on the consolidated balance sheets at amortized cost. The Company’s aggregate loan commitments and outstanding principal were approximately $355.9 million and $341.8 million, respectively, as of September 30, 2023, and $351.4 million and $343.0 million as of December 31, 2022. During the three and nine month periods ended September 30, 2023, the Company funded approximately $32.8 million and $68.7 million in new loan principal, respectively.

As of September 30, 2023 and December 31, 2022, approximately 81.1% and 83.1%, respectively, of the Company’s portfolio was comprised of floating rate loans that pay interest at the Prime Rate plus an applicable margin, and were subject to Prime Rate ceilings and floors as disclosed in the tables below. The carrying value of these loans was approximately $274.4 million and $281.6 million as of September 30, 2023 and December 31, 2022, respectively.

The remaining 18.9% and 16.9% of the portfolio was comprised of fixed rate loans that had a carrying value of approximately $64.4 million and $57.7 million as of September 30, 2023 and December 31, 2022, respectively.

The following tables summarize the Company’s loans held for investment as of September 30, 2023 and December 31, 2022:

	As of September 30, 2023
	Outstanding Principal (1)	Original Issue Discount	Carrying Value (1)	Weighted Average Remaining Life (Years) (2)
Senior Term Loans	$341,813,501	$(3,021,012)	$338,792,489	2.2
Current expected credit loss reserve	-	-	(5,112,195)
Total loans held at carrying value, net	$341,813,501	$(3,021,012)	$333,680,294

	As of December 31, 2022
	Outstanding Principal (1)	Original Issue Discount	Carrying Value (1)	Weighted Average Remaining Life (Years) (2)
Senior Term Loans	$343,029,334	$(3,755,796)	$339,273,538	2.2
Current expected credit loss reserve	-	-	(3,940,939)
Total loans held at carrying value, net	$343,029,334	$(3,755,796)	$335,332,599

(1)	The difference between the Carrying Value and the Outstanding Principal amount of the loans consists of unaccreted original issue discount, deferred loan fees and other upfront fees. Outstanding principal balance includes capitalized PIK interest, if applicable.

(2)	Weighted average remaining life is calculated based on the carrying value of the loans as of September 30, 2023 and December 31, 2022, respectively.

The following tables present changes in loans held at carrying value as of and for the nine months ended September 30, 2023 and 2022.

	Principal (1)	Original Issue Discount	Current Expected Credit Loss Reserve	Carrying Value (1)
Balance at December 31, 2022	$343,029,334	$(3,755,796)	$(3,940,939)	$335,332,599
New fundings	68,677,238	(1,254,590)	-	67,422,648
Principal repayment of loans	(62,837,108)	-	-	(62,837,108)
Accretion of original issue discount	-	1,989,374	-	1,989,374
Sale of loan (2)	(13,399,712)	-	-	(13,399,712)
PIK interest	6,343,749	-	-	6,343,749
Current expected credit loss reserve	-	-	(1,171,256)	(1,171,256)
Balance at September 30, 2023	$341,813,501	$(3,021,012)	$(5,112,195)	$333,680,294

(1)	The difference between the Carrying Value and the Outstanding Principal amount of the loans consists of unaccreted original issue discount, deferred loan fees and other upfront fees. Outstanding principal balance includes capitalized paid-in-kind (“PIK”) interest, if applicable.

(2)	One loan was reclassified as held for sale from loans held for investment as the decision was made to sell the loan during the nine months ended September 30, 2023 to a syndicate of co-lenders which includes a third party and two affiliates under common control with our Manager. The sale was executed on March 31, 2023 (Note 7).

	Principal (1)	Original Issue Discount	Current Expected Credit Loss Reserve	Carrying Value (1)
Balance at December 31, 2021	$200,632,056	$(3,647,490)	$(134,542)	$196,850,024
New fundings	143,624,312	(2,180,593)	-	141,443,719
Principal repayment of loans	(6,892,654)	-	-	(6,892,654)
Accretion of original issue discount	-	2,139,972	-	2,139,972
Proceeds from sale of loans	(6,957,500)	260,723	-	(6,696,777)
PIK Interest	4,096,721	-	-	4,096,721
Current expected credit loss reserve	-	-	(1,363,391)	(1,363,391)
Balance at September 30, 2022	$334,502,935	$(3,427,388)	$(1,497,933)	$329,577,614

(1)	The difference between the Carrying Value and the Outstanding Principal amount of the loans consists of unaccreted original issue discount, deferred loan fees and other upfront fees. Outstanding principal balance includes capitalized PIK interest, if applicable.

A more detailed listing of the Company’s loans held at carrying value based on information available as of September 30, 2023, is as follows:

Loan	Location(s)	Initial Funding Date (1)	Maturity Date (2)	Total Commitment (3)	Principal Balance	Original Issue (Discount)	Carrying Value	Percent of Our Loan Portfolio	Future Fundings	Interest Rate (4)	Periodic Payment (5)	YTM IRR (6)
1	Various	10/27/2022	10/30/2026	$30,000,000	$30,000,000	$(692,213)	$29,307,787	8.7%	-	P+6.5% Cash (10)	I/O	17.3%
2	Michigan	1/13/2022	12/31/2024	35,891,668	38,400,627	(101,451)	38,299,176	11.3%	-	P+6.65% Cash, 3.25% PIK (16)	P&I	18.0%
3(17)	Various	3/25/2021	11/29/2024	20,105,628	20,524,482	(307,143)	20,217,339	6.0%	-	P+10.38% Cash, 2.75% PIK (7)	P&I	23.2%
4	Arizona	4/19/2021	12/31/2023	14,120,000	14,722,749	-	14,722,749	4.3%		P+11.75% Cash (14)	I/O	18.1%
5	Massachusetts	4/19/2021	4/30/2025	3,500,000	3,197,120	-	3,197,120	0.9%	204,000	P+12.25% Cash (7)	P&I	22.4%
6	Michigan	8/20/2021	2/20/2024	6,000,000	4,264,421	(1,499)	4,262,922	1.3%	1,500,000	P+9% Cash (7)	P&I	20.8%
7	Illinois, Arizona	8/24/2021	6/30/2025	25,000,000	20,913,172	(150,172)	20,763,000	6.1%	-	P+6% Cash, 2% PIK (11)	P&I	18.6%
8	West Virginia	9/1/2021	9/1/2024	9,500,000	11,086,045	(58,421)	11,027,624	3.3%	-	P+9.25% Cash, 2% PIK (15)	P&I	26.1%
9(18)	Pennsylvania	9/3/2021	6/30/2024	15,000,000	16,278,729	-	16,278,729	4.8%	-	P+10.75% Cash, 3% PIK (7)	P&I	19.3%
10	Michigan	9/30/2021	9/30/2024	470,411	169,871	-	169,871	0.1%	-	11% Cash	P&I	21.4%
11	Maryland	9/30/2021	9/30/2024	32,000,000	33,142,423	(357,973)	32,784,450	9.7%	-	P+8.75% Cash, 2% PIK (7)	I/O	22.0%
12	Various	11/8/2021	10/31/2024	13,574,667	8,710,222	(68,215)	8,642,007	2.6%	-	P+9% Cash (12)	P&I	19.8%
13	Michigan	11/22/2021	11/1/2024	13,100,000	13,004,225	(74,165)	12,930,060	3.8%	-	P+6% Cash, 1.5% PIK (11)	I/O	18.9%
14	Various	12/27/2021	12/27/2026	5,000,000	5,125,000	-	5,125,000	1.5%	-	P+12.25% Cash, 2.5% PIK (8)	P&I	23.5%
16	Florida	12/30/2021	12/31/2024	13,000,000	4,887,500	(23,849)	4,863,651	1.4%	5,500,000	P+9.25% Cash (7)	I/O	33.6%
17	Florida	1/18/2022	1/31/2025	15,000,000	15,000,000	(168,338)	14,831,662	4.4%	-	P+4.75% Cash (10)	P&I	14.4%
18	Ohio	2/3/2022	2/28/2025	11,662,050	13,000,915	(112,166)	12,888,749	3.8%	-	P+1.75% Cash, 5% PIK(11)	P&I	22.1%
19	Florida	3/11/2022	8/29/2025	20,000,000	20,537,025	(55,525)	20,481,500	6.0%	-	11% Cash, 3% PIK	P&I	15.5%
20	Missouri	5/9/2022	5/30/2025	17,000,000	17,602,435	(92,534)	17,509,901	5.2%	-	11% Cash, 2% PIK	P&I	14.7%
21	Illinois	7/1/2022	7/29/2026	9,000,000	5,192,975	(62,438)	5,130,537	1.5%	4,000,000	P+8.5% Cash, 3% PIK	P&I	25.6%
22	Maryland	1/24/2023	1/24/2026	11,250,000	10,795,144	(521,647)	10,273,497	3.0%	-	P+5.75% Cash, 1.4% PIK (10)	P&I	20.4%
23	Arizona	3/27/2023	3/31/2026	2,000,000	1,920,000	(41,500)	1,878,500	0.6%	-	P+7.5% Cash (13)	P&I	18.9%
24	Oregon	3/31/2023	9/27/2026	1,000,000	900,000	-	900,000	0.3%	-	P+10.5% Cash (9)	P&I	21.7%
25	New York	8/1/2023	6/29/2036	18,746,662	18,417,846	-	18,417,846	5.4%	-	15% Cash	P&I	16.7%
26	Connecticut	8/31/2023	2/27/2026	5,450,000	5,450,000	(131,763)	5,318,237	1.6%	-	14% Cash	P&I	19.1%
27	Nebraska	8/15/2023	6/30/2027	6,103,870	6,103,870	-	6,103,870	1.8%	-	P+8.75% Cash	P&I	19.0%
28	Ohio	9/13/2023	3/13/2025	2,466,705	2,466,705	-	2,466,705	0.7%	-	15% Cash	P&I	17.4%
Current expected credit losses				-	-	-	(5,112,195)
Total loans held at carrying value				355,941,661	341,813,501	(3,021,012)	333,680,294	100.0%	11,204,000		Wtd Average	19.3%

(1)	All loans originated prior to April 1, 2021 were purchased from affiliated entities at fair value plus accrued interest on or subsequent to April 1, 2021.

(2)	Certain loans are subject to contractual extension options and may be subject to performance based on other conditions as stipulated in the loan agreement. Actual maturities may differ from contractual maturities stated herein as certain borrowers may have the right to prepay with or without a contractual prepayment penalty. The Company may also extend contractual maturities and amend other terms of the loans in connection with loan modifications.

(3)	Total Commitment excludes future amounts to be advanced at sole discretion of the lender and reflects receipt of scheduled amortization payments as of September 30, 2023.

(4)	“P” = prime rate and depicts floating rate loans that pay interest at the prime rate plus a specific percentage; “PIK” = paid-in-kind interest; subtotal represents weighted average interest rate.

(5)	P&I = principal and interest. I/O = interest only. P&I loans may include interest only periods for a portion of the loan term.

(6)	Estimated YTM includes a variety of fees and features that affect the total yield, which may include, but is not limited to, OID, exit fees, prepayment fees, unused fees and contingent features. OID is recognized as a discount to the funded loan principal and is accreted to income over the term of the loan. The estimated YTM calculations require management to make estimates and assumptions, including, but not limited to, the timing and amounts of loan draws on delayed draw loans, the timing and collectability of exit fees, the probability and timing of prepayments and the probability of contingent features occurring. For example, certain credit agreements contain provisions pursuant to which certain PIK interest rates and fees earned by us under such credit agreements will decrease upon the satisfaction of certain specified criteria which we believe may improve the risk profile of the applicable borrower. To be conservative, we have not assumed any prepayment penalties or early payoffs in our estimated YTM calculation. Estimated YTM is based on current management estimates and assumptions, which may change. Actual results could differ from those estimates and assumptions.

(7)	This Loan is subject to a prime rate floor of 3.25%

(8)	This Loan is subject to a prime rate floor of 4.75%

(9)	This Loan is subject to a prime rate floor of 5.50%

(10)	This Loan is subject to a prime rate floor of 6.25%

(11)	This Loan is subject to a prime rate floor of 7.00%

(12)	This Loan is subject to a prime rate floor of 7.50%

(13)	This Loan is subject to a prime rate floor of 8.00%

(14)	This Loan is subject to a prime rate floor of 8.25%

(15)	This Loan is subject to a prime rate floor of 4.00%

(16)	This Loan is subject to a prime rate cap of 5.85%

(17)	The aggregate loan commitment to Loan #3 includes a $15.9 million initial commitment which has a base interest rate of 13.625%, 2.75% PIK and a second commitment of $4.2 million which has an interest rate of 15.00%, 2.00% PIK. The statistics presented reflect the weighted average of the terms under all advances for the total aggregate loan commitment.

(18)	As of May 1, 2023, Loan #9 was placed on non-accrual status and continues to be on non-accrual as of September 30, 2023. Loan #9 is included on the consolidated balance sheet as a loan held for investment – related party (Note 7).

The following table presents aging analyses of past due loans by amortized cost, excluding the CECL reserve, as of September 30, 2023. As of September 30, 2023 and December 31, 2022, there were one and zero loans with principal greater than 90 days past due, respectively.

	As of September 30, 2023
	Current Loans(1)	31-60 Days Past Due	61-90 Days Past Due	90+ Days Past Due(2)	Total Past Due	Non- Accrual(2)	Total Loans
Senior Term Loans	$322,513,760	$-	$-	$16,278,729	$16,278,729	$16,278,729	$338,792,489
Total	$322,513,760	$-	$-	$16,278,729	$16,278,729	$16,278,729	$338,792,489

(1)	Loans 1-30 days past due are included in the current loans.

(2)	On May 1, 2023, Loan #9 was placed on non-accrual status. On June 20, 2023, the Administrative Agent to Loan #9 issued an acceleration notice requesting immediate payment of all amounts outstanding and therefore is 90 days past due as of September 30, 2023.

	As of December 31, 2022
	Current Loans(1)	31-60 Days Past Due	61-90 Days Past Due	90+ Days Past Due(2)	Total Past Due	Non- Accrual	Total Loans
Senior Term Loans	$339,273,538	$-	$-	$-	$-	$-	$339,273,538
Total	$339,273,538	$-	$-	$-	$-	$-	$339,273,538

(1)	Loans 1-30 days past due are included in the current loans.

(2)	There were no loans past due as of January 1, 2022.

Non-Accrual Loans

As of September 30, 2023 and December 31, 2022, there were one and zero loans placed on non-accrual status.

Loan #9 was placed on non-accrual status as of May 1, 2023 and has both an outstanding principal balance and carrying value of approximately $16.3 million and $15.9 million as of September 30, 2023 and December 31, 2022, respectively, and carries a reserve for current expected credit losses of approximately $1.3 million as of September 30, 2023.

During the three and nine-month periods ended September 30, 2023, the Company recognized $0 and $1.3 million of interest income on this non-accrual loan. The Company ceased accruing interest on the first date of delinquency, based on expectation of its ability to collect all amounts then due from the borrower. As a result, there was no accrued interest to write-off when the loan was placed on non-accrual.

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

The risk ratings are primarily based on historical data and current conditions specific to each portfolio company, as well as consideration of future economic conditions and each borrower’s estimated ability to meet debt service requirements. The risk ratings shown in the following table as of September 30, 2023 to December 31, 2022 consider borrower specific credit history and performance and reflect a quarterly re-evaluation of overall current macroeconomic conditions affecting the Company’s borrowers. As interest rates have increased due to rising rates from the Federal Reserve Board, it has impacted borrowers’ ability to service their debt obligations on a global scale. This decline in risk ratings had an effect on the level of the current expected credit loss reserve though, other than the one loan placed on non-accrual status, the loans continued to perform as expected. For approximately 74.3% of the portfolio, the fair value of the underlying real estate collateral exceeded the amounts outstanding under the loans as of September 30, 2023. The remaining approximately 25.7% of the portfolio, while not fully collateralized by real estate, may be partially collateralized by real estate and was secured by other forms of collateral including equipment, receivables, licenses and/or other assets of the borrowers to the extent permitted by applicable laws and regulations governing such borrowers. The amounts above exclude any apportionment of real estate collateral permissible under the applicable income and asset tests for REIT eligibility.

As of September 30, 2023 and December 31, 2022, the carrying value, excluding the current expected credit loss reserve (the “CECL Reserve”), of the Company’s loans within each risk rating category by year of origination is as follows:

Risk	As of September 30, 2023(1)(2)						As of December 31, 2022(1)
Rating	2023	2022	2021	2020	2019	Total	2022	2021	2020	2019	Total
1	$10,273,497	$37,991,401	$169,871	$-	$-	$48,434,769	$-	$274,406	$-	$-	$274,406
2	26,514,583	112,727,913	36,509,859	-	-	175,752,355	94,467,449	88,444,868	29,140,546	-	212,052,863
3	8,570,575	5,130,537	58,875,151	-	-	72,576,263	30,415,113	83,131,444	-	-	113,546,557
4	-	-	42,029,102	-	-	42,029,102	-	13,399,712	-	-	13,399,712
5	-	-	-	-	-	-	-	-	-	-	-
Total	$45,358,655	$155,849,851	$137,583,983	$-	$-	$338,792,489	$124,882,562	$185,250,430	$29,140,546	$-	$339,273,538

(1)	Amounts are presented by loan origination year with subsequent advances shown in the original year of origination.

(2)	Loan #9 placed on non-accrual status is included in risk rating category “4” and has a reserve for current expected credit losses of approximately $1.3 million as of September 30, 2023.

Real estate collateral coverage is also a significant credit quality indicator, and real estate collateral coverage, excluding the CECL Reserve, was as follows as of September 30, 2023 and December 31, 2022:

As of September 30, 2023 Real Estate Collateral Coverage (1)
	< 1.0x	1.0x-1.25x	1.25x-1.5x	1.50x-1.75x	1.75x-2.0x	> 2.0x	Total
Fixed-rate	$2,466,705	$-	$20,481,500	$17,509,901	$18,417,846	$169,871	$59,045,823
Floating-rate	83,612,873	36,803,211	54,645,036	14,722,749	25,893,537	64,069,260	279,746,666
	$86,079,578	$36,803,211	$75,126,536	$32,232,650	$44,311,383	$64,239,131	$338,792,489

As of December 31, 2022 Real Estate Collateral Coverage (1)
	< 1.0x	1.0x-1.25x	1.25x-1.5x	1.50x-1.75x	1.75x-2.0x	> 2.0x	Total
Fixed-rate	$-	$-	$20,406,737	$17,203,138	$-	$20,089,663	$57,699,538
Floating-rate	63,963,105	78,211,454	13,399,712	9,980,730	12,849,490	103,169,509	281,574,000
	$63,963,105	$78,211,454	$33,806,449	$27,183,868	$12,849,490	$123,259,172	$339,273,538

(1)	Real estate collateral coverage is calculated based upon most recent third-party appraised values. The Company generally obtains new appraisal of all material real estate collateral at least once annually.

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

In addition, the Company reviews each loan on a quarterly basis and evaluates the borrower’s ability to pay the monthly interest and principal, if required, as well as the loan-to-value (LTV) ratio. When evaluating qualitative factors that may indicate the need for a CECL Reserve, the Company forecasts losses considering a variety of factors. In considering the potential current expected credit loss, the Manager primarily considers significant inputs to the Company’s forecasting methods, which include (i) key loan-specific inputs such as the value of the real estate collateral, liens on equity (including the equity in the entity that holds the state-issued license to cultivate, process, distribute, or retail cannabis), presence of personal or corporate guarantees, among other credit enhancements, LTV ratio, rate type (fixed or floating) and IRR, loan-term, geographic location, and expected timing and amount of future loan fundings, (ii) performance against the underwritten business plan and the Company’s internal loan risk rating, and (iii) a macro-economic forecast. Estimating the enterprise value of our borrowers in order to calculate LTV ratios is often a significant estimate. The Manager utilizes a third-party valuation appraiser to assist with the Company’s valuation process primarily using comparable transactions to estimate enterprise value of its portfolio companies and supplement such analysis with a multiple-based approach to enterprise value to revenue multiples of publicly-traded comparable companies obtained from S&P Capital IQ as of September 30, 2023, to which the Manager may apply a private company discount based on the Company’s current borrower profile.

During the three-month period ended September 30, 2023, the Company observed that valuation multiples of publicly traded companies in the industry improved as a result of macro-economic factors. Such factors include but are not limited to; expectations surrounding future interest rate hikes by the Federal Reserve and public announcements about proposed regulatory reform relating to a potential rescheduling of cannabis at the federal level. Management contemplates the impacts of these macro-economic factors during the forecast period when determining enterprise value and ultimately, the CECL reserve. Estimates may change in future periods based on available future macro-economic data and might result in a material change in the Company’s future estimates of expected credit losses for its loan portfolio.

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

Activity related to the CECL Reserve for outstanding balances and unfunded commitments on the Company’s loans held at carrying value and loans receivable at carrying value as of and for the nine months ended September 30, 2023 and 2022 is presented in the table below.

	Outstanding(1)	Unfunded(2)	Total
Balance at December 31, 2022	$3,940,939	$94,415	$4,035,354
Provision for current expected credit losses	1,171,256	22,623	1,193,880
Balance at September 30, 2023	$5,112,195	$117,038	$5,229,234

	Outstanding(1)	Unfunded(2)	Total
Balance at December 31, 2021	$134,542	$13,407	$147,949
Provision for current expected credit losses	1,363,391	40,501	1,403,892
Balance at September 30, 2022	$1,497,933	$53,908	$1,551,841

(1)	As of September 30, 2023 and December 31, 2022, the CECL Reserve related to outstanding balances on loans at carrying value is recorded within current expected credit loss reserve in the Company’s consolidated balance sheets.

(2)	As of September 30, 2023 and December 31, 2022, the CECL Reserve related to unfunded commitments on loans at carrying value is recorded within accounts payable and other liabilities in the Company’s consolidated balance sheets.

The Company has made an accounting policy election to exclude accrued interest receivable, ($2,226,902 and $1,204,412 as of September 30, 2023 and December 31, 2022, respectively) included in Interest Receivable on its consolidated balance sheet, from the amortized cost basis of the related loans held for investment in determining the CECL Reserve, as any uncollectible accrued interest receivable is written off in a timely manner. To date, the Company has had zero write-offs related to uncollectible interest receivable, but will discontinue accrual of interest on loans if deemed to be uncollectible, with any previously accrued uncollected interest on the loan charged to interest income in the same period. For the one loan on non-accrual, the Company ceased accruing interest on the first date of delinquency, based on expectation of its ability to collect all amounts then due from the borrower. As a result, there was no accrued interest to write-off when the loan was placed on non-accrual.

4. INTEREST RECEIVABLE

The following table summarizes the interest receivable by the Company as of September 30, 2023 and December 31, 2022:

	As of September 30, 2023	As of December 31, 2022
Interest receivable	$2,195,375	$1,203,330
Unused fees receivable	31,527	1,082
Total interest receivable	$2,226,902	$1,204,412

The following table presents aging analyses of past due loans by class as of September 30, 2023 and December 31, 2022, respectively:

	As of September 30, 2023
	Current Loans(1)	31-60 Days Past Due	61-90 Days Past Due	90+ Days Past Due (and accruing)	Non- Accrual(2)	Total Past Due	Total Loans
Interest receivable	$1,940,419	$269,710	$16,773	$-	$-	$286,483	$2,226,902
Total	$1,940,419	$269,710	$16,773	$-	$-	$286,483	$2,226,902

	As of December 31, 2022
	Current Loans(1)	31-60 Days Past Due	61-90 Days Past Due	90+ Days Past Due (and accruing)	Non- Accrual	Total Past Due	Total Loans
Interest receivable	$1,203,088	$1,324	$-	$-	$-	$1,324	$1,204,412
Total	$1,203,088	$1,324	$-	$-	$-	$1,324	$1,204,412

(1)	Loans 1-30 days past due are included in the current loans. Amounts are presented on a gross and net basis, including the effects of any interest reserves for non-accrual loans.

(2)

On May 1, 2023, Loan #9 was placed on non-accrual status with an outstanding principal amount of approximately $16.3 million. For the period from May 1, 2023, through September 30, 2023, the Company ceased the accrual and recognition of all interest. As of September 30, 2023, Loan #9 has principal greater than 90 days past due, however there is $0 of accrued interest receivable relating to Loan #9.

5. INTEREST RESERVE

As of September 30, 2023 and December 31, 2022, the Company had two loans and three loans, respectively, that included a prepaid interest reserve.

The following table presents changes in interest reserves as of September 30, 2023 and December 31, 2022, respectively:

	As of September 30, 2023	As of December 31, 2022
Beginning reserves	$1,868,193	$6,636,553
New reserves	1,007,910	9,049,834
Reserves disbursed	(2,377,839)	(13,818,194)
Ending reserve	$498,264	$1,868,193

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

The Revolving Loan provides for certain affirmative covenants, including requiring us to deliver financial information and any notices of default, and conducting business in the normal course. Additionally, the Company must comply with certain financial covenants including: (1) maximum capital expenditures of $150,000, (2) maintaining a debt service coverage ratio greater than 1.35 to 1, and (3) maintaining a leverage ratio less than 1.50 to 1. As of September 30, 2023, the Company is in compliance with all financial covenants with respect to the Revolving Loan.

As of September 30, 2023 and December 31, 2022, unamortized debt issuance costs related to the Revolving Loan, including all amendments and amendments and restatements thereto, as applicable, of $516,261 and $805,596, respectively, are recorded in other receivables and assets, net on the consolidated balance sheets.

As of and for the nine months ended September 30, 2023, the Company had net borrowings of $5.0 million against the Revolving Loan. As of September 30, 2023, the Company had $37.0 million available under the Revolving Loan. Additionally, as of September 30, 2023, $176.9 million of loans held for investment, at principal, are pledged as collateral in the borrowing base of the Revolving Loan.

The following table reflects a summary of interest expense incurred during the three and nine months ended September 30, 2023 and 2022.

	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Cash interest expense	$1,276,292	$715,132	$3,588,712	$991,694
Unused fee expense	26,174	7,667	67,875	11,834
Amortization of deferred financing costs	146,677	138,549	405,778	379,644
Total interest expense	$1,449,143	$861,348	$4,062,365	$1,383,172

7. RELATED PARTY TRANSACTIONS

Management Agreement

Pursuant to the Management Agreement, the Manager manages the loans and day-to-day operations of the Company, subject at all times to the further terms and conditions set forth in the Management Agreement and such further limitations or parameters as may be imposed from time to time by the Company’s Board.

The Manager is entitled to receive base management fees (the “Base Management Fee”) that are calculated and payable quarterly in arrears, in an amount equal to 0.375% of the Company’s Equity, determined as of the last day of each such quarter; reduced by an amount equal to 50% of the pro rata amount of origination fees earned and paid to the Manager during the applicable quarter for loans that were originated on the Company’s behalf by the Manager or affiliates of the Manager (“Outside Fees”). For the three and nine months ended September 30, 2023, the Base Management Fee payable was reduced by Outside Fees in the amount of $0 and $130,000, respectively. For the three and nine months ended September 30, 2022, the Base Management Fee payable was reduced by Outside Fees in the amount of $192,751 and $1,275,001, respectively.

In addition to the Base Management Fee, the Manager is entitled to receive incentive compensation (the “Incentive Compensation” or “Incentive Fees”) under the Management Agreement. Under the Management Agreement, the Company will pay Incentive Fees to the Manager based upon the Company’s achievement of targeted levels of Core Earnings. “Core Earnings” is defined in the Management Agreement as, for a given period, the net income (loss) for such period, computed in accordance with GAAP, excluding (i) non-cash equity compensation expense, (ii) the Incentive Compensation, (iii) depreciation and amortization, (iv) any unrealized gains or losses or other non-cash items that are included in net income for the applicable reporting period, regardless of whether such items are included in other comprehensive income or loss, or in net income, and (v) one-time events pursuant to changes in GAAP and certain non-cash charges, in each case after discussions between the Manager and the members of the Compensation Committee of the Board, each of whom are Independent Directors, and approved by a majority of the members of the Compensation Committee. Incentive compensation for the three and nine months ended September 30, 2023 was $545,966 and $2,532,026 respectively. Incentive compensation for the three and nine months ended September 30, 2022 was $519,223 and $1,500,129, respectively.

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

The following table summarizes the related party fees and expenses incurred by the Company and amounts payable to the Manager for the three and nine months ended September 30, 2023 and 2022.

	For the three months ended September 30,		For the nine months ended September 30,
	2023	2022	2023	2022
Affiliate Payments
Management fees earned	$1,055,421	$1,020,949	$3,137,033	$3,041,359
Less: Outside Fees earned	-	(192,751)	(130,000)	(1,275,001)
Base management fees, net	1,055,421	828,198	3,007,033	1,766,358
Incentive fees	545,966	519,223	2,532,026	1,500,129
Total management and incentive fees earned	1,601,387	1,347,421	5,539,059	3,266,487
General and administrative expenses reimbursable to Manager	1,144,907	980,949	3,533,493	2,132,419
Total	$2,746,294	$2,328,370	$9,072,552	$5,398,906

General administrative expenses reimbursable to the Manager are included in the related party payable line item of the consolidated balance sheets as of September 30, 2023 and December 31, 2022. Total amounts payable to the Manager as of September 30, 2023 and December 31, 2022 were approximately $3.3 million and $4.7 million, respectively, which included bonuses accrued of $0.8 million which are not reimbursed to the Manager until paid.

Co-Investment in Loans

From time to time, the Company may co-invest with other investment vehicles managed by its affiliates, in accordance with the Manager’s co-investment allocation policies. The Company is not obligated to provide, nor has it provided, any financial support to the other managed investment vehicles. As such, the Company’s risk is limited to the carrying value of its investment in any such loan. As of September 30, 2023 and December 31, 2022, 20 and 15 of the Company’s loans were co-invested by affiliates of the Company, respectively.

In connection with investments in loans, the Company may receive the option to assign the right (the “Assigned Right”) to acquire warrants and/or equity of the borrower. The Company may sell the Assigned Right, and the sale may be to an affiliate of the Company. The proceeds from the sale of Assigned Rights are accounted for as additional original issue discount and accreted over the life of the related loans. During the nine months ended September 30, 2023, the Company sold an Assigned Right amounting to $237,885. There were no sales of Assigned Rights for the nine months ended September 30, 2022.

Loan transactions with related parties

On January 24, 2023, the Company purchased a senior secured loan from an affiliate under common control with our Manager. The purchase price of approximately $19.3 million was approved by the audit committee of the Board. The fair value approximated the carrying value of the loan of $19.0 million, plus accrued and unpaid interest through the purchase date of $0.3 million.

On March 31, 2023, the Company sold a senior secured loan to a syndicate of co-lenders, including a third party and two affiliates under common control with our Manager. The total selling price of approximately $14.2 million was approved by the audit committee of the Board. The fair value approximated the carrying value of the loan of $13.4 million plus accrued unpaid interest of $0.8 million through the sale date.

Loan held for investment – related party

As of May 1, 2023, Loan #9 was placed on non-accrual status for borrower's breach of certain non-financial covenants and obligations under the loan agreement. The borrower subsequently failed to make contractual principal and interest payments due for the months of May and June 2023. On June 20, 2023, the Administrative Agent to Loan #9 (the “Agent”, a related party) issued an acceleration notice notifying the borrower of the Agent’s intention to exercise all rights and remedies under the credit documents and requested immediate payment of all amounts outstanding thereunder on behalf of the lenders.

The Agent subsequently pursued a Uniform Commercial Code (“UCC”) sale of the membership interests of the borrower’s subsidiaries which were pledged as collateral. On August 10, 2023, the Agent was the highest bidder in a public auction of the membership interests and took ownership of the membership interests. The Agent intends to sell the assets in satisfaction of the loan for the benefit of the lenders.

As described in Note 3, Loan #9 remains on non-accrual status and the Company will continue to cease further recognition of income until such events of default are cured or obligations are repaid. As of September 30, 2023, Loan #9 is held on the consolidated balance sheet as a loan held for investment – related party with a carrying value of approximately $16.3 million.

8. COMMITMENTS AND CONTINGENCIES

Off-Balance Sheet Arrangements

Off-balance sheet commitments may consist of unfunded commitments on delayed draw term loans. The Company does not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured investment vehicles, special purpose entities, or variable interest entities, established to facilitate off-balance sheet arrangements or other contractually narrow or limited purposes. Further, the Company has not guaranteed any obligations of unconsolidated entities or entered into any commitment to provide additional funding to any such entities. As of September 30, 2023 and December 31, 2022, the Company had the following unfunded commitments on existing loans.

	As of September 30, 2023	As of December 31, 2022

Total original loan commitments	$355,941,661	$351,367,706
Less: drawn commitments	(344,737,661)	(336,323,706)
Total undrawn commitments	$11,204,000	$15,044,000

Refer to “Note 3 - Loans Held for Investment, Net” for further information regarding the CECL Reserve attributed to unfunded commitments. Total original loan commitments includes the impact of principal payments received since origination of the loan and future amounts to be advanced at sole discretion of the lender.

The following table summarizes our material commitments as of September 30, 2023:

Commitments due by period
	2023		2024	2025	2026	2027	Thereafter	Total
Undrawn commitment		$-	$7,000,000	$204,000	$4,000,000	$-	$-	$11,204,000
Revolving loan		-	63,000,000	-	-	-	-	63,000,000
Total	$		$70,000,000	$204,000	$4,000,000	$-	$-	$74,204,000

Other Contingencies

The Company from time to time may be a party to litigation in the normal course of business. As of September 30, 2023, the Company is not aware of any legal claims that could materially impact its business, financial condition, or results of operations.

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

As of September 30, 2023 and December 31, 2022, the maximum number of shares of the Company’s common stock that may be delivered pursuant to awards under the 2021 Plan (the “Share Limit”) equals 8.50% of the issued and outstanding shares of the Company’s common stock on a fully-diluted basis following the completion of the IPO. Shares that are subject to or underlie awards that expire or for any reason are cancelled or terminated, are forfeited, fail to vest, or for any other reason are not paid or delivered under the 2021 Plan will not be counted against the Share Limit and will again be available for subsequent awards under the 2021 Plan.

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

For the period from January 1, 2023 to September 30, 2023, restricted stock award grants of 323,452 were granted to employees of our Manager, respectively. Pursuant to the respective award agreements, the RSA’s vest annually in equal installments over a three-year period beginning on the first anniversary of the date of the grant. Upon vesting, the vested restricted stock awards are exchanged for an equal number of the Company’s common stock.

There were 1,147 and 13,438 shares forfeited during the nine months ended September 30, 2023 and 2022, respectively. As individual awards and options become fully vested, stock-based compensation expense is adjusted to recognize actual forfeitures.

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

Based on the closing market price of our common stock on September 30, 2023, the aggregate intrinsic value of our restricted stock awards was as follows:

	As of September 30, 2023
	Outstanding	Vested
Aggregate intrinsic value	$5,632,476	$705,956

The following table summarizes the restricted stock activity for the Company’s directors and officers and employees of the Manager during the nine months ended September 30, 2023 and 2022.

	Nine months ended September 30, 2023	Grant Date Fair Value per Share
Balance at December 31, 2022	80,984	$15.71
Granted	323,452	$14.75
Vested	(20,648)	$16.00
Forfeited	(1,147)	$16.00
Balance at September 30, 2023	382,641	$14.88

	Nine months ended September 30, 2022	Grant Date Fair Value per Share
Balance at December 31, 2021	98,440	$16.00
Vested	-	$16.00
Forfeited	(13,438)	$16.00
Unvested Balance at September 30, 2022	85,002	$16.00

Restricted stock compensation expense is based on the Company’s stock price at the date of the grant and is amortized over the vesting period. Forfeitures are recognized as they occur. The share-based compensation expense for the Company was $942,605 and $328,356 for the nine months ended September 30, 2023 and 2022, respectively. The unamortized share-based compensation expense for the Company was approximately $5,067,401 and $1,078,216 as of September 30, 2023 and 2022, respectively, which the Company expects to recognize over the remaining weighted-average term of 2.5 years.

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

During the quarter ended June 30, 2023, the Company sold an aggregate of 79,862 shares of the Company’s common stock under the Sales Agreement at an average price of $15.78 per share, generating net proceeds of approximately $1.2 million. During the quarter ended September 30, 2023, the Company did not sell shares of its common stock under the Sales Agreement.

As of September 30, 2023, the shares of common stock sold pursuant to the registered direct offering in February 2023 and under the ATM Program are the only offerings that have been initiated under the Shelf Registration Statement.

10. EARNINGS PER SHARE

The following information sets forth the computations of basic earnings per common share for the three and nine months ended September 30, 2023 and 2022, respectively:

	For the three months ended September 30,		For the nine months ended September 30,
	2023	2022	2023	2022
Net income attributable to common stockholders	$9,976,998	$9,768,969	$29,312,725	$25,036,760
Divided by:
Basic weighted average shares of common stock outstanding	18,175,467	17,657,913	18,052,293	17,652,367
Diluted weighted average shares of common stock outstanding	18,562,930	17,752,290	18,269,171	17,747,612
Basic earnings per common share	$0.55	$0.55	$1.62	$1.42
Diluted earnings per common share	$0.54	$0.55	$1.60	$1.41

There were no anti-dilutive shares excluded from the computations of earnings per common share for the three and nine months ended September 30, 2023 and 2022.

11. INCOME TAX

To qualify as a REIT, we must meet a number of organizational and operational requirements, including a requirement that we distribute annually to our stockholders at least 90% of our REIT taxable income prior to the deduction for dividends paid. To the extent that we distribute less than 100% of our REIT taxable income in any tax year (taking into account any distributions made in a subsequent tax year under Sections 857(b)(9) or 858 of the Code), we will pay tax at regular corporate rates on that undistributed portion. Furthermore, if we distribute less than the sum of 1) 85% of our ordinary income for the calendar year, 2) 95% of our capital gain net income for the calendar year, and 3) any undistributed shortfall from our prior calendar year (the “Required Distribution”) to our stockholders during any calendar year (including any distributions declared by the last day of the calendar year but paid in the subsequent year), then we are required to pay a non-deductible excise tax equal to 4% of any shortfall between the Required Distribution and the amount that was actually distributed. The 90% distribution requirement does not require the distribution of net capital gains. However, if we elect to retain any of our net capital gain for any tax year, we must notify our stockholders and pay tax at regular corporate rates on the retained net capital gain. Our stockholders must include their proportionate share of the retained net capital gain in their taxable income for the tax year, and they are deemed to have paid the REIT’s tax on their proportionate share of the retained capital gain. Furthermore, such retained capital gain may be subject to the nondeductible 4% excise tax. If it is determined that our estimated current year taxable income will be in excess of estimated dividend distributions (including capital gain dividend) for the current year from such income, we will accrue excise tax on estimated excess taxable income as such taxable income is earned. The annual expense is calculated in accordance with applicable tax regulations. Excise tax expense, if any, is included in the line item, income tax expense. For the three and nine months ended September 30, 2023, we did not incur excise tax expense. The income tax provision for the Company was $0 for the three and nine months ended September 30, 2023.

As of September 30, 2023 and December 31, 2022, the Company does not have any unrecognized tax benefits.

12. FAIR VALUE MEASUREMENTS

The Company complies with the disclosure requirements in FASB ASC Topic 820-10, Fair Value Measurement (“ASC 820-10”), which expands the application of fair value accounting. ASC 820-10 defines fair value, establishes a framework for measuring fair value in accordance with GAAP and expands disclosure requirements for fair value measurements. ASC 820-10 determines fair value to be the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants on the measurement date. ASC 820-10 specifies a hierarchy of valuation techniques based on the inputs used in measuring fair value.

In accordance with ASC 820-10, the inputs used to measure fair value are summarized in the three broad levels listed below:

-	Level 1—Quoted prices in active markets for identical assets or liabilities.

-	Level 2—Prices are determined using other significant observable inputs. Observable inputs are inputs that other market participants would use in pricing a security. These may include quoted prices for similar securities, interest rates, prepayment speeds, credit risk and others.

-	Level 3—Prices are determined using significant unobservable inputs. In situations where quoted prices or observable inputs are unavailable (for example, when there is little or no market activity for an investment at the end of the period), unobservable inputs may be used.

GAAP requires disclosure of fair value information about financial and nonfinancial assets and liabilities, whether or not recognized in the financial statements, for which it is practical to estimate the value. In cases where quoted market prices are not available, fair values are based upon the application of discount rates to estimated future cash flows using market yields, or other valuation methodologies. Any changes to the valuation methodology will be reviewed by the Company’s management to ensure the changes are appropriate. The methods used may produce a fair value calculation that is not indicative of net realizable value or reflective of future fair values. Furthermore, while the Company anticipates that the valuation methods are appropriate and consistent with other market participants, the use of different methodologies, or assumptions, to determine the fair value of certain financial and nonfinancial assets and liabilities could result in a different estimate of fair value at the reporting date. The Company uses inputs that are current as of the measurement date, which may fall within periods of market dislocation, during which price transparency may be reduced.

Recurring Fair Value Measurements

The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2023:

	As of September 30, 2023
	Level 1	Level 2	Level 3	Total
Financial assets:
Debt securities, at fair value	$-	$3,469,340	$-	$3,469,340

There were no financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2022.

Financial Assets and Liabilities Not Measured at Fair Value

As of September 30, 2023 and December 31, 2022, the carrying values and fair values of the Company’s financial assets and liabilities recorded at amortized cost are as follows:

	As of September 30, 2023			As of December 31, 2022
	Level in Fair Value Hierarchy	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Loans held for investment	3	$338,792,489	$334,835,555	$339,273,538	$329,237,824
Cash and cash equivalents	1	8,702,157	8,702,157	5,715,827	5,715,827
Interest receivable	2	2,226,902	2,226,902	1,204,412	1,204,412
Other receivables and assets, net	2	946,077	946,077	1,018,212	1,018,212
Related party receivables	2	3,284,900	3,284,900	-	-

Financial liabilities:
Revolving loan	2	$63,000,000	$62,483,739	$58,000,000	$57,194,404
Accounts payable and other liabilities	2	1,187,591	1,187,591	1,058,128	1,058,128
Interest reserve	2	498,264	498,264	1,868,193	1,868,193
Management and incentive fees payable	2	1,601,387	1,601,387	3,295,600	3,295,600
Related party payables	2	1,668,783	1,668,783	1,397,515	1,397,515
Dividend payable	2	8,568,252	8,568,252	13,618,591	13,618,591

Our loans are held for investment and are substantially secured by real estate, equipment, licenses and other assets of the borrowers to the extent permitted by the applicable laws and the regulations governing such borrowers. The aggregate fair value of the Company’s loan portfolio was $334,835,555 and $329,237,824, with gross unrecognized holding (losses)/gains of $3,956,935 and $10,035,714 as of September 30, 2023 and December 31, 2022, respectively. The fair values, which are classified as Level 3 in the fair value hierarchy, are estimated using discounted cash flow models based on current market inputs for similar types of arrangements. The primary sensitivity in these models is based on the selection of appropriate discount rates. Fluctuations in these assumptions could result in different estimates of fair value.

13. DIVIDENDS AND DISTRIBUTIONS

The following table summarizes the Company’s dividends declared during the nine months ended September 30, 2023 and 2022.

	Record Date	Payment Date	Common Share Distribution Amount	Taxable Ordinary Income	Return of Capital	Section 199A Dividends
Regular cash dividend	3/31/2023	4/14/2023	$0.47	$0.47	$-	$0.47
Regular cash dividend	6/30/2023	7/14/2023	$0.47	$0.47	$-	$0.47
Regular cash dividend	9/29/2023	10/13/2023	$0.47	$0.47	$-	$0.47
Total cash dividend			$1.41	$1.41	$-	$1.41

	Record Date	Payment Date	Common Share Distribution Amount	Taxable Ordinary Income	Return of Capital	Section 199A Dividends
Regular cash dividend	3/31/2022	4/14/2022	$0.40	$0.40	$-	$0.40
Regular cash dividend	6/30/2022	7/15/2022	$0.47	$0.47	-	$0.47
Regular cash dividend	9/30/2022	10/14/2022	$0.47	$0.47	$-	$0.47
Total cash dividend			$1.34	$1.34	$-	$1.34

14. SUBSEQUENT EVENTS

Investment Activity

During the period from October 1, 2023 through November 8, 2023, the Company funded approximately $11.7 million of principal of which $10.6 million and $1.1 million were funded to existing borrowers and new borrowers, respectively.

Revolving Loan

During the period from October 1, 2023, through November 8, 2023, the Company borrowed $11.0 million on the Revolving Loan. As of November 8, 2023, outstanding borrowings and remaining availability on the Revolving Loan were $74.0 million and $26.0 million, respectively.

Payment of Dividend

On October 13, 2023, the Company paid its regular quarterly dividend of $0.47 per common share relating to the third quarter of 2023 to stockholders of record as of the close of business on September 29, 2023. The total amount of the cash dividend payment was approximately $8.5 million.

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

Overview

We are a commercial mortgage real estate investment trust. Our primary investment objective is to provide attractive, risk-adjusted returns for stockholders over time primarily through consistent current income dividends and other distributions and secondarily through capital appreciation. We intend to achieve this objective by originating, structuring and investing in first mortgage loans and alternative structured financings secured by commercial real estate properties. Our current portfolio is comprised primarily of senior loans to state-licensed operators in the cannabis industry, secured by real estate, equipment, receivables, licenses or other assets of the borrowers to the extent permitted by applicable laws and regulations governing such borrowers. We also invest in companies or properties that are not related to the cannabis industry that provide return characteristics consistent with our investment objective. We intend to grow the size of our portfolio by continuing the track record of our business and the business conducted by our Manager and its affiliates by making loans to leading operators and property owners in the cannabis industry. There is no assurance that we will achieve our investment objective.

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

Our loans are secured by real estate and, in addition, when lending to owner-operators in the cannabis industry, other collateral, such as equipment, receivables, licenses or other assets of the borrowers to the extent permitted by applicable laws and regulations. In addition, we seek to impose strict loan covenants and seek personal or corporate guarantees for additional protection. As of September 30, 2023 and December 31, 2022, 26.3% and 13.6%, respectively, of the principal of loans held in our portfolio are backed by personal or corporate guarantees. We aim to maintain a portfolio diversified across jurisdictions and across verticals, including cultivators, processors, dispensaries, as well as ancillary businesses. In addition, we may invest in borrowers that have equity securities that are publicly traded on the Canadian Stock Exchange (“CSE”) in Canada and/or over-the-counter in the United States.

As of September 30, 2023, our portfolio is comprised primarily of first mortgages to established multi-state or single-state cannabis operators or property owners. In addition, we own approximately $3.5 million, at fair value, of publicly-traded corporate bonds issued by a cannabis operator. We consider cannabis operators to be established if they are state-licensed and are deemed to be operational and in good standing by the applicable state regulator. We do not own any stock, warrants to purchase stock or other forms of equity in any of our portfolio companies that are involved in the cannabis industry, and we will not take stock, warrants or equity in such issuers until permitted by applicable laws and regulations, including U.S. federal laws and regulations.

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

We generate revenue primarily in the form of interest income on loans. As of September 30, 2023 and December 31, 2022, approximately 81.1% and 83.1%, respectively, of our portfolio was comprised of floating rate loans, and 18.9% and 16.9% of our portfolio was comprised of fixed rate loans, respectively. The floating rate loans described above are variable based upon the Prime Rate plus an applicable margin, and in many cases, a Prime Rate floor.

The Prime Rate during the nine months ended September 30, 2023 and the year ended December 31, 2022 was as follows:

Effective Date	Rate(1)
July 27, 2023	8.50%
May 4, 2023	8.25%
March 23, 2023	8.00%
February 2, 2023	7.75%
December 15, 2022	7.50%
November 3, 2022	7.00%
September 22, 2022	6.25%
July 28, 2022	5.50%
June 16, 2022	4.75%
May 5, 2022	4.00%
March 17, 2022	3.50%
March 15, 2020	3.25%

(1)	Rate obtained from the Wall Street Journal’s “Bonds, Rates & Yields” table.

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

To qualify as a REIT, we must meet a number of organizational and operational requirements, including a requirement that we distribute annually to our stockholders at least 90% of our REIT taxable income prior to the deduction for dividends paid. To the extent that we distribute less than 100% of our REIT taxable income in any tax year (taking into account any distributions made in a subsequent tax year under Sections 857(b)(9) or 858 of the Code), we will pay tax at regular corporate rates on that undistributed portion. Furthermore, if we distribute less than the sum of 1) 85% of our ordinary income for the calendar year, 2) 95% of our capital gain net income for the calendar year, and 3) any undistributed shortfall from our prior calendar year (the “Required Distribution”) to our stockholders during any calendar year (including any distributions declared by the last day of the calendar year but paid in the subsequent year), then we are required to pay a non-deductible excise tax equal to 4% of any shortfall between the Required Distribution and the amount that was actually distributed. The 90% distribution requirement does not require the distribution of net capital gains. However, if we elect to retain any of our net capital gain for any tax year, we must notify our stockholders and pay tax at regular corporate rates on the retained net capital gain. Our stockholders must include their proportionate share of the retained net capital gain in their taxable income for the tax year, and they are deemed to have paid the REIT’s tax on their proportionate share of the retained capital gain. Furthermore, such retained capital gain may be subject to the nondeductible 4% excise tax. If it is determined that our estimated current year taxable income will be in excess of estimated dividend distributions (including capital gain dividend) for the current year from such income, we will accrue excise tax on estimated excess taxable income as such taxable income is earned. The annual expense is calculated in accordance with applicable tax regulations. Excise tax expense, if any, is included in the line item, income tax expense. For the three and nine months ended September 30, 2023, we did not incur excise tax expense.

Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 740 - Income Taxes (“ASC 740”), prescribes a recognition threshold and measurement attribute for the consolidated financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. We have analyzed our various federal and state filing positions and believe that our income tax filing positions and deductions are documented and supported as of September 30, 2023. Based on our evaluation, there is no reserve for any uncertain income tax positions. Accrued interest and penalties, if any, are included within other liabilities in the consolidated balance sheets.

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

These factors could lower our net interest income or cause a net loss during periods of rising interest rates, which would harm our financial condition, cash flows and results of operations. As of September 30, 2023, 84% of our floating rate loans, based on principal outstanding  have interest rate floors, and one loan is subject to an interest rate cap (Note 3).

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

Developments During the Third Quarter of 2023

Updates to Our Loan Portfolio during the Third Quarter of 2023

As of May 1, 2023, Loan #9 was placed on non-accrual status for borrower's breach of certain non-financial covenants and obligations under the loan agreement. The borrower subsequently failed to make contractual principal and interest payments due for the months of May and June 2023. On June 20, 2023, the Administrative Agent to Loan #9 (the “Agent”, a related party) issued an acceleration notice notifying the borrower of the Agent’s intention to exercise all rights and remedies under the credit documents and requested immediate payment of all amounts outstanding thereunder on behalf of the lenders.

The Agent subsequently pursued a Uniform Commercial Code (“UCC”) sale of the membership interests of the borrower’s subsidiaries which were pledged as collateral. On August 10, 2023, the Agent was the highest bidder in a public auction of the membership interests and took ownership of the membership interests. The Agent intends to sell the assets in satisfaction of the loan for the benefit of the lenders.

As described in Note 3, Loan #9 remains on non-accrual status and the Company will continue to cease further recognition of income until such events of default are cured or obligations are repaid. As of September 30, 2023, Loan #9 is held on the consolidated balance sheet as a loan held for investment – related party with a carrying value of approximately $16.3 million and a reserve for current expected credit losses of approximately $1.3 million.

Subsequent Updates to Our Loan Portfolio

During the period from October 1, 2023 to November 8, 2023, we funded approximately $4.0 million to the borrower of Loan #18 and $5.2 million to the borrower of Loan #27.

Dividends Declared Per Share

During the three months ended September 30, 2023, we declared an ordinary cash dividend of $0.47 per share of our common stock, relating to the third quarter of 2023, which was paid on October 13, 2023 to stockholders of record as of the close of business on September 29, 2023. The total amount of the cash dividend payment was approximately $8.5 million.

The payment of this dividend is not indicative of our ability to pay such dividends in the future.

Results of Operations

Comparison of the three months ended September 30, 2023 and 2022

	For the three months ended September 30,		Variance
	2023	2022	Amount	%
Revenues
Interest income	$15,183,450	$13,795,097	$1,388,353	10%
Interest expense	(1,449,143)	(861,348)	(587,795)	68%
Net interest income	13,734,307	12,933,749	800,558	6%

Expenses
Management and incentive fees, net	1,601,387	1,347,421	253,966	19%
General and administrative expense	1,251,307	1,076,798	174,509	16%
Professional fees	491,107	348,785	142,322	41%
Stock based compensation	540,426	84,891	455,535	537%
(Reversal)/provision for current expected credit losses	(41,351)	306,885	(348,236)	(113)%
Total expenses	3,842,876	3,164,780	678,096	21%
Change in unrealized gain on debt securities, at fair value	85,567	-	85,567	100%
Net Income before income taxes	9,976,998	9,768,969	208,029	2%
Income tax expense		-
Net Income	$9,976,998	$9,768,969	$208,029	2%

●	Interest income increased by approximately $1.4 million, or 10%, during the quarter ended September 30, 2023, compared to the quarter ended September 30, 2022. The increase was driven primarily by an increase in the Prime Rate from 6.25% as of September 30, 2022, to 8.50% as of September 30, 2023, impacting approximately 81.1% of the Company’s loans, as of September 30, 2023, which bear a floating rate. Additionally, we recognized approximately $288 thousand of income from fees during the quarter ended September 30, 2023 as compared to $196 thousand for the same period in 2022.

●	Net interest income increased approximately $0.8 million or 6%, over the comparative period. The increase was attributable to the increase in interest income described above, offset by a corresponding increase in interest expense driven by the timing of borrowings and increase in the Prime Rate as noted above given the Revolving Loan bears interest at the Prime Rate plus an Applicable Margin. The outstanding balance on the Revolving Loan was $63.0 million and $53.0 million, as of September 30, 2023 and 2022, respectively.

●	We incurred base management and incentive fees payable to our Manager of approximately $1.6 million for the three months ended September 30, 2023, as compared to approximately $1.3 million for the three months ended September 30, 2022. The increase was primarily attributable to greater assets under management, which was offset by fewer origination fee offsets in the three months ended September 30, 2023 of approximately $0, compared to approximately $193 thousand for the three months ended September 30, 2022, as well as an increase in weighted average equity as defined by the Management Agreement for the comparable period.

●	General and administrative expenses and professional fees increased by approximately $317 thousand for the three months ended September 30, 2023, as compared to the three months ended September 30, 2022. The increase was primarily due to an increase in overhead reimbursements for costs incurred by the Manager on behalf of the Company which were $1.1 million for the three months ended September 30, 2023 compared to $1.0 million for the three months ended September 30, 2022.

●

Stock based compensation increased by $0.5 million for the three months ended September 30, 2023, as compared to the three months ended September 30, 2022. The increase over the comparable period was driven by the grant of 323,452 restricted stock awards to employees of our Manager during the nine months ended September 30, 2023.

●

Reversal for current expected credit losses was $41 thousand in the three months ended September 30, 2023 as compared to a provision of $307 thousand in the three months ended September 30, 2022, resulting from changes in risk ratings from September 30, 2022 to September 30, 2023, which are due to both borrower specific credit changes, and quarterly re-evaluations of overall current macroeconomic conditions affecting our borrowers and the industry. Changes in portfolio risk composition, and other loan specific factors such as shorter average remaining loan terms and loan repayments during the three months ended September 30, 2023 also contributed to the reversal in the third quarter of 2023. Additionally, during the three-month period ended September 30, 2023, the Company observed that valuation multiples of publicly traded companies in the industry improved as a result of macro-economic factors. Such factors include but are not limited to; expectations surrounding future interest rate hikes by the Federal Reserve and public announcements about proposed regulatory reform relating to a potential rescheduling of cannabis at the federal level. Management contemplates the impacts of these macro-economic factors during the forecast period when determining enterprise value and ultimately, the CECL reserve. Estimates may change in future periods based on available future macro-economic data and might result in a material change in the Company’s future estimates of expected credit losses for its loan portfolio.

The current expected credit loss reserve represents approximately 150 basis points of our aggregate loan commitments held at carrying value of approximately $5.1 million which was bifurcated between (i) the current expected credit loss reserve (contra-asset) related to outstanding balances on loans held at carrying value of approximately $5.1 million and (ii) a liability for unfunded commitments of $0.1 million as of September 30, 2023, as compared to approximately 44 basis points as of September 30, 2022, and was bifurcated between (i) the current expected credit loss reserve (contra-asset) related to outstanding balances on loans held at carrying value of approximately $1.5 million and (ii) a liability for unfunded commitments of $54 thousand. The liability is based on the unfunded portion of loan commitments over the full contractual period over which we are exposed to credit risk through a current obligation to extend credit. Management considered the likelihood that funding will occur, and if funded, the expected credit loss on the funded portion. We continuously evaluate the credit quality of each loan by assessing the risk factors of each loan.

Comparison of the nine months ended September 30, 2023 and 2022

	For the nine months ended September 30,		Variance
	2023	2022	Amount	%
Revenues
Interest income	$46,369,976	$35,478,178	$10,891,798	31%
Interest expense	(4,062,365)	(1,383,172)	(2,679,193)	194%
Net interest income	42,307,611	34,095,006	8,212,605	24%

Expenses
Management and incentive fees, net	5,539,059	3,266,487	2,272,572	70%
General and administrative expense	3,833,733	2,410,151	1,423,582	59%
Professional fees	1,598,376	1,649,360	(50,984)	(3)%
Stock based compensation	942,605	328,356	614,249	187%
Provision/(reversal) for current expected credit losses	1,193,880	1,403,892	(210,012)	(15)%
Total expenses	13,107,653	9,058,246	4,049,407	45%
Change in unrealized gain on debt securities, at fair value	112,767	-	112,767	100%
Net Income before income taxes	29,312,725	25,036,760	4,275,965	17%
Income tax expense	-	-	-	0%
Net Income	$29,312,725	$25,036,760	$4,275,965	17%

●

Interest income increased by approximately $10.9 million, or 31%, during the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022. The increase was driven primarily by an increase in the Prime Rate discussed above, impacting approximately 81.1% of the Company’s loans, which bear a floating rate as of September 30, 2023, compared to 59.7% as of September 30, 2022. Additionally, we recognized approximately $2.0 million of income from fees during the nine months ended September 30, 2023 as compared to $0.6 million for the same period in 2022.

●	Interest expense increased approximately $2.7 million over the comparative period resulting from timing of borrowings and amounts outstanding under the Revolving Loan, but primarily due to the series of Prime Rate increases from 6.25% to 8.50% as of September 30, 2023. Additionally, the Company increased the availability under the Revolving Loan from $65.0 million as of September 30, 2022 to $100.0 million as of September 30, 2023, resulting in an increase to unused fee interest expense (25 basis points of amounts outstanding) over the comparative period.

●	We incurred base management and incentive fees payable to our Manager of approximately $5.5 million for the nine months ended September 30, 2023, as compared to approximately $3.3 million for the nine months ended September 30, 2022, an increase of approximately $2.3 million. The increase was primarily attributable to greater assets under management, which was offset by fewer origination fee offsets in the nine months ended September 30, 2023 of approximately $0.1 million, compared to approximately $1.3 million for the nine months ended September 30, 2022 as well as an increase in weighted average equity as defined by the Management Agreement over the comparable period.

●	General and administrative expenses and professional fees increased by approximately $1.4 million for the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022. The increase was primarily due to an increase in overhead reimbursements for costs incurred by the Manager of $3.5 million for the nine months ended September 30, 2023 compared to $2.1 million for the same period in 2022, offset by a decrease in professional fees of $0.1 million.

●

Stock based compensation increased by $0.6 million for the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022. The increase was driven by the grant of 323,452 restricted stock awards to employees of our Manager during the nine months ended September 30, 2023.

●

Provision for current expected credit losses decreased by 0.2 million in the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022, primarily due to changes in risk ratings from September 30, 2022 to September 30, 2023 which are due to both borrower specific credit changes, and quarterly re-evaluations of overall current macroeconomic conditions affecting our borrowers and the industry. Changes in portfolio risk composition resulting from principal paydowns and new fundings, also contributed to the decrease, with reserves on new 2023 originations representing a smaller portion of the reserve than loans originated in prior years. This is the result of improvement in enterprise valuations of our borrowers, driven by valuation multiples of comparable companies increasing during the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022.

The current expected credit loss reserve represents approximately 150 basis points of our aggregate loan commitments held at carrying value of approximately $5.1 million which was bifurcated between (i) the current expected credit loss reserve (contra-asset) related to outstanding balances on loans held at carrying value of approximately $5.1 million and (ii) a liability for unfunded commitments of $0.1 million. The liability is based on the unfunded portion of loan commitments over the full contractual period over which we are exposed to credit risk through a current obligation to extend credit. Management considered the likelihood that funding will occur, and if funded, the expected credit loss on the funded portion. We continuously evaluate the credit quality of each loan by assessing the risk factors of each loan.

Loan Portfolio

As of September 30, 2023 and December 31, 2022, our portfolio included 27 and 22 loans held for investment, of approximately $338.8 million and $339.3 million at carrying value, respectively, prior to the reserve for current expected credit losses. The aggregate originated commitment under these loans was approximately $355.9 million and $351.4 million and outstanding principal was approximately $341.8 million and $343.0 million as of September 30, 2023 and December 31, 2022, respectively. As of September 30, 2023 and December 31, 2022, our loan portfolio had a weighted-average yield-to-maturity internal rate of return (“YTM IRR”) of 19.3% and 19.7%, respectively, and was substantially secured by real estate and, with respect to certain of our loans, substantially all assets of the borrowers and certain of their subsidiaries, including equipment, receivables, and licenses. YTM IRR is calculated using various inputs, including (i) cash and paid-in-kind (“PIK”) interest, which is capitalized and added to the outstanding principal balance of the applicable loan, (ii) original issue discount (“OID”), (iii) amortization, (iv) unused fees, and (v) exit fees. Certain of our loans have extension fees, which are not included in our YTM IRR calculations, but may increase YTM IRR if such extension options are exercised by borrowers.

As of September 30, 2023 and December 31, 2022, approximately 81.1% and 83.1%, respectively, of our portfolio was comprised of floating rate loans that pay interest at the Prime Rate plus an applicable margin and were subject to a Prime Rate floor. The Prime Rate was 3.25% for the period from January 1, 2022 through March 16, 2022, increased to 3.50% effective March 17, 2022, increased to 4.00% effective May 5, 2022, increased to 4.75% effective June 16, 2022, increased to 5.50% effective July 28, 2022, increased to 6.25% effective September 22, 2022, increased to 7.00% effective November 3, 2022, increased to 7.50% effective December 15, 2022, increased to 7.75% effective February 2, 2023, increased to 8.00% effective March 23, 2023, increased to 8.25% effective May 4, 2023 and increased again to 8.50% effective July 27, 2023. The below summarizes our portfolio as of September 30, 2023:

Loan	Location(s)	Initial Funding Date (1)	Maturity Date (2)	Total Commitment (3)	Principal Balance	Original Issue (Discount)	Carrying Value	Percent of Our Loan Portfolio	Future Fundings	Interest Rate (4)	Periodic Payment (5)	YTM IRR (6)
1	Various	10/27/2022	10/30/2026	$30,000,000	$30,000,000	$(692,213)	$29,307,787	8.7%	-	P+6.5% Cash (10)	I/O	17.3%
2	Michigan	1/13/2022	12/31/2024	35,891,668	38,400,627	(101,451)	38,299,176	11.3%	-	P+6.65% Cash, 3.25% PIK (16)	P&I	18.0%
3(17)	Various	3/25/2021	11/29/2024	20,105,628	20,524,482	(307,143)	20,217,339	6.0%	-	P+10.38% Cash, 2.75% PIK (7)	P&I	23.2%
4	Arizona	4/19/2021	12/31/2023	14,120,000	14,722,749	-	14,722,749	4.3%		P+11.75% Cash (14)	I/O	18.1%
5	Massachusetts	4/19/2021	4/30/2025	3,500,000	3,197,120	-	3,197,120	0.9%	204,000	P+12.25% Cash (7)	P&I	22.4%
6	Michigan	8/20/2021	2/20/2024	6,000,000	4,264,421	(1,499)	4,262,922	1.3%	1,500,000	P+9% Cash (7)	P&I	20.8%
7	Illinois, Arizona	8/24/2021	6/30/2025	25,000,000	20,913,172	(150,172)	20,763,000	6.1%	-	P+6% Cash, 2% PIK (11)	P&I	18.6%
8	West Virginia	9/1/2021	9/1/2024	9,500,000	11,086,045	(58,421)	11,027,624	3.3%	-	P+9.25% Cash, 2% PIK (15)	P&I	26.1%
9(18)	Pennsylvania	9/3/2021	6/30/2024	15,000,000	16,278,729	-	16,278,729	4.8%	-	P+10.75% Cash, 3% PIK (7)	P&I	19.3%
10	Michigan	9/30/2021	9/30/2024	470,411	169,871	-	169,871	0.1%	-	11% Cash	P&I	21.4%
11	Maryland	9/30/2021	9/30/2024	32,000,000	33,142,423	(357,973)	32,784,450	9.7%	-	P+8.75% Cash, 2% PIK (7)	I/O	22.0%
12	Various	11/8/2021	10/31/2024	13,574,667	8,710,222	(68,215)	8,642,007	2.6%	-	P+9% Cash (12)	P&I	19.8%
13	Michigan	11/22/2021	11/1/2024	13,100,000	13,004,225	(74,165)	12,930,060	3.8%	-	P+6% Cash, 1.5% PIK (11)	I/O	18.9%
14	Various	12/27/2021	12/27/2026	5,000,000	5,125,000	-	5,125,000	1.5%	-	P+12.25% Cash, 2.5% PIK (8)	P&I	23.5%
16	Florida	12/30/2021	12/31/2024	13,000,000	4,887,500	(23,849)	4,863,651	1.4%	5,500,000	P+9.25% Cash (7)	I/O	33.6%
17	Florida	1/18/2022	1/31/2025	15,000,000	15,000,000	(168,338)	14,831,662	4.4%	-	P+4.75% Cash (10)	P&I	14.4%
18	Ohio	2/3/2022	2/28/2025	11,662,050	13,000,915	(112,166)	12,888,749	3.8%	-	P+1.75% Cash, 5% PIK(11)	P&I	22.1%
19	Florida	3/11/2022	8/29/2025	20,000,000	20,537,025	(55,525)	20,481,500	6.0%	-	11% Cash, 3% PIK	P&I	15.5%
20	Missouri	5/9/2022	5/30/2025	17,000,000	17,602,435	(92,534)	17,509,901	5.2%	-	11% Cash, 2% PIK	P&I	14.7%
21	Illinois	7/1/2022	7/29/2026	9,000,000	5,192,975	(62,438)	5,130,537	1.5%	4,000,000	P+8.5% Cash, 3% PIK	P&I	25.6%
22	Maryland	1/24/2023	1/24/2026	11,250,000	10,795,144	(521,647)	10,273,497	3.0%	-	P+5.75% Cash, 1.4% PIK (10)	P&I	20.4%
23	Arizona	3/27/2023	3/31/2026	2,000,000	1,920,000	(41,500)	1,878,500	0.6%	-	P+7.5% Cash (13)	P&I	18.9%
24	Oregon	3/31/2023	9/27/2026	1,000,000	900,000	-	900,000	0.3%	-	P+10.5% Cash (9)	P&I	21.7%
25	New York	8/1/2023	6/29/2036	18,746,662	18,417,846	-	18,417,846	5.4%	-	15% Cash	P&I	16.7%
26	Connecticut	8/31/2023	2/27/2026	5,450,000	5,450,000	(131,763)	5,318,237	1.6%	-	14% Cash	P&I	19.1%
27	Nebraska	8/15/2023	6/30/2027	6,103,870	6,103,870	-	6,103,870	1.8%	-	P+8.75% Cash	P&I	19.0%
28	Ohio	9/13/2023	3/13/2025	2,466,705	2,466,705	-	2,466,705	0.7%	-	15% Cash	P&I	17.4%
Current expected credit losses				-	-	-	(5,112,195)
Total loans held at carrying value				355,941,661	341,813,501	(3,021,012)	333,680,294	100.0%	11,204,000		Wtd Average	19.3%

(1)	All loans originated prior to April 1, 2021 were purchased from affiliated entities at fair value plus accrued interest on or subsequent to April 1, 2021.

(2)	Certain loans are subject to contractual extension options and may be subject to performance based on other conditions as stipulated in the loan agreement. Actual maturities may differ from contractual maturities stated herein as certain borrowers may have the right to prepay with or without a contractual prepayment penalty. The Company may also extend contractual maturities and amend other terms of the loans in connection with loan modifications.

(3)	Total Commitment excludes future amounts to be advanced at sole discretion of the lender and reflects receipt of scheduled amortization payments as of September 30, 2023.

(4)	“P” = prime rate and depicts floating rate loans that pay interest at the prime rate plus a specific percentage; “PIK” = paid-in-kind interest; subtotal represents weighted average interest rate.

(5)	P&I = principal and interest. I/O = interest only. P&I loans may include interest only periods for a portion of the loan term.

(6)	Estimated YTM includes a variety of fees and features that affect the total yield, which may include, but is not limited to, OID, exit fees, prepayment fees, unused fees and contingent features. OID is recognized as a discount to the funded loan principal and is accreted to income over the term of the loan. The estimated YTM calculations require management to make estimates and assumptions, including, but not limited to, the timing and amounts of loan draws on delayed draw loans, the timing and collectability of exit fees, the probability and timing of prepayments and the probability of contingent features occurring. For example, certain credit agreements contain provisions pursuant to which certain PIK interest rates and fees earned by us under such credit agreements will decrease upon the satisfaction of certain specified criteria which we believe may improve the risk profile of the applicable borrower. To be conservative, we have not assumed any prepayment penalties or early payoffs in our estimated YTM calculation. Estimated YTM is based on current management estimates and assumptions, which may change. Actual results could differ from those estimates and assumptions.

(7)	This Loan is subject to a prime rate floor of 3.25%

(8)	This Loan is subject to a prime rate floor of 4.75%

(9)	This Loan is subject to a prime rate floor of 5.50%

(10)	This Loan is subject to a prime rate floor of 6.25%

(11)	This Loan is subject to a prime rate floor of 7.00%

(12)	This Loan is subject to a prime rate floor of 7.50%

(13)	This Loan is subject to a prime rate floor of 8.00%

(14)	This Loan is subject to a prime rate floor of 8.25%

(15)	This Loan is subject to a prime rate floor of 4.00%

(16)	This Loan is subject to a prime rate cap of 5.85%

(17)	The aggregate loan commitment to Loan #3 includes a $15.9 million initial commitment which has a base interest rate of 13.625%, 2.75% PIK and a second commitment of $4.2 million which has an interest rate of 15.00%, 2.00% PIK. The statistics presented reflect the weighted average of the terms under all advances for the total aggregate loan commitment.

(18)

As of May 1, 2023, Loan #9 was placed on non-accrual status and continues to be on non-accrual as of September 30, 2023. Loan #9 is included on the consolidated balance sheet as a loan held for investment – related party (Note 7).

The following tables summarize our loans held for investment as of September 30, 2023 and December 31, 2022:

	As of September 30, 2023
	Outstanding Principal (1)	Original Issue Discount	Carrying Value (1)	Weighted Average Remaining Life (Years) (2)
Senior Term Loans	$341,813,501	$(3,021,012)	$338,792,489	2.2
Current expected credit loss reserve	-	-	(5,112,195)
Total loans held at carrying value, net	$341,813,501	$(3,021,012)	$333,680,294

	As of December 31, 2022
	Outstanding Principal (1)	Original Issue Discount	Carrying Value (1)	Weighted Average Remaining Life (Years) (2)
Senior Term Loans	$343,029,334	$(3,755,796)	$339,273,538	2.2
Current expected credit loss reserve	-	-	(3,940,939)
Total loans held at carrying value, net	$343,029,334	$(3,755,796)	$335,332,599

(1)	The difference between the Carrying Value and the Outstanding Principal amount of the loans consists of unaccreted original issue discount, deferred loan fees and other upfront fees. Outstanding principal balance includes capitalized PIK interest, if applicable.

(2)	Weighted average remaining life is calculated based on the carrying value of the loans as of September 30, 2023 and December 31, 2022, respectively.

The following tables present changes in loans held for investment at carrying value as of and for the nine months ended September 30, 2023 and 2022:

	Principal (1)	Original Issue Discount	Current Expected Credit Loss Reserve	Carrying Value (1)
Balance at December 31, 2022	$343,029,334	$(3,755,796)	$(3,940,939)	$335,332,599
New fundings	68,677,238	(1,254,590)	-	67,422,648
Principal repayment of loans	(62,837,108)	-	-	(62,837,108)
Accretion of original issue discount	-	1,989,374	-	1,989,374
Sale of loan (2)	(13,399,712)	-	-	(13,399,712)
PIK Interest	6,343,749	-	-	6,343,749
Current expected credit loss reserve	-	-	(1,171,256)	(1,171,256)
Balance at September 30, 2023	$341,813,501	$(3,021,012)	$(5,112,195)	$333,680,294

(1)	The difference between the Carrying Value and the Outstanding Principal amount of the loans consists of unaccreted original issue discount, deferred loan fees and other upfront fees. Outstanding principal balance includes capitalized PIK interest, if applicable.

(2)	One loan was reclassified as held for sale from loans held for investment as the decision was made to sell the loan during the nine months ended September 30, 2023 to a syndicate of co-lenders which includes a third party and two affiliates under common control with our Manager. The sale was executed on March 31, 2023.

	Principal (1)	Original Issue Discount	Current Expected Credit Loss Reserve	Carrying Value (1)
Balance at December 31, 2021	$200,632,056	$(3,647,490)	$(134,542)	$196,850,024
New fundings	143,624,312	(2,180,593)	-	141,443,719
Principal repayment of loans	(6,892,654)	-	-	(6,892,654)
Accretion of original issue discount	-	2,139,972	-	2,139,972
Sale of loans	(6,957,500)	260,723	-	(6,696,777)
PIK Interest	4,096,721	-	-	4,096,721
Current expected credit loss reserve	-	-	(1,363,391)	(1,363,391)
Balance at September 30, 2022	$334,502,935	$(3,427,388)	$(1,497,933)	$329,577,614

(1)	The difference between the Carrying Value and the Outstanding Principal amount of the loans consists of unaccreted original issue discount, deferred loan fees and loan origination costs. Outstanding principal balance includes capitalized PIK interest, if applicable.

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

The following table provides a reconciliation of GAAP net income to Distributable Earnings and Adjusted Distributable Earnings (in thousands, except per share data):

	For the three months ended	For the three months ended	For the nine months ended	For the nine months ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Net Income	$9,976,998	$9,768,969	$29,312,725	$25,036,760
Adjustments to net income
Non-cash stock compensation expense	540,426	84,891	942,605	328,356
Depreciation and amortization	146,676	138,549	405,778	379,644
(Reversal)/provision for current expected credit losses	(41,351)	306,885	1,193,880	1,403,892
Change in unrealized (gain) on debt securities, at fair value	(85,567)	-	(112,767)	-
Distributable Earnings	$10,537,182	$10,299,294	$31,742,221	$27,148,652
Adjustments to Distributable Earnings	-	-	-	-
Adjusted Distributable Earnings	10,537,182	10,299,294	31,742,221	27,148,652
Basic weighted average shares of common stock outstanding (in shares)	18,175,467	17,657,913	18,052,293	17,652,367
Adjusted Distributable Earnings per Weighted Average Share	$0.58	$0.58	$1.76	$1.54
Diluted weighted average shares of common stock outstanding (in shares)	18,562,930	17,752,290	18,269,171	17,747,612
Adjusted Distributable Earnings per Weighted Average Share	$0.57	$0.58	$1.74	$1.53

Book Value Per Share

The book value per share of our common stock as of September 30, 2023 and December 31, 2022 was approximately $15.17 and $14.86, respectively.

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

As of September 30, 2023 and December 31, 2022, all of our cash was unrestricted and totaled approximately $8.7 million and $5.7 million, respectively. We believe that our cash on hand, capacity available under our Revolving Loan, and cash flows from operations for the next twelve months will be sufficient to satisfy the operating requirements of our business through at least the next twelve months. The sources of financing for our target investments are described below.

Credit Facility

As of September 30, 2023 and December 31, 2022, unamortized debt issuance costs related to the Revolving Loan, including all amendments and amendments and restatements thereto, as applicable, of $516,261 and $805,596, respectively, are recorded in other receivables and assets, net on the consolidated balance sheets.

As of and for the nine months ended September 30, 2023, the Company had net borrowings of $5.0 million against the Revolving Loan. As of September 30, 2023, the Company had $37.0 million available and $63.0 million outstanding under the Revolving Loan (Note 6).

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

Cash Flows

The following table sets forth changes in cash and cash equivalents for the nine months ended September 30, 2023 and 2022, respectively:

	For the nine months ended September 30, 2023	For the nine months ended September 30, 2022

Net income	$29,312,725	$25,036,760
Adjustments to reconcile net income to net cash provided by/(used in) operating activities and changes in operating assets and liabilities	(16,399,989)	(12,658,931)
Net cash provided by operating activities	12,912,736	12,377,829
Net cash provided by/(used in) investing activities	8,814,172	(120,724,572)
Net cash (used in)/provided by financing activities	(18,740,578)	37,429,747
Net increase (decrease) in cash and cash equivalents	$2,986,330	$(70,916,996)

Net Cash Provided by Operating Activities

For the nine months ended September 30, 2023 and 2022, we reported “Net cash provided by operating activities” of approximately $12.9 million and $12.4 million, respectively. Net cash provided by operating activities increased approximately $0.5 million, primarily attributable to an increase in net income over the comparable period of $4.3 million, a change in the interest reserve for applied interest payments of approximately $8.6 million, a decrease in provision for current expected credit losses of approximately $0.2 million, and a decrease in accounts payable and accrued expenses of approximately $0.4 million. These changes were offset by the purchase of $3.4 million of debt securities, at fair value, an increase in PIK interest of approximately $2.2 million, an increase in interest receivable of approximately $0.5 million, an increase in related party net receivable of approximately $3.0 million, an increase in management and incentive fees payable of approximately $2.2 million, an increase in stock based compensation of approximately $0.6 million, and $0.1 million in unrealized gain relating to the purchase of debt securities, at fair value, over the comparable period.

Net Cash Provided by/(Used in) Investing Activities

For the nine months ended September 30, 2023 and 2022, we reported “Net cash provided by/(used in) investing activities” of approximately $8.8 million and ($120.7) million, respectively.

For the nine months ended September 30, 2023, cash outflows primarily related to $67.4 million used for the origination and funding of loans held for investment, partially offset by $13.4 million received from the sales of loans and $62.8 million of cash received from the principal repayment of loans held for investment.

For the nine months ended September 30, 2022, cash outflows primarily related to $134.3 million used for the origination and funding of loans held for investment, partially offset by $6.7 million of cash received from the sales of loans and approximately $6.9 million of cash received from the principal repayment of loans held for investment.

Net Cash (Used in)/Provided by Financing Activities

For the nine months ended September 30, 2023 and 2022, we reported “Net cash (used in)/provided by financing activities” of approximately ($18.7) million and $37.4 million, respectively.

For the nine months ended September 30, 2023, cash inflows of approximately $7.2 million related to proceeds received from sales of our common stock through the registered direct offering and ATM offering of $6.0 million and $1.2 million, respectively. Additionally, we had cash inflows related to draw downs on our Revolving Loan of $64 million, which were offset by $59.0 million in repayments on our Revolving Loan, approximately $30.6 million in dividends paid, approximately $0.1 million in debt issuance costs paid, and approximately $0.3 million in offering costs paid associated with the registered direct offering and ATM offering.

For the nine months ended September 30, 2022, cash inflows primarily related to approximately $4.5 million received from the underwriters’ partial exercise of their over-allotment option in connection with our initial public offering and $53.0 million related to draw downs on our Revolving Loan, offset by approximately $19.9 million in dividends paid, and approximately $0.2 million in debt issuance costs and offering costs paid in connection with our Revolving Loan and initial public offering.

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

The following table summarizes the Company’s dividends declared during the nine months ended September 30, 2023 and 2022, respectively.

	Record Date	Payment Date	Common Share Distribution Amount	Taxable Ordinary Income	Return of Capital	Section 199A Dividends
Regular cash dividend	3/31/2023	4/14/2023	$0.47	$0.47	$-	$0.47
Regular cash dividend	6/30/2023	7/14/2023	$0.47	$0.47	$-	$0.47
Regular cash dividend	9/29/2023	10/13/2023	$0.47	$0.47	$-	$0.47
Total cash dividend			$1.41	$1.41	$-	$1.41

	Record Date	Payment Date	Common Share Distribution Amount	Taxable Ordinary Income	Return of Capital	Section 199A Dividends
Regular cash dividend	3/31/2022	4/14/2022	$0.40	$0.40	$-	$0.40
Regular cash dividend	6/30/2022	7/15/2022	$0.47	$0.47	$-	$0.47
Regular cash dividend	9/30/2022	10/14/2022	$0.47	$0.47	$-	$0.47
Total cash dividend			$1.34	$1.34	$-	$1.34

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

The risk ratings are primarily based on historical data and current conditions specific to each portfolio company, as well as consideration of future economic conditions and each borrower’s estimated ability to meet debt service requirements. The risk ratings shown in the following table as of September 30, 2023 and December 31, 2022 consider borrower specific credit history and performance and quarterly re-evaluation of overall current macroeconomic conditions affecting the borrowers. As interest rates have increased due to rising rates from the Federal Reserve Board, it has impacted borrowers’ ability to service their debt obligations on a global scale. Changes in risk ratings had an effect on the level of the current expected credit loss reserve though, other than the one loan placed on non-accrual status, the loans continued to perform as expected. For approximately 74.3% of the portfolio, the fair value of the underlying real estate collateral exceeded the amounts outstanding under the loans as of September 30, 2023. The remaining approximately 25.7% of the portfolio, while not fully collateralized by real estate, may be partially collateralized by real estate and was secured by other forms of collateral including equipment, receivables, licenses and/or other assets of the borrowers to the extent permitted by applicable laws and regulations governing such borrowers.

As of September 30, 2023 and December 31, 2022, the carrying value, excluding the CECL Reserve, of the Company’s loans within each risk rating by year of origination is as follows:

	As of September 30, 2023(1)(2)						As of December 31, 2022(1)
Risk Rating	2023	2022	2021	2020	2019	Total	2022	2021	2020	2019	Total
1	$10,273,497	$37,991,401	$169,871	$-	$-	$48,434,769	$-	$274,406	$-	$-	$274,406
2	26,514,583	112,727,913	36,509,859	-	-	175,752,355	94,467,449	88,444,868	29,140,546	-	212,052,863
3	8,570,575	5,130,537	58,875,151	-	-	72,576,263	30,415,113	83,131,444	-	-	113,546,557
4	-	-	42,029,102	-	-	42,029,102	-	13,399,712	-	-	13,399,712
5	-	-		-	-	-	-	-	-	-	-
Total	$45,358,655	$155,849,851	$137,583,983	$-	$-	$338,792,489	$124,882,562	$185,250,430	$29,140,546	$-	$339,273,538

(1)	Amounts are presented by loan origination year with subsequent advances shown in the original year of origination.

(2)	Loan #9 placed on non-accrual status is included in risk rating category “4”.

Accounting Policies and Estimates

As of September 30, 2023, there were no significant changes in the application of our accounting policies or estimates from those presented in our annual report on Form 10-K. Refer to Note 2 to our consolidated financial statements for the nine months ended September 30, 2023, titled “Significant Accounting Policies” for information on recent accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks in the ordinary course of our business. These risks primarily relate to fluctuations in interest rates. Our loans are typically valued using a yield analysis, which is typically performed for performing loans to borrowers. Changes in market yields may change the fair value of certain of our loans. Generally, an increase in market yields may result in a decrease in the fair value of certain of our loans, however this is mitigated to the extent our loans bear interest at a floating rate. As of September 30, 2023, we had 21 floating-rate loans, representing approximately 81.1% of our loan portfolio based on aggregate outstanding principal balances, subject to a Prime Rate floor. We estimate that a hypothetical 100 basis points increase in the Prime Rate would result in an increase in annual cash interest income, excluding the effects of PIK interest, of approximately $2.8 million and a 100 basis points decrease in the Prime Rate would result in a decrease in annual interest income of approximately $(2.8) million. Our loans generally have a Prime Rate floor established at the prevailing Prime Rate at the time of origination. Refer to Note 3 for Prime Rate floor by loan.

In addition, our Revolving Loan is exposed to similar market risks. Changes in market rates may change the fair value of our Revolving Loan as our loan bears interest at the greater of (1) the Prime Rate plus the applicable margin and (2) 3.25%. As of September 30, 2023, we had an outstanding balance of $63.0 million under the Revolving Loan. Based on our outstanding balance as of September 30, 2023, we estimate that a hypothetical 100 basis points increase in the Prime Rate would result in an increase in annual cash interest expense, excluding unused fees, of approximately $0.6 million and a 100 basis points decrease in the Prime Rate would result in a decrease in annual interest expense of approximately $0.6 million.

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

While we believe the principal amounts of our loans are generally adequately protected by underlying collateral value, there is a risk that we will not realize the entire principal value of certain loans, particularly those not fully collateralized by real estate. In order to mitigate that risk, our loans are generally collateralized by other assets, such as equipment, receivables, licenses or other assets of the borrowers to the extent permitted by applicable laws and regulations. In addition, we seek to impose strict loan covenants and seek personal or corporate guarantees for additional protection. As of September 30, 2023, 74% of our portfolio is fully secured by real estate. Our portfolio on average had real estate collateral coverage of 1.5x as of September 30, 2023, and all of our loans are secured by equity pledges of the borrower and all asset liens. As of September 30, 2022, 96% of our portfolio was fully secured by real estate and 4% had limited or no real estate collateral. Our portfolio on average had real estate collateral coverage of 1.9x as of September 30, 2022 and all of our loans were secured by equity pledges of the borrower and all asset liens.

Credit Risk

We are subject to varying degrees of credit risk in connection with our loans and interest receivable. Our Manager seeks to mitigate this risk by seeking to originate loans, and may in the future acquire loans, of higher quality at appropriate prices given anticipated and unanticipated losses, by employing a comprehensive review and selection process and by proactively monitoring originated and acquired loans. Nevertheless, unanticipated credit losses could occur that could adversely impact our operating results. For additional information regarding the credit risk associated with our loans and interest receivables, see “Risk Factors- Loans to relatively new and/or small companies and companies operating in the cannabis industry generally involve significant risks” in our Annual Report on Form 10-K for the year ended December 31, 2022.

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

Our loan portfolio as of September 30, 2023 and December 31, 2022, was concentrated with the top three borrowers representing approximately 29.7% and 29.4% of principal outstanding and approximately 27.5% and 27.9% of the total commitments, respectively. As of and for the nine months ended September 30, 2023 and 2022, the top three borrowers represented approximately 28.7% and 28.8% of the total interest income, respectively. The largest loan represented approximately 11.2% and 10.9% of principal outstanding and approximately 10.1% and 10.2% of the total commitments as of September 30, 2023 and December 31, 2022, respectively.

As of September 30, 2023 and December 31, 2022, our borrowers have operations in the jurisdiction noted within the table below based on real estate collateral location or principal place of business:

	As of September 30, 2023
Jurisdiction	Outstanding Principal	Percentage of Loan Portfolio
Maryland	64,401,925	19%
Michigan	55,839,144	16%
Florida	48,928,269	14%
Illinois	24,758,610	7%
Arizona	24,116,589	7%
Pennsylvania	21,817,641	6%
Ohio	20,122,745	6%
New York	18,417,846	6%
Missouri	17,602,435	5%
West Virginia	17,758,874	5%
Massachusetts	9,538,894	3%
Nebraska	6,103,870	2%
Connecticut	5,450,000	2%
Nevada	6,056,659	2%
Oregon	900,000	0%
	341,813,501	100%

	As of December 31, 2022
Jurisdiction	Outstanding Principal	Percentage of Loan Portfolio
Maryland	53,394,180	16%
Michigan	58,823,506	17%
Florida	51,421,128	15%
Illinois	30,302,490	9%
Arizona	19,266,104	6%
Pennsylvania	34,606,585	10%
Ohio	45,116,990	13%
New York	-	0%
Missouri	17,337,220	5%
West Virginia	11,640,004	3%
Massachusetts	15,031,751	4%
Nebraska	-	0%
Connecticut	-	0%
Nevada	6,089,376	2%
Oregon	-	0%
	343,029,334	100%

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

In connection with the preparation of this quarterly report on Form 10-Q, our management, including the CEO and Interim CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2023. Based on that evaluation, our CEO and Interim CFO have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2023 to ensure that (a) information required to be disclosed in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the forms and rules of the SEC and (b) such information is accumulated and communicated to management, including the CEO and Interim CFO, to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2023 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

During the nine months ended September 30, 2023, inflation in the United States has remained at an elevated level and may remain at an elevated level in the near-term. Rising inflation could have an adverse impact on any variable rate debt we may incur in the future, and our general and administrative expenses, as these costs could increase at a rate higher than our interest income and other revenue. The Federal Reserve has raised interest rates multiple times since March 2022 to combat inflation and restore price stability and rates may continue to rise throughout the remainder of 2023. To the extent our borrowing costs increase faster than the interest income earned from our floating-rate loans, such increases may adversely affect our cash flows.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None of the Company’s officers or directors have adopted, modified or terminated trading plans under either a Rule 10b5-1 or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933) for the three months ended September 30, 2023.

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

CHICAGO ATLANTIC REAL ESTATE FINANCE, INC.

Dated: November 8, 2023	By:	/s/ Anthony Cappell
Anthony Cappell
Chief Executive Officer
(Principal Executive Officer)

Dated: November 8, 2023	By:	/s/ Phillip Silverman
Phillip Silverman
Interim Chief Financial Officer
(Principal Financial and Accounting Officer)