Form 10-K
period 2023-12-31
Chicago Atlantic Real Estate Finance, Inc.
filed 2024-03-12
CIK 1867949

iSenior Real

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

The aggregate market value of the Registrant’s common stock held by non-affiliates as of June 30, 2023 was approximately $242.1 million based upon the closing price reported for such date by the Nasdaq Global Market.

As of March 8, 2024, there were 18,197,192 shares of the Registrant’s common stock outstanding.

Documents Incorporated by Reference

Portions of the Registrant’s definitive Proxy Statement relating to the 2024 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission, are incorporated by reference in Part III of this Annual Report on Form 10-K to the extent described therein.

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

•
our future operating results and projected operating results;
•
the ability of our Manager to locate suitable loan opportunities for us, monitor and actively manage our loan portfolio and implement our investment strategy;
•
the allocation of loan opportunities to us by our Manager;
•
the impact of inflation on our operating results;
•
actions and initiatives of the federal or state governments and changes to government policies related to cannabis and the execution and impact of these actions, initiatives and policies, including the fact that cannabis remains illegal under federal law;
•
the estimated growth in and evolving market dynamics of the cannabis market;
•
the demand for cannabis cultivation and processing facilities;
•
shifts in public opinion regarding cannabis;
•
the state of the U.S. economy generally or in specific geographic regions;
•
economic trends and economic recoveries;
•
the amount and timing of our cash flows, if any, from our loans;
•
our ability to obtain and maintain financing arrangements;
•
our expected leverage;
•
changes in the value of our loans;
•
our expected investment and underwriting process;
•
rates of default or decreased recovery rates on our loans;
•
the degree to which any interest rate or other hedging strategies may or may not protect us from interest rate volatility;
•
changes in interest rates and impacts of such changes on our results of operations, cash flows and the market value of our loans;
•
interest rate mismatches between our loans and our borrowings used to fund such loans;

ii

•
the departure of any of the executive officers or key personnel supporting and assisting us from our Manager or its affiliates;
•
impact of and changes in governmental regulations, tax law and rates, accounting guidance and similar matters;
•
our ability to maintain our exclusion or exemption from registration under the Investment Company Act;
•
our ability to qualify and maintain our qualification as a REIT for U.S. federal income tax purposes;
•
estimates relating to our ability to make distributions to our stockholders in the future;
•
our understanding of our competition;
•
market trends in our industry, interest rates, real estate values, the securities markets or the general economy; and
•
any of the other risks, uncertainties and other factors we identify in this Annual Report.

iii

PART 1

ITEM 1. BUSINESS

Overview

We are a commercial mortgage real estate investment trust ("REIT"). Our primary investment objective is to provide attractive, risk-adjusted returns for stockholders over time primarily through consistent current income dividends and other distributions and secondarily through capital appreciation. We intend to achieve this objective by originating, structuring and investing in first mortgage loans and alternative structured financings secured by commercial real estate properties. Our current portfolio is comprised primarily of senior loans to state-licensed operators in the cannabis industry, secured by real estate, equipment, receivables, licenses or other assets of the borrowers to the extent permitted by applicable laws and regulations governing such borrowers. We also invest in companies or properties that are not related to the cannabis industry that provide return characteristics consistent with our investment objective. From time to time, we may also invest in mezzanine loans, preferred equity or other forms of joint venture equity to the extent consistent with our exemption from registration under the Investment Company Act of 1940, as amended (the “Investment Company Act”) and maintaining our qualification as a REIT. We may enter into credit agreements with borrowers that permit them to incur debt that ranks equally with, or senior to, the loans we extend to such companies under such credit agreements. There is no assurance that we will achieve our investment objective. We commenced operations on March 30, 2021 and completed our initial public offering (“IPO”) in December 2021.

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

As of December 31, 2023, our portfolio is comprised primarily of first mortgage loans to established multi-state or single-state cannabis operators or property owners. In addition, we own approximately $0.8 million, at fair value, of publicly-traded corporate bonds issued by a multi-state cannabis operator. We consider cannabis operators to be established if they are state-licensed and are deemed to be operational and in good standing by the applicable state regulator. We do not own any warrants or other forms of equity in any of our portfolio companies that are involved in the cannabis industry, and we will not take warrants or equity in such issuers until permitted by applicable laws and regulations, including U.S. federal laws and regulations.

We impose strict loan covenants and seek personal or corporate guarantees for additional protection. As of December 31, 2023, 27.1% of the loans held in our portfolio based on outstanding principal, are backed by personal or corporate guarantees. We aim to maintain a diversified portfolio across jurisdictions and across verticals, including cultivators, processors, dispensaries, and other businesses ancillary thereto. In addition, we may invest in borrowers that have equity securities that are publicly traded on the Canadian Stock Exchange (“CSE”) in Canada and/or over-the-counter in the United States.

We are an externally managed Maryland corporation that elected to be taxed as a REIT under Section 856 of the Internal Revenue Code of 1986, as amended (the “Code”), commencing with our taxable year ended December 31, 2021. We believe that we have qualified as a REIT and that our method of operation will enable us to continue to qualify as a REIT. However, no assurances can be given that our beliefs or expectations will be fulfilled, since qualification as a REIT depends on us continuing to satisfy numerous asset, income and distribution tests described under “—U.S. Federal Income Tax Considerations — Taxation”, which in turn depend, in part, on our operating results. We also intend to operate our business in a manner that will permit us and our subsidiaries to maintain one or more exclusions or exemptions from registration under the Investment Company Act.

Our Manager

We are externally managed by our Manager pursuant to our Management Agreement. Our senior management team is provided by our Manager and includes John Mazarakis, our Executive Chairman, Anthony Cappell, our Co-Chief Executive Officer, Peter Sack, our Co-Chief Executive Officer, and Dr. Andreas Bodmeier, our President and Chief Investment Officer. Our Manager is supported by additional investment professionals with significant expertise in executing our investment strategy and accounting, operational, and legal professionals.

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

Upon specified termination in cash.

Summary Compensation Table

	Year ended December 31, 2023	Year ended December 31, 2022
Base Management Fees	$4,046,398	$2,783,274
Incentive Fees	4,736,436	3,778,813
Expense Reimbursement	4,799,210	3,137,861
Total	$13,582,044	$9,699,948

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

Leading Cannabis Lending Platform. Chicago Atlantic Group, LP (our “Sponsor”) and its affiliates have originated and closed more than 70 loans totaling approximately $1.8 billion to companies operating in the cannabis industry, making their first loan to a cannabis operator in April 2019. We believe we are a leading capital provider in the cannabis ecosystem with the requisite domain expertise, deep relationships, nimble execution capabilities, stringent underwriting standards, and strong risk analytics to become the lender of choice in the industry. We believe our broad network of deep relationships allows us to originate a substantial number of loans that are not broadly marketed. We believe we are differentiated from our competitors because we seek to target operators and facilities that exhibit lower-risk characteristics on a relative basis, which we believe include generally limiting exposure to ground-up construction, lending to cannabis operators with operational and profitable facilities, diversification of geographies and distribution channels, among other factors.

Sizable Portfolio with Compelling Risk-Adjusted Returns That is Secured by Different Types of Collateral. We believe our current portfolio investments have attractive risk-adjusted returns. As of December 31, 2023, the yield to maturity (“YTM”) IRR on our loans is 19.4% on a weighted average basis and ranges from 14.7% to 36.3% through coupons, OID, unused fees, exit fees, and other yield-enhancing fees, as applicable. Our loans are primarily secured by real property and certain personal property, including licenses, equipment, and other assets to the extent permitted by applicable laws and the regulations governing our borrowers.

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

Nimble Execution. We believe we have nimble execution capabilities, with the ability to redeploy capital more quickly than the typical REIT land ownership models because we offer shorter terms on our loans than typical equity REITs. Our current portfolio as of December 31, 2023 has a weighted average maturity of 2.1 years with significant prepayment protections, whereas we believe that certain competitors with typical equity REIT land ownership models often have long-term leases averaging 10 years or more. The duration of our loans, as compared to the length of leases usually employed by equity REITs, allows us to redeploy our capital with more flexibility as market changes occur instead of being locked in for longer periods of time. This model also allows our borrowers to retain control of their real estate assets, which is important to their businesses and allows for more flexibility regarding their capital structure.

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

Key elements of our strategy include:

•
Targeting loans for origination and investment that typically have the following characteristics:
•
principal balance greater than $5 million;
•
real estate collateral coverage of at least one times the principal balance;
•
secured by commercial real estate properties, including cannabis cultivation facilities, processing facilities and dispensaries; and
•
well-capitalized operators with substantial experience in particular real estate sectors and geographic markets.
•
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

In addition, the Audit Committee of our Board may assist our Board in its oversight of the determination of the fair value of assets, as applicable, that are not publicly traded or for which current market values are not readily available by evaluating various subjective and objective factors, including input provided by an independent valuation firm that we currently retain to provide input on the valuation of such assets.

Our Portfolio

Overview

As of December 31, 2023, loans to 27 different borrowers comprise our portfolio, totaling approximately $355.7 million in total principal amount, with approximately $7.5 million in committed future fundings to such borrowers. As of December 31, 2023, our loan portfolio had a weighted-average yield-to-maturity internal rate of return (“YTM IRR”) of 19.4% and was secured by real estate and, with respect to certain of our loans, substantially all assets in the borrowers and certain of their subsidiaries, including equipment, receivables, and licenses. The YTM IRR on our loans is designed to present the total annualized return anticipated on the loans if such loans are held until they mature, which is consistent with our operating strategy. YTM IRR summarizes various components of such return, such as cash interest, paid-in-kind interest, original issue discount, and exit fees, in one measure that is comparable across loans. YTM IRR is calculated using various inputs, including (i) cash and paid-in-kind (“PIK”) interest, which is capitalized and added to the outstanding principal balance of the applicable loan, (ii) original issue discount (“OID”), (iii) amortization, (iv) unused fees, and (v) exit fees. Certain of our loans have extension fees, which are not included in our YTM IRR calculations, but may increase YTM IRR if such extension options are exercised by borrowers.

As of December 31, 2023, approximately 80.5% of our portfolio was comprised of floating rate loans that pay interest at the Prime Rate plus an applicable margin and were subject to a Prime Rate floor, and 19.5% of our portfolio was comprised of fixed rate loans. All of our loans had prepayment penalties at origination and 54% of our loans, based on outstanding principal, are still protected by prepayment penalties as of December 31, 2023.

The table below summarizes our loan portfolio as of December 31, 2023.

Loan (1)	Location(s)	Initial Funding Date (1)	Maturity Date (2)	Total Commitment (3)	Principal Balance	Original Issue Discount	Carrying Value	Percentage of Our Loan Portfolio	Future Fundings	Interest Rate (4)	Periodic Payment (5)	YTM IRR (6)
1	Various	10/27/2022	10/30/2026	$30,000,000	$29,910,000	$(635,656)	$29,274,344	8.3%	-	P+6.5% Cash (11)	I/O	17.3%
2	Michigan	1/13/2022	12/31/2024	35,891,667	38,810,119	(81,073)	38,729,046	11.0%	-	P+6.65% Cash, 4.25% PIK (17)	P&I	18.0%
3(18)	Various	3/25/2021	11/29/2024	20,105,628	20,657,606	(175,697)	20,481,909	5.8%	-	P+10.38% Cash, 2.75% PIK (7)	P&I	23.5%
4	Arizona	4/19/2021	2/14/2023	14,240,129	15,396,370	-	15,396,370	4.4%	-	P+11.75% PIK (15)	I/O	25.9%
5	Massachusetts	4/19/2021	4/30/2025	3,500,000	3,194,180	-	3,194,180	0.9%	-	P+12.25% Cash (7)	P&I	22.8%
6(19)	Michigan	8/20/2021	2/20/2024	6,000,000	4,264,421	(535)	4,263,886	1.2%	-	P+9% Cash (7)	P&I	20.8%
7	Illinois, Arizona	8/24/2021	6/30/2025	25,000,000	20,184,005	(128,551)	20,055,454	5.7%	-	P+6% Cash, 2% PIK (12)	P&I	19.5%
8	West Virginia	9/1/2021	9/1/2024	9,500,000	11,706,059	(42,473)	11,663,586	3.3%	-	P+9.25% Cash, 2% PIK (8)	P&I	25.1%
9(20)	Pennsylvania	9/3/2021	6/30/2024	15,000,000	16,402,488	-	16,402,488	4.6%	-	P+10.75% Cash, 3% PIK (7)	P&I	16.2%
11	Maryland	9/30/2021	9/30/2024	32,000,000	33,310,259	(267,990)	33,042,269	9.3%	-	P+8.75% Cash, 2% PIK (7)	I/O	22.0%
12	Various	11/8/2021	10/31/2024	20,000,000	8,710,222	(52,406)	8,657,816	2.4%	-	P+7% Cash (13)	P&I	19.5%
13	Michigan	11/22/2021	11/1/2024	13,600,000	13,392,094	(59,248)	13,332,846	3.8%	-	P+6% Cash, 1.5% PIK (12)	I/O	19.5%
14	Various	12/27/2021	12/27/2026	5,000,000	5,253,125	-	5,253,125	1.5%	-	P+12.25% Cash, 2.5% PIK (9)	P&I	22.8%
16	Florida	12/30/2021	12/31/2024	13,000,000	4,437,500	(19,058)	4,418,442	1.2%	-	P+9.25% Cash (7)	I/O	36.3%
17	Florida	1/18/2022	1/31/2025	15,000,000	15,000,000	(136,667)	14,863,333	4.2%	-	P+4.75% Cash (11)	P&I	14.8%
18	Ohio	2/3/2022	2/28/2025	11,662,050	17,155,637	(92,206)	17,063,431	4.8%	-	P+1.75% Cash, 5% PIK (12)	P&I	20.4%
19	Florida	3/11/2022	8/29/2025	20,000,000	20,080,084	(48,217)	20,031,867	5.7%	-	11% Cash, 3% PIK	P&I	15.5%
20	Missouri	5/9/2022	5/30/2025	17,000,000	17,691,575	(78,532)	17,613,043	5.0%	-	11% Cash, 2% PIK	P&I	14.7%
21	Illinois	7/1/2022	7/29/2026	9,000,000	5,353,186	(56,877)	5,296,309	1.5%	-	P+8.5% Cash, 3% PIK (9)	P&I	25.6%
23	Arizona	3/27/2023	3/31/2026	2,000,000	1,860,000	(37,319)	1,822,681	0.5%	-	P+7.5% Cash (14)	P&I	19.4%
24	Oregon	3/31/2023	9/27/2026	1,000,000	820,000	-	820,000	0.2%	-	P+10.5% Cash (10)	P&I	21.7%
25	New York	8/1/2023	6/29/2036	23,309,588	22,611,938	-	22,611,938	6.4%	-	15% Cash	P&I	16.7%
26	Connecticut	8/31/2023	2/27/2026	5,450,000	5,450,000	(118,004)	5,331,996	1.5%	-	14% Cash	P&I	19.1%
27	Nebraska	8/15/2023	6/30/2027	13,061,667	13,061,667	-	13,061,667	3.7%	-	P+8.75% Cash	P&I	19.0%
28	Ohio	9/13/2023	3/13/2025	2,466,705	2,466,705	-	2,466,705	0.7%	-	15% Cash	P&I	17.4%
29	Illinois	10/11/2023	10/9/2026	1,062,564	1,066,065	-	1,066,065	0.3%	-	11.4% Cash, 1.5% PIK	P&I	15.9%
30	Missouri, Arizona	12/20/2023	12/31/2026	15,000,000	7,500,000	(74,186)	7,425,814	2.1%	7,500,000	P+7.75% Cash (16)	I/O	18.4%
			Subtotal	$378,849,998	$355,745,305	$(2,104,695)	$353,640,610	100%	$7,500,000		Wtd Average	19.4%

(1)
All loans originated prior to April 1, 2021 were purchased from affiliated entities at fair value plus accrued interest on or subsequent to April 1, 2021. Loan numbering in the table above is maintained from origination for purposes of comparability and may not be sequential due to maturities, payoffs, or refinancings.
(2)
Certain loans are subject to contractual extension options and may be subject to performance based on other conditions as stipulated in the loan agreement. Actual maturities may differ from contractual maturities stated herein and certain borrowers may have the right to prepay with or without a contractual prepayment penalty. The Company may also extend contractual maturities and amend other terms of the loans in connection with loan modifications.
(3)
Total Commitment excludes future amounts to be advanced at sole discretion of the lender and reflects receipt of scheduled amortization payments as of December 31, 2023.
(4)
"P" = prime rate and depicts floating rate loans that pay interest at the prime rate plus a specific percentage; "PIK" = paid-in-kind interest; subtotal represents weighted average interest rate.
(5)
P&I = principal and interest. I/O = interest only. P&I loans may include interest only periods for a portion of the loan term.
(6)
Estimated YTM, calculated on a weighted average principal basis, includes a variety of fees and features that affect the total yield, which may include, but is not limited to, OID, exit fees, prepayment fees, unused fees and contingent features. OID is recognized as a discount to the funded loan principal and is accreted to income over the term of the loan. The estimated YTM calculations require management to make estimates and assumptions, including, but not limited to, the timing and amounts of loan draws on delayed draw loans, the timing and collectability of exit fees, the probability and timing of prepayments and the probability of contingent features occurring. For example, certain credit agreements contain provisions pursuant to which certain PIK interest rates and fees earned by us under such credit agreements will decrease upon the satisfaction of certain specified criteria which we believe may improve the risk profile of the applicable borrower. To be conservative, we have not assumed any prepayment penalties or early payoffs in our estimated YTM calculation. Estimated YTM is based on current management estimates and assumptions, which may change. Actual results could differ from those estimates and assumptions.
(7)
This Loan is subject to a prime rate floor of 3.25%

(8)
This Loan is subject to a prime rate floor of 4.00%
(9)
This Loan is subject to a prime rate floor of 4.75%
(10)
This Loan is subject to a prime rate floor of 5.50%
(11)
This Loan is subject to a prime rate floor of 6.25%
(12)
This Loan is subject to a prime rate floor of 7.00%
(13)
This Loan is subject to a prime rate floor of 7.50%
(14)
This Loan is subject to a prime rate floor of 8.00%
(15)
This Loan is subject to a prime rate floor of 8.25%
(16)
This Loan is subject to a prime rate floor of 8.50%
(17)
This Loan is subject to a prime rate cap of 5.85%
(18)
The aggregate loan commitment to Loan #3 includes a $15.9 million initial commitment which has a base interest rate of 13.625% cash, 2.75% PIK and a second commitment of $4.2 million which has an interest rate of 15.00% cash, 2.00% PIK. The statistics presented reflect the weighted average of the terms under all advances for the total aggregate loan commitment.
(19)
As of December 1, 2023, this loan was placed on non-accrual status. In March 2024, we entered into an amendment to Loan #6, which extended the maturity date to April 15, 2024. In connection with this amendment, Loan #6 was restored to accrual status (Note 14).
(20)
As of May 1, 2023, Loan #9 was placed on non-accrual status and continues to be on non-accrual as of December 31, 2023. Loan #9 is included on the consolidated balance sheet as a loan held for investment – related party (Note 7)

Collateral Overview

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

The table below represents the real estate collateral securing our loans as of December 31, 2023. The real estate collateral values in the table below were measured at the time of underwriting and based on various sources of data available at such time. In addition, the real estate that secures our loans is generally appraised by a third party at least once a year, or more frequently as needed.

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

Loan	Investment (1)	Location	Property Type	Principal Balance as of December 31, 2023	Implied Real Estate Collateral for REIT(2)	Our Real Estate Collateral Coverage as of December 31, 2023 (4)
1	Senior Real Estate Corporate Loan	Multi-State	Retail/Industrial	$29,910,000	$5,514,857	0.2	x
2	Senior Real Estate Corporate Loan [3]	Michigan	Retail/Industrial	38,810,119	56,962,428	1.5	x
3	Senior Real Estate Corporate Loan [3]	Multi-State	Retail/Industrial	20,657,606	19,356,702	0.9	x
4	Senior Real Estate Corporate Loan	Arizona	Industrial	15,396,370	23,900,000	1.6	x
5	Senior Real Estate Corporate Loan [3]	Massachusetts	Retail/Industrial	3,194,180	900,000	0.3	x
6	Senior Real Estate Corporate Loan [3]	Michigan	Retail/Industrial	4,264,421	15,850,000	3.7	x
7	Senior Real Estate Corporate Loan [3]	Illinois, Arizona	Retail/Industrial	20,184,005	41,675,040	2.1	x
8	Senior Real Estate Corporate Loan	West Virginia	Retail/Industrial	11,706,059	14,255,000	1.2	x
9	Senior Real Estate Corporate Loan [3]	Pennsylvania	Retail/Industrial	16,402,488	17,000,000	1.0	x
11	Senior Real Estate Corporate Loan [3]	Maryland	Industrial	33,310,259	30,400,000	0.9	x
12	Senior Real Estate Corporate Loan [3]	Multi-State	Retail/Industrial	8,710,222	2,049,733	0.2	x
13	Senior Real Estate Corporate Loan [3]	Michigan	Retail/Industrial	13,392,094	42,064,044	3.1	x
14	Senior Loan	Various	None	5,253,125	—	0.0	x
16	Senior Loan	Florida	None	4,437,500	—	0.0	x
17	Senior Real Estate Corporate Loan [3]	Florida	Retail/Industrial	15,000,000	32,840,000	2.2	x
18	Senior Real Estate Corporate Loan [3]	Ohio	Retail/Industrial	17,155,637	40,080,000	2.3	x
19	Senior Real Estate Corporate Loan [3]	Florida	Retail/Industrial	20,080,084	27,700,000	1.4	x
20	Senior Real Estate Corporate Loan [3]	Missouri	Retail/Industrial	17,691,575	27,400,000	1.5	x
21	Senior Real Estate Corporate Loan [3]	Illinois	Retail/Industrial	5,353,186	9,770,000	1.8	x
23	Senior Real Estate Corporate Loan [3]	Arizona	Retail/Industrial	1,860,000	3,887,500	2.1	x
24	Senior Real Estate Corporate Loan [3]	Oregon	Retail/Industrial	820,000	3,600,000	4.4	x
25	Senior Delayed Draw Term Loan	New York	Retail	22,611,938	33,631,119	1.5	x
26	Senior Real Estate Corporate Loan	Connecticut	Industrial	5,450,000	7,699,497	1.4	x
27	Senior Real Estate Corporate Loan	Nebraska	Industrial	13,061,667	52,853,593	4.0	x
28	Senior Real Estate Corporate Loan	Ohio	Retail	2,466,705	2,000,000	0.8	x
29	Senior Real Estate Corporate Loan	Illinois	Retail	1,066,065	1,400,000	1.3	x
30	Senior Real Estate Corporate Loan	Missouri, Arizona	Retail/Industrial	7,500,000	9,217,500	1.2	x
				$355,745,305	$522,007,013	1.5	x

(1)
Senior Real Estate Corporate Loans and Senior Delayed Draw Term Loans are structured as loans to owner operators secured by real estate or loans to property owners that are leased to a third party tenant. Senior Loans are corporate loans that are not secured by real estate collateral.
(2)
Real estate is based on appraised value as is, or on a comparable cost basis, as completed. The real estate values shown in the collateral table are estimates by a third-party appraiser of the market value of the subject real property in its current physical condition, use, and zoning as of the appraisal date. The appraisals for cannabis cultivation or dispensary facilities assume that the highest and best use is use as a cannabis cultivator or dispensary, as applicable. The appraisals recognize that the current use is highly regulated by the state in which the property is located; however, there are sales of comparable properties that demonstrate that there is a market for such properties. The appraisals utilize these comparable sales for the appraised property’s value in use. For properties used for cannabis cultivation, the appraisals use similar sized warehouses in their conclusion of the subject’s “as-is” value without licenses to cultivate cannabis. However, the appraised value is assumed to be realized from a purchase by another state-licensed cannabis operator or a third-party purchaser that would lease the subject property to a state-licensed cannabis operator. The regulatory requirements related to real property used in cannabis-related operations may cause significant delays or difficulties in transferring a property to another cannabis operator, as the state regulator may require inspection and approval of the new tenant/user.

(3)
Certain affiliated co-lenders subordinated their interest in the real estate collateral to the Company, thus increasing the collateral coverage for the applicable loan.
(4)
The total real estate collateral coverage ratio represents a weighted average real estate collateral coverage ratio. Further, the value may also be determined using the income approach, based on market lease rates for comparable properties, whether dispensaries or cultivation facilities. It indicates the value to a third-party owner that leases to a dispensary or cultivation facility. Finally, the appraisals may contain a value based on the cost for another operator to construct a similar facility, which we refer to as the “cost approach.” We believe the cost approach provides an indication of what another state-licensed operator would pay for a separate facility instead of constructing it itself. The appraisal’s opinion of value reflects current conditions and the likely actions of market participants as of the date of appraisal. It is based on the available information gathered and provided to the appraiser and does not predict future performance. Changing market or property conditions can and likely will have an effect on the subject’s value.

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

On June 30, 2023, CAL entered into a Fourth Amended and Restated Loan and Security Agreement (the “Fourth Amendment and Restatement”). The Fourth Amendment and Restatement increased the loan commitment from $92.5 million to $100.0 million. No other material terms of the Revolving Loan were modified as a result of the execution of the Fourth Amendment and Restatement. The Company incurred debt issuance costs of $109,291 related to the Fourth Amendment and Restatement, which were capitalized and are subsequently amortized through maturity.

On February 28, 2024, CAL entered into a Fifth Amended and Restated Loan and Security Agreement (the “Fifth Amendment and Restatement”). The Fifth Amendment and Restatement, extended the contractual maturity date of the Revolving Loan until June 30, 2026, and expanded the existing accordion feature to permit aggregate loan commitments of up to $150.0 million. No other material terms of the Revolving Loan were modified as a result of the execution of the Fifth Amendment and Restatement. The Company incurred debt issuance costs of approximately $0.1 million related to the Fifth Amendment and Restatement, which were capitalized and will subsequently be amortized through maturity.

The Revolving Loan provides for certain affirmative covenants, including requiring us to deliver financial information and any notices of default, and conducting business in the normal course. Additionally, the Company must comply with certain financial covenants including: (1) maximum capital expenditures of $150,000, (2) maintaining a debt service coverage ratio greater than 1.35 to 1 for the applicable trailing twelve month period, and (3) maintaining a leverage ratio less than 1.50 to 1. As of December 31, 2023, we were in compliance with all financial covenants with respect to the Revolving Loan.

As of December 31, 2023 and 2022, unamortized debt issuance costs related to the Revolving Loan, including all amendments and amendments and restatements thereto, as applicable, of $366,592 and $805,596, respectively, are recorded in other receivables and assets, net on the consolidated balance sheets.

As of December 31, 2023, we had an outstanding balance of $66.0 million and remaining undrawn availability of $34.0 million under the Revolving Loan. Additionally, as of December 31, 2023, $165.7 million in principal of our loans held for investment are pledged as collateral in the borrowing base of the Revolving Loan.

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

Federal Laws Applicable to the Cannabis Industry

Cannabis (with the exception of hemp containing no more than 0.3% THC by dry weight) is illegal under U.S. federal law. In those states in which the use of cannabis has been legalized, its use remains a violation of federal law pursuant to the Controlled Substances Act of 1970 (the “CSA”). The CSA classifies marijuana (cannabis) as a Schedule I controlled substance, and as such, both medical and adult use cannabis are illegal under U.S. federal law. Moreover, on two separate occasions the U.S. Supreme Court ruled that the CSA trumps state law. That means that the federal government may enforce U.S. drug laws against companies operating in accordance with state cannabis laws, creating a climate of legal uncertainty regarding the production and sale of cannabis. Unless and until Congress amends the CSA with respect to cannabis (and the President approves such amendment), there is a risk that the federal law enforcement authorities responsible for enforcing the CSA, including the U.S. Department of Justice (“DOJ”) and the Drug Enforcement Agency (“DEA”), may enforce current federal law. Because federal enforcement is currently left to the discretion of the DOJ, the federal government’s cannabis policy is dictated by the Attorney General and their directives. Federal marijuana enforcement policy, therefore, can change any time a new Attorney General is appointed. This has resulted in several changes in DOJ policy over the last decade, as discussed further below.

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

Jeff Sessions resigned as U.S. Attorney General on November 7, 2018. On February 14, 2019, William Barr was confirmed as U.S. Attorney General. However, in a written response to questions from U.S. Senator Cory Booker made as a nominee, Attorney General Barr stated “I do not intend to go after parties who have complied with state law in reliance on the Cole Memo.” The DOJ under Mr. Barr did not take a formal position on federal enforcement of laws relating to cannabis. Mr. Barr has stated publicly that his preference would be to have a uniform federal rule against cannabis, but, absent such a uniform rule, his preference would be to permit the existing federal approach of leaving it up to the states to make their own decisions. Attorney General Garland has indicated that he does not intend to prosecute state-legal marijuana programs, and testified to Congress in March of 2023 that the DOJ intended to release a new policy memorandum that would be similar in content to the Cole Memorandum. The new DOJ Memorandum, however, has not yet been released, and there can be no assurances that DOJ or other law enforcement authorities will not seek to vigorously enforce existing laws.

In August 2023, the U.S. Department of Health and Human Services (“HHS”) recommended to the DEA that cannabis be reclassified from a Schedule I drug to a Schedule III drug under the CSA. HHS based this recommendation on a Food and Drug Administration (“FDA”) review of cannabis’ classification pursuant to President Biden’s executive order in October 2022. The process for reclassification will require DEA approval and likely complex administrative rulemaking proceedings, and it remains unclear how long this process will take and the scope of any final decisions or rules.

One legislative safeguard for the medical cannabis industry, appended to federal appropriations legislation, remains in place. Commonly referred to as the “Rohrabacher-Blumenauer” or “Rohrabacher-Farr” Amendment, this so-called “rider” provision has been appended to the Consolidated Appropriations Acts since 2015. Under the terms of the Rohrabacher-Blumenauer rider, the federal government is prohibited from using congressionally appropriated funds to enforce federal cannabis laws against regulated medical cannabis actors operating in compliance with state and local law. On December 27, 2020, Congress passed an omnibus spending bill that again included the Rohrabacher-Blumenauer Amendment, extending its application until September 30, 2021. The amendment was renewed through September 2023 as a rider to the 2022 Consolidated Appropriations Act, and has been extended through a series of short-term spending bills. There is no assurance that Congress will approve inclusion of a similar prohibition on DOJ spending in the appropriations bills for future years. In United States v. McIntosh, the United States Circuit Court of Appeals for the Ninth Circuit held that this provision prohibits the DOJ from spending funds from relevant appropriations acts to prosecute individuals who engage in conduct permitted by state medical-use cannabis laws and who “strictly” comply with such laws. However, the Ninth Circuit’s opinion, which only applies in the states of Alaska, Arizona, California, Hawaii and Idaho, also held that persons who do not strictly comply with all state laws and regulations regarding the distribution, possession and cultivation of medical-use cannabis have engaged in conduct that is unauthorized, and in such instances the DOJ may prosecute those individuals. Similarly, the United States Circuit Court for the First Circuit also considered the Rohrabacher-Blumenauer amendment in United States v. Bilodeau and likewise concluded that the Amendment does not prohibit federal prosecution of persons and entities engaged in medical cannabis operations that violate state law. In that same opinion, however, the Court concluded that “strict” compliance with the law is not necessary, such that technical noncompliance could not lead to prosecution. The key question, per the First Circuit, is whether a federal prosecution would limit the state’s ability to implement its laws.

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

•
we will be taxed at normal corporate rates on any undistributed net income (including undistributed net capital gains);
•
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
•
if we should fail to satisfy the asset tests or other requirements applicable to REITs, as described below, yet nonetheless maintain our qualification as a REIT because there is reasonable cause for the failure and other applicable requirements are met, we may be subject to an excise tax;
•
we will be subject to a tax of 100% on net income from any “prohibited transaction”;
•
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
•
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
•
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
•
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
•
a 100% tax may be imposed on certain transactions between us and our taxable REIT subsidiaries (“TRSs”) that do not reflect arm’s length terms;
•
we may be required to pay monetary penalties to the IRS in certain circumstances, including if we fail to satisfy the record keeping requirements intended to monitor our compliance with rules relating to the ownership of our common stock;
•
certain of our subsidiaries, if any, may be C corporations, the earnings of which could be subject to federal corporate income tax; and
•
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

•
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
•
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

•
following our identification of the failure to meet the 75% or 95% gross income tests for any taxable year, we file a schedule with the IRS setting forth each item of our gross income for purposes of the 75% or 95% gross income tests for such taxable year; and
•
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

•
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

•
not more than 25% of our total assets may be represented by securities other than those in the 75% asset class;
•
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
•
not more than 20% of the value of our total assets may be represented by securities of one or more TRS; and
•
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

Additional Information

We file with or submit to the SEC annual, quarterly, and current periodic reports, proxy statements and other information meeting the informational requirements of the Securities Exchange Act of 1934 (the “Exchange Act”). This information is available on our website at www.refi.reit. The information on our website is not deemed incorporated by reference in this Annual Report. These documents also may be accessed through the SEC’s electronic data gathering, analysis and retrieval system via electronic means, including on the SEC’s homepage, which can be found at www.sec.gov.

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

Risks Related to Our Business and Growth Strategy

•
We have limited operating history, and may not be able to successfully operate our business, integrate new assets and/or manage our growth or to generate sufficient revenue to make or sustain distributions to our stockholders.
•
Competition for the capital that we provide may reduce the return of our loans, which could adversely affect our operating results and financial condition.
•
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

•
We provide loans to established companies operating in the cannabis industry, which involves significant risks, including the risk to our business of strict enforcement against our borrowers of the federal illegality of cannabis, and the lack of liquidity of such loans. As a result, we could lose all or part of any of our loans.
•
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
•
We will not own real estate as long as it is used in cannabis-related operations due to current statutory prohibitions and exchange listing standards, which may delay or limit our remedies in the event that any of our borrowers default under the terms of their mortgage loans with us.
•
If we foreclose on properties securing our loans, we may have difficulty selling the properties due to the nature of specialized industrial cultivation/processing cannabis properties and the potentially limited number of high-quality operators for such properties, as well as for retail/dispensary cannabis properties.
•
Certain assets of our borrowers may not be used as collateral or transferred to us due to applicable state laws and regulations governing the cannabis industry, and such restrictions could negatively impact our profitability.
•
As a debt investor, we are often not in a position to exert influence on borrowers, and the stockholders and management of such companies may make decisions with which we disagree that could decrease the value of loans to such borrower.

Risks Related to Sources of Financing Our Business

•
Our growth depends on external sources of capital, which may not be available on favorable terms or at all.
•
Interest rate fluctuations could increase our financing costs, which could lead to a significant decrease in our results of operations, cash flows and the market value of our loans.

Risks Related to Our Organization and Structure

•
There are various conflicts of interest in our relationship with our Manager, including conflicts created by our Manager’s compensation arrangements with us, which could result in decisions that are not in the best interests of our stockholders.
•
Maintenance of our exemption from registration under the Investment Company Act may impose significant limits on our operations. Your investment return may be reduced if we are required to register as an investment company under the Investment Company Act.

Risks Related to Our Taxation as a REIT

•
Failure to qualify as a REIT for U.S. federal income tax purposes would cause us to be taxed as a regular corporation, which would substantially reduce funds available for distributions to our stockholders.
•
We may incur significant debt, and our governing documents contain no limit on the amount of debt we may incur.

Risks Related to Ownership of Our Common Stock

•
We may in the future pay distributions from sources other than our cash flow from operations, including borrowings, offering proceeds or the sale of assets, which means we would have less funds available for investments or less income-producing assets, which may reduce a shareholder's total return.
•
The value of our common stock may be volatile and could decline substantially.

Risks Related to Our Business and Growth Strategy

We have limited operating history, and may not be able to operate our business successfully or to generate sufficient revenue to make or sustain distributions to our stockholders.

We were formed on March 30, 2021 and have a limited operating history. As of December 31, 2023, our portfolio consisted of loans to 27 different borrowers. We are subject to all of the business risks and uncertainties associated with any new business, including the risk that we will not achieve our investment objective and that the value of your investment could decline substantially. We cannot assure you that we will be able to operate our business successfully or profitably, or implement our operating policies. Our ability to provide attractive returns to our stockholders is dependent on our ability both to generate sufficient cash flow to pay our investors attractive distributions and to achieve capital appreciation, and we cannot assure you that we will be able to do either. There can be no assurance that we will be able to generate sufficient revenue from operations to pay our operating expenses and make or sustain distributions to stockholders. Our limited resources may also materially and adversely impact our ability to successfully implement our business plan. The results of our operations and the implementation of our business plan depend on several factors, including the availability of opportunities to make loans, the availability of adequate equity and debt financing, the federal and state regulatory environment relating to the cannabis industry (which are described below under “— Risks Related to the Cannabis Industry and Related Regulations”), conditions in the financial markets and economic conditions.

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

•
acts of nature, including earthquakes, floods and other natural disasters, which may result in uninsured losses;
•
acts of war or terrorism, including the consequences of such acts;
•
adverse changes in national and local economic and market conditions;
•
changes in governmental laws and regulations, fiscal policies and zoning ordinances and the related costs of compliance with laws and regulations and ordinances;
•
costs of remediation and liabilities associated with environmental conditions including, but not limited to, indoor mold; and
•
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

Our portfolio of loans is concentrated in certain property types or in particular industries, such as cannabis, that may be subject to higher risk of default, or secured by properties concentrated in a limited number of geographic locations, economic and business downturns relating generally to such region or type of asset which may result in defaults on a number of our loans within a short time period, which may reduce our net income and the value of our common stock and accordingly reduce our ability to pay dividends to our stockholders. Further, since we focus on limited-license states, there may be fewer, if any, buyers for a distressed property. Accordingly, we may not be able to receive the full value of the collateral if we exercise our remedies under our loan in connection with a default.

We may lend to multiple borrowers that share a common sponsor. We do not have a limit on the amount of total principal that can be held by multiple borrowers that share the same sponsor. We may face greater credit risk to the extent a large portion of our portfolio is concentrated in loans to multiple borrowers that share the same sponsor.

Our existing portfolio contains loans to companies with operations that are geographically concentrated in Arkansas, Arizona, Connecticut, Florida, Illinois, Maryland, Massachusetts, Michigan, Missouri, Nebraska, Nevada, New Jersey, New York, Ohio, Oregon, Pennsylvania, and West Virginia, and we will be subject to social, political and economic risks of doing business in those states and any other state in which we in the future have lending exposure.

Our existing portfolio contains loans to companies with operations that are geographically concentrated in Arkansas, Arizona, Connecticut, Florida, Illinois, Maryland, Massachusetts, Michigan, Missouri, Nebraska, Nevada, New Jersey, New York, Ohio, Oregon, Pennsylvania, and West Virginia. While our investment strategy includes a focus on providing loans to companies with operations in states that limit the number of cannabis license issuances in order to protect the value of our collateral, circumstances and developments related to operations in these markets that could negatively affect our business, financial condition, liquidity and results of operations include, but are not limited to, the following factors:

•
the development and growth of applicable state cannabis markets;
•
the responsibility of complying with multiple and likely conflicting state and federal laws, including with respect to retail sale, distribution, cultivation and manufacturing of cannabis, licensing, banking, and insurance;
•
unexpected changes in regulatory requirements and other laws;
•
difficulties and costs of managing operations in certain locations;
•
potentially adverse tax consequences;
•
the impact of national, regional or state specific business cycles and economic instability; and
•
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

We primarily seek to provide loans to established companies operating in the cannabis industry, but because the cannabis industry is relatively new and rapidly evolving, some of these companies may be relatively new and/or small companies. Loans to relatively new and/or small companies operating in the cannabis industry generally involve a number of significant risks, including, but not limited to, the following:

•
these companies may have limited financial resources and may be unable to meet their obligations, which may be accompanied by a deterioration in the value of any collateral securing our loan and a reduction in the likelihood of us realizing a return on our loan;
•
they typically have shorter operating histories, narrower product lines and smaller market shares than larger and more established businesses, which tend to render them more vulnerable to competitors’ actions and market conditions (including conditions in the cannabis industry), as well as general economic downturns;
•
they typically depend on the management talents and efforts of a small group of persons; therefore, the death, disability, resignation or termination of one or more of these persons could have a material adverse effect on such borrower and, in turn, on us;
•
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
•
they generally have less predictable operating results and may require substantial additional capital to support their operations, finance expansion or maintain their competitive position;
•
we, our executive officers and directors and our Manager may, in the ordinary course of business, be named as defendants in litigation arising from our loans to such borrowers and may, as a result, incur significant costs and expenses in connection with such litigation;
•
changes in laws and regulations, as well as their interpretations, may have a disproportionate adverse effect on their business, financial structure or prospects compared to those of larger and more established companies; and
•
they may have difficulty accessing capital from other providers on favorable terms or at all.

While one of the loans in our portfolio has defaulted as of the date of this annual report on Form 10-K, there can be no assurance that we will not experience other defaults in the future.

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

In the event a borrower defaults on any of its obligations to us and such debt obligations are equitized, we do not intend to directly hold such equity interests, which may result in additional losses on our loans made to such entity.

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

•
tenant mix and tenant bankruptcies;
•
success of tenant businesses;
•
property management decisions, including with respect to capital improvements, particularly in older building structures;
•
property location and condition;
•
competition from other properties offering the same or similar services;
•
changes in laws that increase operating expenses or limit rents that may be charged;
•
any liabilities relating to environmental matters at the property;
•
changes in national, regional or local economic conditions and/or specific industry segments;

•
declines in national, regional or local real estate values;
•
declines in national, regional or local rental or occupancy rates;
•
changes in interest rates and in the state of the debt and equity capital markets, including diminished availability or lack of debt financing for commercial real estate;
•
changes in real estate tax rates and other operating expenses;
•
changes in governmental rules, regulations and fiscal policies, including environmental legislation;
•
acts of God, terrorism, social unrest and civil disturbances, which may decrease the availability of or increase the cost of insurance or result in uninsured losses; and
•
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

Some of our loans may be rated by rating agencies such as Moody’s Investors Service, Fitch Ratings, Standard & Poor’s, DBRS, Inc. or Realpoint LLC. Any credit ratings on our loans are subject to ongoing evaluation by credit rating agencies, and we cannot assure you that any such ratings will not be changed or withdrawn by a rating agency in the future if, in its judgment, circumstances warrant. If rating agencies assign a lower-than-expected rating or reduce or withdraw, or indicate that they may reduce or withdraw, their ratings of our loans in the future, the value of our loans could significantly decline, which would adversely affect the value of our loan portfolio and could result in losses upon disposition or, in the case of our loans, the failure of borrowers to satisfy their debt service obligations to us. As of December 31, 2023, none of our loans were rated by ratings agencies.

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

•
currency exchange matters, including fluctuations in currency exchange rates and costs associated with conversion of investment principal and income from one currency to another;
•
less developed or efficient financial markets than in the United States, which may lead to potential price volatility and relative illiquidity;
•
the burdens of complying with international regulatory requirements and prohibitions that differ between jurisdictions;
•
changes in laws or clarifications to existing laws that could impact our tax treaty positions, which could adversely impact the returns on our investments;
•
a less developed legal or regulatory environment, differences in the legal and regulatory environment or enhanced legal and regulatory compliance;
•
political hostility to investments by foreign investors;
•
higher inflation rates;
•
higher transaction costs;
•
difficulty enforcing contractual obligations;
•
fewer investor protections;
•
potentially adverse tax consequences; or
•
other economic and political risks.

If any of the foregoing risks were to materialize, they could adversely affect our results of operations and financial condition. While our investment guidelines permit investments in non-U.S. real estate assets, as of December 31, 2023, none of our loans were made to non-U.S. borrowers.

We may not have control over certain of our loans and investments.

Our ability to manage our portfolio of loans and investments may be limited by the form in which they are made. In certain situations, we may:

•
acquire investments subject to rights of senior classes, special servicers or collateral managers under intercreditor, servicing agreements or securitization documents;
•
pledge our investments as collateral for financing arrangements;
•
acquire only a minority and/or a non-controlling participation in an underlying investment;
•
co-invest with others through partnerships, joint ventures or other entities, thereby acquiring non-controlling interests; or
•
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

As of December 31, 2023, all but one of our borrowers were restricted from incurring any debt that ranks equally with, or senior to, our loans. We have invested in one position with a principal balance of approximately $20.2 million that is subordinated to other indebtedness of the borrowers, which comprises 5.6% of our total assets. Although our intended investment strategy is to construct a portfolio of loans secured with first priority liens on certain assets of our borrowers, we may in the future enter into credit agreements that rank equally with, or are subordinated to, other debt of our borrowers or that otherwise permit our borrowers to incur other debt that ranks equally with, or senior to, our loans under such credit agreements. In such case, such instruments may, by their terms, provide that the holders of such other debt are entitled to receive payment of interest or principal on or before the dates on which we are entitled to receive payments in respect of our loans. These instruments may prohibit borrowers from paying interest on or repaying our loans in the event and during the continuance of a default under such instrument or upon the occurrence of other specified events. In certain cases, we may, and may continue to, obtain unsecured guarantees from the parent entities or subsidiaries of our borrowers in addition to the collateral provided by such borrowers and such guarantees may be effectively subordinated to any secured debt of any such entities and/or structurally subordinated to any debt of such subsidiaries. Also, in the event of insolvency, liquidation, dissolution, reorganization or bankruptcy of a borrower, holders of securities ranking senior to our loan to that borrower, if any, typically are entitled to receive payment in full before we can receive any distribution in respect of our loan. After repaying such holders, the borrower may not have any remaining assets to use for repaying its obligation to us. In the case of securities or other debt ranking equally with our loans, we would have to share on an equal basis any distributions with other security holders in the event of an insolvency, liquidation, dissolution, reorganization or bankruptcy of the relevant borrower.

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

There are certain types of losses, generally of a catastrophic nature, such as earthquakes, floods, hurricanes, terrorism or acts of war, which may be uninsurable or not economically insurable. Inflation, changes in building codes and ordinances, environmental considerations and other factors, including terrorism or acts of war, also might result in insurance proceeds insufficient to repair or replace an asset if it is damaged or destroyed. We do not currently have insurance policies to protect us from the type of losses described above or restore our economic position with respect to any of our loans, although many of our borrowers do carry such insurance policies. Any uninsured loss could result in the loss of anticipated cash flow from, and the asset value of, the affected asset and the value of our loan related to such asset. In addition, we do not currently carry directors’ and officers’ insurance.

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

Our investments include original-issue-discount instruments and contractual PIK-interest arrangements. To the extent OID or PIK-interest constitutes a portion of our income, we are exposed to typical risks associated with such income being required to be included in taxable and accounting income prior to receipt of cash, including the following:

•
The higher interest rates of OID and PIK instruments reflect the payment deferral, which may result in a higher principal amount at the maturity of the instrument as compared to the original principal amount of the instrument, and increased credit risk associated with these instruments, and OID and PIK instruments generally represent a higher credit risk than traditional coupon-only loans.
•
Even if the accounting conditions for income accrual are met, the borrower could still default when our actual collection is supposed to occur at the maturity of the obligation.
•
OID and PIK instruments may have unreliable valuations because their continuing accruals require continuing judgments about the collectability of the deferred payments and the value of any associated collateral. OID and PIK-income may also create uncertainty about the source of our cash distributions.
•
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
•
For accounting purposes, any cash distributions to stockholders representing OID and PIK-income are not treated as coming from paid-in capital, but rather retained earnings derived from REIT taxable income.
•
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

Uncertainty and adverse changes in macroeconomic conditions of markets in which we participate and increased costs of energy, labor, construction materials and other factors could have an adverse impact on our financial performance and results of operations.

Our business and the companies with which we do business are subject to risks and uncertainties caused by factors beyond our control. Such factors include economic pressures related to high inflation, rising interest rates, economic weakness or recession, as well as geopolitical and public health events such as the Russia-Ukraine and Israel-Hamas wars, pandemics, and workforce expectations.

These and other similar conditions and events have resulted in, and could lead to a tightening of credit and capital markets, lower levels of liquidity, lower consumer and business spending, unemployment, declines in real estate values, increases in employee-related costs, and other adverse economic conditions. These changes may negatively affect the performance of our borrowers, increase exposure to credit losses, increase the cost and decrease the availability of financing, or increase our recurring operational costs.

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

Our access to capital will depend upon a number of factors over which we have little or no control, including, but not limited to:

•
general economic or market conditions;
•
the market’s view of the quality of our assets;
•
the market’s perception of our growth potential;
•
the current regulatory environment with respect to our business; and
•
our current and potential future earnings and cash distributions.

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

Global economic, political and market conditions could have a significant adverse effect on our business, financial condition, cash flows and results of operations.

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

Various social and political circumstances in the U.S. and around the world (including wars and other forms of conflict, terrorist acts, security operations and catastrophic events such as fires, floods, earthquakes, tornadoes, hurricanes and global health epidemics or outbreaks of infectious diseases), may also contribute to increased market volatility and economic uncertainties or deterioration in the U.S. and worldwide. Such events, including trade tensions between the United States and China, other uncertainties regarding actual and potential shifts in U.S. and foreign, trade, economic and other policies with other countries, the Russia-Ukraine war and more recently the Israel-Hamas war and health epidemics and pandemics, could adversely affect our business, financial condition, cash flows and results of operations. These market and economic disruptions could also negatively impact the operating results of our borrowers.

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

•
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

•
we may be unable to borrow additional funds as needed or on favorable terms, or at all;
•
to the extent we borrow debt that bears interest at variable rates, increases in interest rates could materially increase our interest expense;
•
our default under any loan with cross-default provisions could result in a default on other indebtedness;
•
incurring debt may increase our vulnerability to adverse economic and industry conditions with no assurance that loan yields will increase with higher financing costs;
•
we may be required to dedicate a substantial portion of our cash flow from operations to payments on the debt we may incur, thereby reducing funds available for operations, future business opportunities, stockholder distributions, including distributions currently contemplated or necessary to satisfy the requirements for REIT qualification, or other purposes; and
•
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

Additionally, the Federal Reserve has raised the Federal Funds Rate multiple times since March 2022 and interest rates may remain elevated in 2024. These developments, along with the United States government’s credit and deficit concerns, global economic uncertainties and market volatility and the impacts of any current or future global health pandemics, could cause interest rates to be volatile, which may negatively impact our ability to access the capital markets on favorable terms.

Recent macroeconomic trends, including inflation and rising interest rates, may adversely affect our business, financial condition and results of operations.

During the year ended December 31, 2023, inflation in the United States has remained at an elevated level and may remain at an elevated level in the near-term. Rising inflation could have an adverse impact on any variable rate debt we may incur in the future, and our general and administrative expenses, as these costs could increase at a rate higher than our interest income and other revenue. The Federal Reserve has raised interest rates multiple times since March 2022 to combat inflation and restore price stability and interest rates may remain elevated in 2024. To the extent our borrowing costs increase faster than the interest income earned from our floating-rate loans, such increases may adversely affect our cash flows.

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

•
authorize our Board, without stockholder approval, to cause us to issue additional shares of our common stock or to raise capital through the creation and issuance of our preferred stock, debt securities convertible into common stock, options, warrants and other rights, on terms and for consideration as our Board in its sole discretion may determine;
•
authorize “blank check” preferred stock, which could be issued by our Board without stockholder approval, subject to certain specified limitations, and may contain voting, liquidation, dividend and other rights senior to our common stock;
•
specify that only our Board, the chairman of our Board, our chief executive officer or president or, upon the written request of stockholders entitled to cast not less than a majority of the votes entitled to be cast, our secretary can call special meetings of our stockholders;
•
establish advance notice procedures for stockholder proposals to be brought before an annual or special meeting of our stockholders, including proposed nominations of individuals for election to our Board;
•
provide that a majority of directors then in office, even though less than a quorum, may fill any vacancy on our Board, whether resulting from an increase in the number of directors or otherwise; and
•
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

•
80% of the votes entitled to be cast by holders of the then-outstanding shares of voting stock of such corporation; and
•
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

•
actual receipt of an improper benefit or profit in money, property or services; or
•
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

•
we may not have exclusive control over the investment or the joint venture, which may prevent us from taking actions that are in our best interest;
•
joint venture agreements often restrict the transfer of a partner’s interest or may otherwise restrict our ability to sell the interest when we desire and/or on advantageous terms;
•
any future joint venture agreements may contain buy-sell provisions pursuant to which one partner may initiate procedures requiring the other partner to choose between buying the other partner’s interest or selling its interest to that partner;
•
we may not be in a position to exercise sole decision-making authority regarding the investment or joint venture, which could create the potential risk of creating impasses on decisions, such as with respect to acquisitions or dispositions;
•
a partner may, at any time, have economic or business interests or goals that are, or that may become, inconsistent with our business interests or goals;
•
a partner may be in a position to take action contrary to our instructions, requests, policies or objectives, including our policy with respect to maintaining our qualification as a REIT and our exclusion or exemption from registration under the Investment Company Act;
•
a partner may fail to fund its share of required capital contributions or may become bankrupt, which may mean that we and any other remaining partners generally would remain liable for the joint venture’s liabilities;
•
our relationships with our partners are contractual in nature and may be terminated or dissolved under the terms of the applicable joint venture agreements and, in such event, we may not continue to own or operate the interests or investments underlying such relationship or may need to purchase such interests or investments at a premium to the market price to continue ownership;
•
disputes between us and a partner may result in litigation or arbitration that could increase our expenses and prevent our Manager and our officers and directors from focusing their time and efforts on our business and could result in subjecting the investments owned by the joint venture to additional risk; or
•
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

•
we would not be allowed a deduction for distributions paid to stockholders in computing our taxable income and would be subject to U.S. federal income tax at regular corporate rates;
•
we could be subject to increased state and local taxes; and

•
unless we are entitled to relief under statutory provisions, we would not be able to re-elect to be taxed as a REIT for four taxable years following the year in which we were disqualified.

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

Our founders, Mr. Mazarakis, our Executive Chairman, Mr. Cappell, our Co-Chief Executive Officer, and Dr. Bodmeier, our President, beneficially own approximately 5.7% of our outstanding equity. Our founders also own 100% of the outstanding equity of our Manager.

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

•
our actual or projected operating results, financial condition, cash flows and liquidity or changes in business strategy or prospects;
•
changes in governmental policies, regulations or laws;
•
loss of a major funding source or inability to obtain new favorable funding sources in the future;
•
equity issuances by us, or share resales by our stockholders, or the perception that such issuances or resales may occur;
•
actual, anticipated or perceived accounting or internal control problems;
•
publication of research reports about us, the real estate industry or the cannabis industry;
•
our value of the properties securing our loans;
•
changes in market valuations of similar companies;
•
adverse market reaction to any increased indebtedness we may incur in the future;
•
additions to or departures of the executive officers or key personnel supporting or assisting us from our Manager or its affiliates, including our Manager’s investment professionals;
•
speculation in the press or investment community about us or other similar companies;
•
our failure to meet, or the lowering of, our earnings estimates or those of any securities analysts;
•
increases in market interest rates, which may lead investors to demand a higher distribution yield for our common stock (if we have begun to make distributions to our stockholders) and which could cause the cost of our interest expenses on our debt to increase;
•
failure to qualify or maintain our qualification as a REIT or exclusion from the Investment Company Act;

•
price and volume fluctuations in the stock market generally; and
•
general market and economic conditions, including the state of the credit and capital markets.

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

In the ordinary course of our business, we collect and store sensitive data, including intellectual property, our proprietary business information and that of our borrowers and business partners, including personally identifiable information of our borrowers and employees, if any, on our networks. Despite our security measures, our information technology and infrastructure may be vulnerable to attacks by hackers or breached due to employee error, malfeasance or other disruptions. These incidents may be an intentional attack or an unintentional event and could involve gaining unauthorized access to our information systems or those of our borrowers for purposes of misappropriating assets, stealing confidential information, corrupting data or causing operational disruption. Any such breach could compromise our networks and the information stored there could be accessed, publicly disclosed, lost or stolen. The result of these incidents may include disrupted operations, misstated or unreliable financial data, liability for stolen assets or information, increased cybersecurity protection and insurance costs, litigation, damage to business relationships and regulatory fines and penalties. The costs related to cyber or other security threats or disruptions may not be fully insured or indemnified by other means. Although we have implemented processes, procedures and internal controls to help mitigate cybersecurity risks and cyber intrusions, such measures will not guarantee that a cyber-incident will not occur and/or that our financial results, operations or confidential information will not be negatively impacted by such an incident. In addition, cybersecurity has become a top priority for regulators around the world, and some jurisdictions have enacted laws requiring companies to notify individuals of data security breaches involving certain types of personal data. If we fail to comply with the relevant laws and regulations, we could suffer financial losses, a disruption of our business, liability to investors, regulatory intervention or reputational damage.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 1C. Cybersecurity.

As an externally managed company, our business is highly dependent on the communications and information systems of our Manager, its affiliates and third-party service providers. We, in conjunction with our Manager, have adopted processes designed to identify, assess and manage material risks from cybersecurity threats. These processes include responses to and assessments of internal and external threats to the security, confidentiality, integrity and availability of our and our Manager’s data and systems along with other material risks to operations. As part of its collective risk management process, our Manager engages a third party information technology consultant (“IT Consultant”) to evaluate risks associated with the Manager’s information and technology system(s), network and physical devices. Our Manager also uses the National Institute of Standards of Technology (NIST) Cybersecurity Framework to assess its cybersecurity controls.

Governance

Our board of directors has responsibility for the direction and oversight of our risk management. Our board of directors administers this oversight function directly, with support from its committees. In particular, the audit committee of our board of directors (the “audit committee”) has the responsibility to consider and discuss our major financial risk exposures and the steps our Manager takes, or is required to take, to monitor and control these exposures, including guidelines and policies to govern the process by which risk assessment and management is undertaken. Our audit committee also monitors compliance with legal and regulatory requirements.

With respect to cybersecurity, the audit committee engages in discussions with management regarding the Company’s significant financial risk exposures and the measures implemented to monitor and control these risks, including those that may result from material cybersecurity threats. In addition, employees of our Manager and/or the IT Consultant will brief the audit committee on the Manager’s information security program and cybersecurity risks at least annually, and will brief the audit committee as needed in connection with any potentially material cybersecurity incidents affecting the Company. Annual briefings of the audit committee by employees of the Manager and/or the IT Consultant may include topics such as risk assessment, risk management and control decisions, service provider arrangements, test results, security incidents and responses, and recommendations for changes and updates to policies and procedures.

As of the date of this report, we are not aware of any material risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, that have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations, or financial condition.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed for trading on the Nasdaq Global Market under the symbol “REFI.” On March 8, 2024, the closing price of our common stock, as reported on the Nasdaq Global Market, was $16.18 per share. There were 63 holders of record of our common stock as of March 8, 2024. This number does not include beneficial owners who hold shares of our common stock in street name.

There were no unregistered sales of equity securities during the year ended December 31, 2023.

Distribution Information

We intend to make regular quarterly distributions to our stockholders, consistent with our intention to maintain our qualification as a REIT for U.S. federal income tax purposes. U.S. federal income tax law generally requires that a REIT distribute annually at least 90% of its REIT taxable income, without regard to the deduction for dividends paid and excluding net capital gains and certain non-cash income, and that it pay tax at regular corporate rates to the extent that it annually distributes less than 100% of its REIT taxable income. As a result, in order to satisfy the requirements for us to qualify as a REIT and generally not be subject to U.S. federal income and excise tax, we intend to make regular quarterly distributions of all or substantially all of our REIT taxable income to our stockholders out of assets legally available therefor. REIT taxable income as computed for purposes of the foregoing tax rules will not necessarily correspond to our net income as determined for financial reporting purposes, or our Distributable Earnings as described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Key Financial Measures and Indicators — Distributable Earnings.” See “U.S. Federal Income Tax Considerations — Taxation — Requirements for Qualification — Annual Distribution Requirements” for a summary of our distribution requirements as a REIT.

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

Overview

We are a commercial mortgage real estate investment trust. Our primary investment objective is to provide attractive, risk-adjusted returns for stockholders over time primarily through consistent current income dividends and other distributions and secondarily through capital appreciation. We intend to achieve this objective by originating, structuring and investing in first mortgage loans and alternative structured financings secured by commercial real estate properties. Our current portfolio is comprised primarily of senior loans to state-licensed operators in the cannabis industry, secured by real estate, equipment, receivables, licenses or other assets of the borrowers to the extent permitted by applicable laws and regulations governing such borrowers. We may also invest in companies or properties that are not related to the cannabis industry that provide return characteristics consistent with our investment objective. We intend to grow the size of our portfolio by continuing the track record of our business and the business conducted by our Manager and its affiliates by making loans to leading operators and property owners in the cannabis industry. There is no assurance that we will achieve our investment objective.

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

Our loans are secured by real estate and, in addition, when lending to owner-operators in the cannabis industry, other collateral, such as equipment, receivables, licenses or other assets of the borrowers to the extent permitted by applicable laws and regulations. In addition, we seek to impose strict loan covenants and seek personal or corporate guarantees for additional protection. As of December 31, 2023 and 2022, 27.1% and 13.6%, respectively, of the loan principal held in our portfolio are backed by personal or corporate guarantees. We aim to maintain a portfolio diversified across jurisdictions and across verticals, including cultivators, processors, dispensaries, as well as ancillary businesses. In addition, we may invest in borrowers that have equity securities that are publicly traded on the Canadian Stock Exchange (“CSE”) in Canada and/or over-the-counter in the United States.

As of December 31, 2023, our portfolio is comprised primarily of first mortgages to established multi-state or single-state cannabis operators or property owners. In addition, we own approximately $0.8 million, at fair value, of publicly-traded corporate bonds issued by a cannabis operator. We consider cannabis operators to be established if they are state-licensed and are deemed to be operational and in good standing by the applicable state regulator. We do not own any stock, warrants to purchase stock or other forms of equity in any of our portfolio companies that are involved in the cannabis industry, and we will not take stock, warrants or equity in such issuers until permitted by applicable laws and regulations, including U.S. federal laws and regulations.

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

We generate revenue primarily in the form of interest income on loans. As of December 31, 2023 and 2022, approximately 80.5% and 83.1%, respectively, of our portfolio was comprised of floating rate loans, and 19.5% and 16.9% of our portfolio was comprised of fixed rate loans, respectively. The floating rate loans described above are variable based upon the Prime Rate plus an applicable margin, and in many cases, a Prime Rate floor.

The Prime Rate during the years ended December 31, 2023 and 2022 was as follows:

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

•
organizational and offering expenses;
•
quarterly valuation expenses;
•
fees payable to third parties relating to, or associated with, making loans and valuing loans (including third-party valuation firms);
•
fees and expenses associated with investor relations and marketing efforts (including attendance at investment conferences and similar events);
•
accounting and loan servicing fees from our third-party fund administrator;
•
audit fees and expenses from our independent registered public accounting firm;
•
federal and state registration fees;

•
any exchange listing fees;
•
federal, state and local taxes;
•
independent directors’ fees and expenses;
•
brokerage commissions;
•
costs of proxy statements, stockholders’ reports and notices; and
•
costs of preparing government filings, including periodic and current reports with the SEC.

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

To qualify as a REIT, we must meet a number of organizational and operational requirements, including a requirement that we distribute annually to our stockholders at least 90% of our REIT taxable income prior to the deduction for dividends paid. To the extent that we distribute less than 100% of our REIT taxable income in any tax year (taking into account any distributions made in a subsequent tax year under Sections 857(b)(9) or 858 of the Code), we will pay tax at regular corporate rates on that undistributed portion. Furthermore, if we distribute less than the sum of 1) 85% of our ordinary income for the calendar year, 2) 95% of our capital gain net income for the calendar year, and 3) any undistributed shortfall from our prior calendar year (the “Required Distribution”) to our stockholders during any calendar year (including any distributions declared by the last day of the calendar year but paid in the subsequent year), then we are required to pay a non-deductible excise tax equal to 4% of any shortfall between the Required Distribution and the amount that was actually distributed. The 90% distribution requirement does not require the distribution of net capital gains. However, if we elect to retain any of our net capital gain for any tax year, we must notify our stockholders and pay tax at regular corporate rates on the retained net capital gain. Our stockholders must include their proportionate share of the retained net capital gain in their taxable income for the tax year, and they are deemed to have paid the REIT’s tax on their proportionate share of the retained capital gain. Furthermore, such retained capital gain may be subject to the nondeductible 4% excise tax. If it is determined that our estimated current year taxable income will be in excess of estimated dividend distributions (including capital gain dividend) for the current year from such income, we will accrue excise tax on estimated excess taxable income as such taxable income is earned. The annual expense is calculated in accordance with applicable tax regulations. Excise tax expense, if any, is included in the line item, income tax expense. For the years ended December 31, 2023 and 2022, we did not incur excise tax expense.

Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 740 - Income Taxes (“ASC 740”), prescribes a recognition threshold and measurement attribute for the consolidated financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. We have analyzed our various federal and state filing positions and believe that our income tax filing positions and deductions are documented and supported as of December 31, 2023 and 2022. Based on our evaluation, there is no reserve for any uncertain income tax positions. Accrued interest and penalties, if any, are included within other liabilities in the consolidated balance sheets.

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

Interest Rate Cap Risk

We currently own and intend to acquire in the future, floating-rate assets. These are assets in which the loans may be subject to periodic and lifetime interest rate caps and floors, which limit the amount by which the asset’s interest yield may change during any given period. However, our borrowing costs pursuant to our financing agreements may not be subject to similar restrictions. Therefore, in a period of increasing interest rates, interest rate costs on our borrowings could increase without limitation by caps, while the interest-rate yields on our floating-rate assets would effectively be limited. In addition, floating-rate assets may be subject to periodic payment caps that result in some portion of the interest being deferred and added to the principal outstanding. This could result in our receipt of cash income from such assets in an amount that is less than the amount that we would need to pay the interest cost on our related borrowings.

These factors could lower our net interest income or cause a net loss during periods of rising interest rates, which would harm our financial condition, cash flows and results of operations. As of December 31, 2023, we had $286.4 million of floating rate loans of which 81.9%, based on principal outstanding, have interest rate floors, and one loan is subject to an interest rate cap (Note 3) as summarized below:

As of December, 31 2023
Prime Rate Floor	Outstanding Principal	Prime Rate Cap	Outstanding Principal
8.50%	$7,500,000	—	—
8.25%	15,396,370	—	—
8.00%	1,860,000	—	—
7.50%	8,710,222	—	—
7.00%	50,731,736	—	—
6.25%	44,910,000	—	—
5.85%	—	5.85%	38,810,119
5.50%	820,000	—	—
4.75%	10,606,311	—	—
4.00%	11,706,059	—	—
3.25%	82,266,454	—	—
0.00%	51,871,786	0.00%	247,568,819
	$286,378,938		$286,378,938

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

Market Conditions

We believe that favorable market conditions, including an imbalance in supply and demand of credit to cannabis operating companies, have provided attractive opportunities for non-bank lenders, such as us, to finance commercial real estate loans and other loans that exhibit strong fundamentals but also require more customized financing structures and loan products than regulated financial institutions can presently provide. Additionally, to the extent that additional states legalize cannabis, our addressable market will increase. We intend to continue to capitalize on these opportunities and grow the size of our portfolio.

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

•
we manage our portfolio through an interactive process with our Manager and generally service our self-originated loans through our Manager’s servicer;
•
we invest in a mix of floating-and fixed-rate loans to mitigate the interest rate risk associated with the financing of our portfolio;
•
we actively employ portfolio-wide and asset-specific risk measurement and management processes in our daily operations, including utilizing our Manager’s risk management tools such as software and services licensed or purchased from third-parties and proprietary analytical methods developed by our Manager; and
•
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

Recent Developments

Revolving Loan

On February 28, 2024, Chicago Atlantic Lincoln, LLC ("CAL") entered into a Fifth Amended and Restated Loan and Security Agreement (the “Fifth Amendment and Restatement”). The Fifth Amendment and Restatement extended the contractual maturity date of the Revolving Loan until June 30, 2026, and expanded the existing accordion feature to permit aggregate loan commitments of up to $150.0 million. No other material terms of the Revolving Loan were modified as a result of the execution of the Fifth Amendment and Restatement. The Company incurred debt issuance costs of approximately $0.1 million related to the Fifth Amendment and Restatement, which were capitalized and will subsequently be amortized through maturity.

Updates to Our Loan Portfolio during Fiscal Year 2023

For the year ended December 31, 2023, our cash loan fundings, net of original issue discounts and other upfront fees were approximately $92.2 million. We received approximately $90.3 million of total proceeds from sales and principal amortization of loans of $13.4 million and $76.9 million, respectively.

In total, our loans held for investment, at carrying value, increased by $14.3 million, from $339.3 million at December 31, 2022 to $353.6 million as of December 31, 2023. Total loan commitments and contingencies as of December 31, 2023 is approximately $371.3 million, of which $7.5 million is unfunded.

In January 2023, we refinanced the syndicated credit facility with the borrower of Loan #18, which resulted in a net paydown of $18.3 million in aggregate principal. There were no monetary terms that were amended in connection with the refinancing.

In January 2023, we purchased a senior secured loan from an affiliate under common control. The purchase price of approximately $19.0 million was approved by the Audit Committee of the Board. The fair value approximated the carrying value of the loan plus accrued and unpaid interest through January 24, 2023. We received an early repayment of this loan in full during March 2023.

In January 2023, we closed one credit facility with the borrower of prior Loan #22, which had an aggregate commitment of $11.3 million, which was fully funded at closing. We received an early repayment of this loan in full during November 2023. The loan had an original maturity date of January 2026 and the outstanding principal on the date of repayment was approximately $10.8 million. We received a prepayment fee of approximately $1.4 million upon repayment which is included in interest income.

In March 2023, we closed the credit facilities for Loan #23 and Loan #24, which have aggregate commitment of approximately $2.0 million and $1.0 million, respectively.

In March 2023, we completed the sale of a secured loan to an affiliate under common control. The selling price of approximately $13.7 million was approved by the Audit Committee of the Board and the fair value approximated the carrying value of the loan plus accrued and unpaid interest through March 31, 2023.

In May 2023, we entered into an amendment to Loan #4, which extended the make-whole period through maturity and re-priced the second tranche to the prime rate plus a spread of 11.75%. In connection with the amendment, we also agreed to waive compliance with certain covenants for one fiscal quarter, subject to certain terms and conditions.

In May 2023, Loan #9 was placed on non-accrual status for borrower's breach of certain non-financial covenants and obligations under the loan agreement. The borrower subsequently failed to make contractual principal and interest payments due for the months of May and June 2023. On June 20, 2023, the Administrative Agent to Loan #9 (the “Agent”, a related party) issued an acceleration notice notifying the borrower of the Agent’s intention to exercise all rights and remedies under the credit documents and requested immediate payment of all amounts outstanding thereunder on behalf of the lenders. The Agent subsequently pursued a Uniform Commercial Code (“UCC”) sale of the membership interests of the borrower’s subsidiaries which were pledged as collateral. On August 10, 2023, the Agent was the highest bidder in a public auction of the membership interests and took ownership of the membership interests. The Agent intends to sell the assets in satisfaction of the loan for the benefit of the lenders. As described in Note 3, Loan #9 remains on non-accrual status and we will continue to cease further recognition of income until such events of default are cured or obligations are repaid. As of December 31, 2023, Loan #9 is held on the consolidated balance sheet as a loan held for investment – related party with a carrying value of approximately $16.4 million and a reserve for current expected credit losses of approximately $1.5 million.

In June 2023, we entered into an amendment to Loan #7, which resulted in a pay down of $5.0 million, along with applicable make-whole fees under the credit facility. Among other things, the amendment decreased the PIK rate from 2.5% to 2.0% and deferred scheduled amortization payments until September 30, 2023.

In June 2023, we entered into an amendment to Loan #18, to cure certain non-monetary covenant breaches which resulted in a re-pricing of the cash interest rate to the Prime Rate plus 1.75%.

In September 2023, we closed Loan #28 with a new borrower in Ohio. The credit facility has an aggregate commitment of approximately $2.5 million, all of which was funded at closing.

In October 2023, we closed Loan #29 with a new borrower in Illinois. The credit facility has an aggregate commitment of approximately $1.1 million, all of which was funded at closing.

In November 2023, we executed an amendment to Loan #12 in connection with the early repayments received during fiscal year 2023 of approximately $10.1 million. The amendment converted the interest rate to a floating pricing grid based on the aggregate principal balance outstanding. As of the amendment date, the pricing was set at the Prime rate plus 7.00%.

In December 2023, $2.6 million of corporate bonds were redeemed prior to contractual maturity by the issuer at 100% of the face value. The redemption resulted in a realized gain of approximately $0.1 million. This investment was classified as debt securities, at fair value as of September 30, 2023.

In December 2023, Loan #6 was placed on non-accrual status. As of December 31, 2023, Loan #6 is held on the consolidated balance sheet with a carrying value of approximately $4.3 million and a reserve for current expected credit losses of approximately $0.1 million.

In December 2023, we closed Loan #30 with a new borrower in Missouri. The credit facility has an aggregate commitment of $15.0 million, of which $7.5 million was funded at closing and $7.5 million remains unfunded as of December 31, 2023.

In December 2023, we entered into an amendment to Loan #8, which waived principal amortization payment for the period from October 31, 2023 to December 31, 2023. Among other things, the amendment increased the PIK rate from 2.0% to 13.0% and waived cash interest for the fourth quarter of 2023. Additionally, previously accrued cash interest of approximately $0.6 million was paid in kind and capitalized to the principal balance of the loan outstanding.

In December 2023, we entered into an amendment to Loan #4, which extended the maturity date to February 14, 2024. The amendment increased the PIK rate from 2.0% to Prime plus 11.75% and cash interest is 0% from December 1, 2023 to maturity.

Subsequent Updates to Our Loan Portfolio in 2024

During the period from January 1, 2024 through March 11, 2024, the Company advanced approximately $16.5 million of gross loan principal, of which $6.7 million and $9.8 million were funded to a new borrowers and existing borrowers, respectively.

In February 2024, we entered into an amendment to Loan #16, which modified certain financial covenants. No monetary terms of the loan were modified in connection with the amendment.

In February 2024, we entered into an amendment to Loan #6, which extended the maturity date to March 20, 2024.

In February 2024, we entered into an amendment to Loan #4, to extend the maturity date to April 16, 2024 and modified the interest rate for the period from February 14, 2024 through maturity to 15.0% PIK.

In February 2024, we entered into an amendment to Loan #19, which extended the maturity date from August 29, 2025 to December 31, 2025. Additionally, make-whole interest protections were extended through June 30, 2025 and the PIK rate was increased from 3.0% to 5.0%.

In March 2024, we entered into an amendment to Loan #6, which extended the maturity date to April 15, 2024, and waived amortization payments until such date. Additionally, previously accrued interest of approximately $0.3 million was paid in kind and capitalized to the principal balance. From the amendment date through maturity all interest at the prevailing interest rate will be paid in kind. In connection with this amendment, Loan #6 was restored to accrual status.

Dividends Declared Per Share

For the period from January 1, 2023 through March 31, 2023, we declared an ordinary cash dividend of $0.47 per share of our common stock, relating to the first quarter of 2023, which was paid on April 14, 2023 to stockholders of record as of the close of business on March 31, 2023. The total amount of the cash dividend payment was approximately $8.5 million.

For the period from April 1, 2023 through June 30, 2023, we declared an ordinary cash dividend of $0.47 per share of our common stock, relating to the second quarter of 2023, which was paid on July 14, 2023 to stockholders of record as of the close of business on June 30, 2023. The total amount of the cash dividend payment was approximately $8.5 million.

For the period from July 1, 2023 through September 30, 2023, we declared an ordinary cash dividend of $0.47 per share of our common stock, relating to the third quarter of 2023, which was paid on October 13, 2023 to stockholders of record as of the close of business on September 29, 2023. The total amount of the cash dividend payment was approximately $8.5 million.

For the period from October 1, 2023 through December 31, 2023, we declared an ordinary cash dividend of $0.47 per share of our common stock, relating to the fourth quarter of 2023, which was paid on January 12, 2024 to stockholders of record as of the close of business on December 29, 2023. The total amount of the cash dividend payment was approximately $8.5 million. In addition, we declared a special cash dividend of $0.29 per share of our common stock, which was paid on January 12, 2024 to stockholders of record as of the close of business on December 29, 2023. The total amount of the special cash dividend payment was approximately $5.2 million.

The payment of these dividends is not indicative of our ability to pay such dividends in the future.

Results of Operations

Comparison of the years ended December 31, 2023 and 2022

	For the year ended December 31,		Variance
	2023	2022	Amount	%
Revenues
Interest income	$62,900,004	$51,471,766	$11,428,238	22%
Interest expense	(5,752,908)	(2,614,138)	(3,138,770)	120%
Net interest income	57,147,096	48,857,628	8,289,468	17%

Expenses
Management and incentive fees, net	8,782,834	6,562,087	2,220,747	34%
General and administrative expense	5,260,287	3,528,322	1,731,965	49%
Professional fees	2,153,999	2,151,714	2,285	0%
Stock based compensation	1,479,736	435,623	1,044,113	240%
Provision for current expected credit losses	940,385	3,887,405	(2,947,020)	-76%
Total expenses	18,617,241	16,565,151	2,052,090	12%
Change in unrealized gain on debt securities, at fair value	75,604	-	75,604	100%
Realized gain on debt securities, at fair value	104,789	-	104,789	100%
Net Income before income taxes	38,710,248	32,292,477	6,417,771	20%
Income tax expense	-	-	-	-
Net Income	$38,710,248	$32,292,477	$6,417,771	20%

•
The increase in interest income was driven by the $12.7 million increase in principal outstanding, as well as the increase in the Prime rate of 100 basis points during the year. The Prime rate increase impacted approximately 80.5% of the Company’s loans, which bear a floating rate as of December 31, 2023. Additionally, we recognized approximately $3.5 million of interest income from prepayment fees and acceleration of original issue discounts and other upfront fees during the year ended December 31, 2023, as compared to $1.2 million for the year ended December 31, 2022.
•
Interest expense increased as a result of the series of Prime Rate increases discussed above as well as timing of borrowings and amounts outstanding under the Revolving Loan. Additionally, the Company increased the availability under the Revolving Loan from $92.5 million as of December 31, 2022 to $100.0 million as of December 31, 2023, resulting in an increase to unused fee interest expense (25 basis points of amounts outstanding) over the comparative period.
•
The increase in base management and incentive fees, net was primarily attributable to the year over year increases in Equity and Core Earnings of $7.9 million and $4.3 million, respectively, on which the fees are earned. These increases were partially offset by fewer Outside Fees applied during the year ended December 31, 2023 of approximately $0.2 million, compared to approximately $1.3 million for the year ended December 31, 2022.
•
The increase in general and administrative expenses and professional fees was primarily due to an increase in overhead reimbursements for costs incurred by the Manager of $4.8 million for the year ended December 31, 2023 compared to $3.1 million for the same period in 2022.
•
Stock based compensation increased as a result of the grant of 323,452 restricted stock awards to employees of our Manager during the year ended December 31, 2023, for which expense is recognized ratably over the vesting period.
•
During 2023, the Company recognized approximately $0.2 million of realized and unrealized gains on corporate bonds, held at fair value, which were not held by the Company as of or during the year ended December 31, 2022.

•
Our provision for current expected credit losses decreased due to both borrower specific credit factors, and regular re-evaluations of overall current macroeconomic conditions affecting our borrowers and the industry.
o
As of December 31, 2023 and 2022, greater than 80% of the portfolio bears a floating rate based on the Prime Rate. The Prime rate increased 100 basis points in 2023, as compared to 425 basis points in 2022, indicating a more stabilized credit market in 2023 compared to 2022. The significant upward movement in benchmark interest rates during 2022 contributed to a greater change in the probability of default when compared to 2023, and contributed to the decrease in the provision year over year.
o
Changes in portfolio risk composition resulting from principal paydowns and new fundings also contributed to the decrease, with reserves on new 2023 originations representing a smaller portion of the reserve than loans originated in prior years. As of December 31, 2023 approximately 68.9% of our loans carry a risk rating of "1" or 2", an increase when compared to 62.6% as of December 31, 2022.
o
Additionally, improvement in enterprise valuations of our borrowers, driven by valuation multiples of comparable companies remaining more stable or increasing during the year ended December 31, 2023 as compared to December 31, 2022.
•
The current expected credit loss reserve represents approximately 140 basis points of our aggregate loan commitments held at carrying value of approximately $5.0 million. The liability is based on the unfunded portion of loan commitments over the full contractual period over which we are exposed to credit risk through a current obligation to extend credit. Management considered the likelihood that funding will occur, and if funded, the expected credit loss on the funded portion. We continuously evaluate the credit quality of each loan by assessing the risk factors of each loan.

Loan Portfolio

As of December 31, 2023 and 2022, our portfolio included 27 and 22 loans held for investment of approximately $353.6 million and $339.3 million at carrying value, respectively, prior to the reserve for current expected credit losses. The aggregate originated commitment under these loans was approximately $378.8 million and $351.4 million and outstanding principal was approximately $355.7 million and $343.0 million as of December 31, 2023 and 2022, respectively. As of December 31, 2023 and 2022, our loan portfolio had a weighted-average yield-to-maturity internal rate of return (“YTM IRR”) of 19.4% and 19.7%, respectively, and was substantially secured by real estate and, with respect to certain of our loans, substantially all assets of the borrowers and certain of their subsidiaries, including equipment, receivables, and licenses. YTM IRR is calculated using various inputs, including (i) cash and paid-in-kind (“PIK”) interest, which is capitalized and added to the outstanding principal balance of the applicable loan, (ii) original issue discount (“OID”), (iii) amortization, (iv) unused fees, and (v) exit fees. Certain of our loans have extension fees, which are not included in our YTM IRR calculations, but may increase YTM IRR if such extension options are exercised by borrowers.

As of December 31, 2023 and 2022, approximately 80.5% and 83.1%, respectively, of our portfolio was comprised of floating rate loans that pay interest at the Prime Rate plus an applicable margin and were subject to a Prime Rate floor. The Prime Rate was 7.50% as of December 31, 2022, and increased to 8.50% as of December 31, 2023. The table below summarizes our portfolio as of December 31, 2023:

Loan (1)	Location(s)	Initial Funding Date (1)	Maturity Date (2)	Total Commitment (3)	Principal Balance	Original Issue Discount	Carrying Value	Percentage of Our Loan Portfolio	Future Fundings	Interest Rate (4)	Periodic Payment (5)	YTM IRR (6)
1	Various	10/27/2022	10/30/2026	$30,000,000	$29,910,000	$(635,656)	$29,274,344	8.3%	-	P+6.5% Cash (11)	I/O	17.3%
2	Michigan	1/13/2022	12/31/2024	35,891,667	38,810,119	(81,073)	38,729,046	11.0%	-	P+6.65% Cash, 4.25% PIK (17)	P&I	18.0%
3(18)	Various	3/25/2021	11/29/2024	20,105,628	20,657,606	(175,697)	20,481,909	5.8%	-	P+10.38% Cash, 2.75% PIK (7)	P&I	23.5%
4	Arizona	4/19/2021	2/14/2023	14,240,129	15,396,370	-	15,396,370	4.4%	-	P+11.75% PIK (15)	I/O	25.9%
5	Massachusetts	4/19/2021	4/30/2025	3,500,000	3,194,180	-	3,194,180	0.9%	-	P+12.25% Cash (7)	P&I	22.8%
6(19)	Michigan	8/20/2021	2/20/2024	6,000,000	4,264,421	(535)	4,263,886	1.2%	-	P+9% Cash (7)	P&I	20.8%
7	Illinois, Arizona	8/24/2021	6/30/2025	25,000,000	20,184,005	(128,551)	20,055,454	5.7%	-	P+6% Cash, 2% PIK (12)	P&I	19.5%
8	West Virginia	9/1/2021	9/1/2024	9,500,000	11,706,059	(42,473)	11,663,586	3.3%	-	P+9.25% Cash, 2% PIK (8)	P&I	25.1%
9(20)	Pennsylvania	9/3/2021	6/30/2024	15,000,000	16,402,488	-	16,402,488	4.6%	-	P+10.75% Cash, 3% PIK (7)	P&I	16.2%
11	Maryland	9/30/2021	9/30/2024	32,000,000	33,310,259	(267,990)	33,042,269	9.3%	-	P+8.75% Cash, 2% PIK (7)	I/O	22.0%
12	Various	11/8/2021	10/31/2024	20,000,000	8,710,222	(52,406)	8,657,816	2.4%	-	P+7% Cash (13)	P&I	19.5%
13	Michigan	11/22/2021	11/1/2024	13,600,000	13,392,094	(59,248)	13,332,846	3.8%	-	P+6% Cash, 1.5% PIK (12)	I/O	19.5%
14	Various	12/27/2021	12/27/2026	5,000,000	5,253,125	-	5,253,125	1.5%	-	P+12.25% Cash, 2.5% PIK (9)	P&I	22.8%
16	Florida	12/30/2021	12/31/2024	13,000,000	4,437,500	(19,058)	4,418,442	1.2%	-	P+9.25% Cash (7)	I/O	36.3%
17	Florida	1/18/2022	1/31/2025	15,000,000	15,000,000	(136,667)	14,863,333	4.2%	-	P+4.75% Cash (11)	P&I	14.8%
18	Ohio	2/3/2022	2/28/2025	11,662,050	17,155,637	(92,206)	17,063,431	4.8%	-	P+1.75% Cash, 5% PIK (12)	P&I	20.4%
19	Florida	3/11/2022	8/29/2025	20,000,000	20,080,084	(48,217)	20,031,867	5.7%	-	11% Cash, 3% PIK	P&I	15.5%
20	Missouri	5/9/2022	5/30/2025	17,000,000	17,691,575	(78,532)	17,613,043	5.0%	-	11% Cash, 2% PIK	P&I	14.7%
21	Illinois	7/1/2022	7/29/2026	9,000,000	5,353,186	(56,877)	5,296,309	1.5%	-	P+8.5% Cash, 3% PIK (9)	P&I	25.6%
23	Arizona	3/27/2023	3/31/2026	2,000,000	1,860,000	(37,319)	1,822,681	0.5%	-	P+7.5% Cash (14)	P&I	19.4%
24	Oregon	3/31/2023	9/27/2026	1,000,000	820,000	-	820,000	0.2%	-	P+10.5% Cash (10)	P&I	21.7%
25	New York	8/1/2023	6/29/2036	23,309,588	22,611,938	-	22,611,938	6.4%	-	15% Cash	P&I	16.7%
26	Connecticut	8/31/2023	2/27/2026	5,450,000	5,450,000	(118,004)	5,331,996	1.5%	-	14% Cash	P&I	19.1%
27	Nebraska	8/15/2023	6/30/2027	13,061,667	13,061,667	-	13,061,667	3.7%	-	P+8.75% Cash	P&I	19.0%
28	Ohio	9/13/2023	3/13/2025	2,466,705	2,466,705	-	2,466,705	0.7%	-	15% Cash	P&I	17.4%
29	Illinois	10/11/2023	10/9/2026	1,062,564	1,066,065	-	1,066,065	0.3%	-	11.4% Cash, 1.5% PIK	P&I	15.9%
30	Missouri, Arizona	12/20/2023	12/31/2026	15,000,000	7,500,000	(74,186)	7,425,814	2.1%	7,500,000	P+7.75% Cash (16)	I/O	18.4%
			Subtotal	$378,849,998	$355,745,305	$(2,104,695)	$353,640,610	100%	$7,500,000		Wtd Average	19.4%

(1)
All loans originated prior to April 1, 2021 were purchased from affiliated entities at fair value plus accrued interest on or subsequent to April 1, 2021.Loan numbering in the table above is maintained from origination for purposes of comparability and may not be sequential due to maturities, payoffs, or refinancings.
(2)
Certain loans are subject to contractual extension options and may be subject to performance based on other conditions as stipulated in the loan agreement. Actual maturities may differ from contractual maturities stated herein and certain borrowers may have the right to prepay with or without a contractual prepayment penalty. The Company may also extend contractual maturities and amend other terms of the loans in connection with loan modifications.
(3)
Total Commitment excludes future amounts to be advanced at sole discretion of the lender and reflects receipt of scheduled amortization payments as of December 31, 2023.
(4)
"P" = prime rate and depicts floating rate loans that pay interest at the prime rate plus a specific percentage; "PIK" = paid-in-kind interest; subtotal represents weighted average interest rate.
(5)
P&I = principal and interest. I/O = interest only. P&I loans may include interest only periods for a portion of the loan term.
(6)
Estimated YTM, calculated on a weighted average principal basis, includes a variety of fees and features that affect the total yield, which may include, but is not limited to, OID, exit fees, prepayment fees, unused fees and contingent features. OID is recognized as a discount to the funded loan principal and is accreted to income over the term of the loan. The estimated YTM calculations require management to make estimates and assumptions, including, but not limited to, the timing and amounts of loan draws on delayed draw loans, the timing and collectability of exit fees, the probability and timing of prepayments and the probability of contingent features occurring. For example, certain credit agreements contain provisions pursuant to which certain PIK interest rates and fees earned by us under such credit agreements will decrease upon the satisfaction of certain specified criteria which we believe may improve the risk profile of the applicable borrower. To be conservative, we have not assumed any prepayment penalties or early payoffs in our estimated YTM calculation. Estimated YTM is based on current management estimates and assumptions, which may change. Actual results could differ from those estimates and assumptions.
(7)
This Loan is subject to a prime rate floor of 3.25%
(8)
This Loan is subject to a prime rate floor of 4.00%

(9)
This Loan is subject to a prime rate floor of 4.75%
(10)
This Loan is subject to a prime rate floor of 5.50%
(11)
This Loan is subject to a prime rate floor of 6.25%
(12)
This Loan is subject to a prime rate floor of 7.00%
(13)
This Loan is subject to a prime rate floor of 7.50%
(14)
This Loan is subject to a prime rate floor of 8.00%
(15)
This Loan is subject to a prime rate floor of 8.25%
(16)
This Loan is subject to a prime rate floor of 8.50%
(17)
This Loan is subject to a prime rate cap of 5.85%
(18)
The aggregate loan commitment to Loan #3 includes a $15.9 million initial commitment which has a base interest rate of 13.625%, 2.75% PIK and a second commitment of $4.2 million which has an interest rate of 15.00%, 2.00% PIK. The statistics presented reflect the weighted average of the terms under all advances for the total aggregate loan commitment.
(19)
As of December 1, 2023, this loan was placed on non-accrual status. In March 2024, we entered into an amendment to Loan #6, which extended the maturity date to April 15, 2024. In connection with this amendment, Loan #6 was restored to accrual status (Note 14).
(20)
As of May 1, 2023, Loan #9 was placed on non-accrual status and continues to be on non-accrual as of December 31, 2023. Loan #9 is included on the consolidated balance sheet as a loan held for investment – related party (Note 7).

The following tables summarize our loans held for investment as of December 31, 2023 and 2022:

	As of December 31, 2023
	Outstanding Principal (1)	Original Issue Discount	Carrying Value (1)	Weighted Average Remaining Life (Years) (2)
Senior Term Loans	$355,745,305	$(2,104,695)	$353,640,610	2.1
Current expected credit loss reserve	-	-	(4,972,647)
Total loans held at carrying value, net	$355,745,305	$(2,104,695)	$348,667,963

	As of December 31, 2022
	Outstanding Principal (1)	Original Issue Discount	Carrying Value (1)	Weighted Average Remaining Life (Years) (2)
Senior Term Loans	$343,029,334	$(3,755,796)	$339,273,538	2.2
Current expected credit loss reserve	-	-	(3,940,939)
Total loans held at carrying value, net	$343,029,334	$(3,755,796)	$335,332,599

(1)
The difference between the Carrying Value and the Outstanding Principal amount of the loans consists of unaccreted original issue discount, deferred loan fees and other upfront fees. Outstanding principal balance includes capitalized PIK interest, if applicable.
(2)
Weighted average remaining life is calculated based on the carrying value of the loans as of December 31, 2023 and 2022, respectively.

The following tables present changes in loans held for investment at carrying value as of and for the years ended December 31, 2023 and 2022:

	Principal	Original Issue Discount	Current Expected Credit Loss Reserve	Carrying Value (1)
Balance at December 31, 2022	$343,029,334	$(3,755,796)	$(3,940,939)	$335,332,599
New fundings	93,533,516	(1,332,340)	-	92,201,176
Principal repayment of loans	(76,876,048)	-	-	(76,876,048)
Accretion of original issue discount	-	2,983,441	-	2,983,441
Sale of loan (2)	(13,399,712)	-	-	(13,399,712)
PIK Interest	9,458,215	-	-	9,458,215
Current expected credit loss reserve	-	-	(1,031,708)	(1,031,708)
Balance at December 31, 2023	$355,745,305	$(2,104,695)	$(4,972,647)	$348,667,963

(1)
The difference between the Carrying Value and the Outstanding Principal amount of the loans consists of unaccreted original issue discount, deferred loan fees and other upfront fees. Outstanding principal balance includes capitalized PIK interest, if applicable.
(2)
One loan was reclassified as held for sale from loans held for investment as the decision was made to sell the loan during the year ended December 31, 2023 to a syndicate of co-lenders which includes a third party and two affiliates under common control with our Manager. The sale was executed on March 31, 2023.

	Principal	Original Issue Discount	Current Expected Credit Loss Reserve	Carrying Value (1)
Balance at January 1, 2022	$200,632,056	$(3,647,490)	$(134,542)	$196,850,024
New fundings	160,163,120	(3,243,735)	-	156,919,385
Principal repayment of loans	(17,728,730)	-	-	(17,728,730)
Accretion of original issue discount	-	2,874,706	-	2,874,706
Sale of loans	(6,957,500)	260,723	-	(6,696,777)
PIK Interest	6,920,388	-	-	6,920,388
Current expected credit loss reserve	-	-	(3,806,397)	(3,806,397)
Balance at December 31, 2022	$343,029,334	$(3,755,796)	$(3,940,939)	$335,332,599

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

The following table provides a reconciliation of GAAP net income to Distributable Earnings and Adjusted Distributable Earnings (in thousands, except per share data):

	For the year ended	For the year ended
	December 31, 2023	December 31, 2022
Net Income	$38,710,248	$32,292,477
Adjustments to net income
Stock based compensation	1,479,736	435,623
Amortization of debt issuance costs	550,906	563,464
Provision for current expected credit losses	940,385	3,887,405
Change in unrealized gain on debt securities, at fair value	(75,604)	-
Realized gain on debt securities, at fair value	(104,789)	-
Distributable Earnings	$41,500,882	$37,178,969
Adjustments to Distributable Earnings	-	-
Adjusted Distributable Earnings	$41,500,882	$37,178,969
Basic weighted average shares of common stock outstanding (in shares)	18,085,088	17,653,765
Adjusted Distributable Earnings per Weighted Average Share	$2.30	$2.11
Diluted weighted average shares of common stock outstanding (in shares)	18,343,725	17,746,214
Adjusted Distributable Earnings per Weighted Average Share	$2.26	$2.10

Book Value Per Share

The book value per share of our common stock as of December 31, 2023 and 2022 was approximately $14.94 and $14.86, respectively.

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

As of December 31, 2023 and 2022, all of our cash was unrestricted and totaled approximately $7.9 million and $5.7 million, respectively. We believe that our cash on hand, capacity available under our Revolving Loan, and cash flows from operations for the next twelve months will be sufficient to satisfy the operating requirements of our business through at least the next twelve months. The sources of financing for our target investments are described below.

Revolving Credit Facility

In May 2021, in connection with our acquisition of CAL, we were assigned a secured revolving credit facility (the “Revolving Loan”). The Revolving Loan had an original aggregate borrowing base of up to $10,000,000 and bore interest, payable in cash in arrears, at a per annum rate equal to the greater of (x) Prime Rate plus 1.00% and (y) 4.75%. We incurred debt issuance costs of $100,000 related to the origination of the Revolving Loan, which were capitalized and are subsequently being amortized through maturity. The maturity date of the Revolving Loan was the earlier of (i) February 12, 2023 and (ii) the date on which the Revolving Loan is terminated pursuant to terms in the Revolving Loan Agreement.

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

On February 27, 2023, CAL entered into an amendment to the Third Amendment and Restatement (the “Amendment”). The Amendment extended the contractual maturity date of the Revolving Loan until December 16, 2024 and we retained the option to extend the initial term for an additional one-year period, provided no events of default exist and we provide 365 days’ notice of the extension pursuant to the Amendment. No other material terms of the Revolving Loan were modified as a result of the execution of the Amendment. We incurred debt issuance costs of $2,988 related to the Amendment, which were capitalized and are subsequently amortized through maturity.

On June 30, 2023, CAL entered into a Fourth Amended and Restated Loan and Security Agreement (the “Fourth Amendment and Restatement”). The Fourth Amendment and Restatement increased the loan commitment from $92.5 million to $100.0 million. No other material terms of the Revolving Loan were modified as a result of the execution of the Fourth Amendment and Restatement. We incurred debt issuance costs of $109,291 related to the Fourth Amendment and Restatement, which were capitalized and are subsequently amortized through maturity.

On February 28, 2024, CAL entered into a Fifth Amended and Restated Loan and Security Agreement (the “Fifth Amendment and Restatement”). The Fifth Amendment and Restatement extended the contractual maturity date of the Revolving Loan until June 30, 2026, and expanded the existing accordion feature to permit aggregate loan commitments of up to $150.0 million. No other material terms of the Revolving Loan were modified as a result of the execution of the Fifth Amendment and Restatement. The

Company incurred debt issuance costs of approximately $0.1 million related to the Fifth Amendment and Restatement, which were capitalized and will subsequently be amortized through maturity.

The Revolving Loan provides for certain affirmative covenants, including requiring us to deliver financial information and any notices of default, and conducting business in the normal course. Additionally, we must comply with certain financial covenants including: (1) maximum capital expenditures of $150,000, (2) maintaining a debt service coverage ratio greater than 1.35 to 1, and (3) maintaining a leverage ratio less than 1.50 to 1. As of December 31, 2023, we were in compliance with all financial covenants with respect to the Revolving Loan.

As of December 31, 2023 and 2022, unamortized debt issuance costs related to the Revolving Loan, including all amendments and amendments and restatements thereto, as applicable, of $366,592 and $516,261, respectively, are recorded in other receivables and assets, net on the consolidated balance sheets.

For the year ended December 31, 2023, we had net borrowings of $8.0 million against the Revolving Loan. As of December 31, 2023, we had $34.0 million available and $66.0 million outstanding under the Revolving Loan (Note 6).

Capital Markets

We may seek to raise further equity capital and issue debt securities in order to fund our future investments in loans. Our Shelf Registration Statement on Form S-3 became effective on January 19, 2023, allowing us to sell, from time to time in one or more offerings, up to $500 million of our securities, including common stock, preferred stock, debt securities, warrants and rights (including as part of a unit) to purchase shares of our common stock, preferred stock, or debt securities. The specifics of any future offerings, along with the use of proceeds of any securities offered, will be described in detail in a prospectus supplement, or other offering materials, at the time of any offering.

On February 15, 2023, the Company completed a registered direct offering of 395,779 shares of common stock at a price of $15.16 per share, raising net proceeds of approximately $6.0 million. The Company sold shares of common stock directly, without the use of underwriters or placement agents, to institutional investors registered pursuant to its effective shelf registration statement.

On June 20, 2023, the Company entered into an At-the-Market Sales Agreement (the “Sales Agreement”) with BTIG, LLC, Compass Point Research & Trading, LLC and Oppenheimer & Co. Inc. (each a “Sales Agent” and together the “Sales Agents”) under which we may, from time to time, offer and sell shares of common stock, having an aggregate offering price of up to $75.0 million. Under the terms of the Sales Agreement, we have agreed to pay the Sales Agents a commission of up to 3.0% of the gross proceeds from each sale of common stock sold through the Sales Agents. Sales of common stock, if any, may be made in transactions that are deemed to be “at-the-market” offerings, as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended (the “Securities Act”).

During the year ended December 31, 2023, we sold an aggregate of 79,862 shares of our common stock under the Sales Agreement at an average price of $15.78 per share, generating net proceeds of approximately $1.2 million.

Cash Flows

The following table sets forth changes in cash and cash equivalents for the years ended December 31, 2023 and 2022, respectively:

	For the year ended December 31,
	2023	2022
Net income	$38,710,248	$32,292,477
Adjustments to reconcile net income to net cash used in operating activities and changes in operating assets and liabilities	(10,293,789)	(15,287,322)
Net cash provided by operating activities	28,416,459	17,005,155
Net cash used in investing activities	(1,925,416)	(125,244,044)
Net cash (used in)/provided by financing activities	(24,308,830)	33,706,190

Change in cash and cash equivalents	2,182,213	(74,532,699)

Net Cash Provided by Operating Activities

For the years ended December 31, 2023 and 2022, we reported “Net cash provided by operating activities” of approximately $28.4 million and $17.0 million, respectively. Net cash provided by operating activities increased approximately $11.4 million, primarily attributable to an increase in net income over the comparable period of approximately $6.4 million, a change in the interest reserve for applied interest payments of approximately $13.0 million, redemption of debt securities of $2.5 million and an increase in interest receivable of approximately $1.2 million. These changes were offset by the purchase of $3.2 million of debt securities at fair value, an increase in PIK interest of approximately $2.5 million, a decrease in management and incentive fees payable of approximately $2.5 million, a decrease in current expected credit losses of approximately $2.9 million, an increase in stock based compensation of approximately $1.0 million, a decrease in related party net payable of approximately $0.7 million, $0.1 million in unrealized gain relating to the purchase of debt securities at fair value, and $0.1 million in realized gain relating to the purchase of debt securities over the comparable period.

Net Cash Used in Investing Activities

For the years ended December 31, 2023 and 2022, we reported “Net cash provided used in investing activities” of $1.9 million and $125.2 million, respectively.

For the year ended December 31, 2023, cash outflows primarily related to $92.2 million used for the origination and funding of loans held for investment, partially offset by $13.4 million of cash received from the sale of loans and $76.9 million of cash received from the principal repayment of loans held for investment.

For the year ended December 31, 2022, cash outflows primarily related to $149.6 million used for the origination and funding of loans held for investment, partially offset by $6.7 million of cash received from the sales of loans and $17.7 million of cash received from the principal repayment of loans held for investment.

Net Cash (Used in)/Provided by Financing Activities

For the years ended December 31, 2023 and 2022, we reported “Net cash (used in)/provided by financing activities” of $(24.3) million and $33.7 million, respectively.

For the year ended December 31, 2023, cash inflows of approximately $7.2 million related to proceeds received from sales of our common stock through the registered direct offering and ATM offering of $6.0 million and $1.2 million, respectively. Additionally, we had cash inflows related to draw downs on our Revolving Loan of $82.0 million, which were offset by $74.0 million in repayments on our Revolving Loan, approximately $39.1 million in dividends paid, approximately $0.1 million in debt issuance costs paid, and approximately $0.3 million in offering costs paid associated with the registered direct offering and ATM offering.

For the year ended December 31, 2022, cash inflows of approximately $4.5 million related to proceeds received from the underwriters’ partial exercise of their over-allotment option in connection with our initial public offering and $58.0 million related to draw downs on our Revolving Loan, partially offset by approximately $28.2 million in dividends paid, approximately $0.5 million in debt issuance costs paid, and approximately $0.1 million related to offering costs associated with our initial public offering.

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

The following table summarizes the Company’s dividends declared during the years ended December 31, 2023 and 2022.

	Record Date	Payment Date	Common Share Distribution Amount	Taxable Ordinary Income	Return of Capital	Section 199A Dividends
Regular cash dividend	3/31/2023	4/14/2023	$0.47	$0.47	$-	$0.47
Regular cash dividend	6/30/2023	7/14/2023	$0.47	$0.47	$-	$0.47
Regular cash dividend	9/29/2023	10/13/2023	$0.47	$0.47	$-	$0.47
Regular cash dividend	12/29/2023	1/12/2024	$0.47	$0.47	$-	$0.47
Special cash dividend	12/29/2023	1/12/2024	$0.29	$0.29	$-	$0.29
Total cash dividend			$2.17	$2.17	$-	$2.17

	Record Date	Payment Date	Common Share Distribution Amount	Taxable Ordinary Income	Return of Capital	Section 199A Dividends
Regular cash dividend	3/31/2022	4/14/2022	$0.40	$0.40	$-	$0.40
Regular cash dividend	6/30/2022	7/15/2022	$0.47	$0.47	$-	$0.47
Regular cash dividend	9/30/2022	10/14/2022	$0.47	$0.47	$-	$0.47
Regular cash dividend	12/30/2022	1/13/2023	$0.47	$0.47	$-	$0.47
Special cash dividend	12/30/2022	1/13/2023	$0.29	$0.29	$-	$0.29
Total cash dividend			$2.10	$2.10	$-	$2.10

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

CECL Reserve

In accordance with Accounting Standards Codification ("ASC") Topic ASC 326, Financial Instruments - Credit Losses ("ASC 326") we record a current expected credit loss reserve ("CECL Reserve") for our loans held for investment. The CECL Reserve is deducted from the gross carrying amount of the assets to present the net carrying value of the amounts expected to be collected on such assets. The Company estimates its CECL Reserve using among other inputs, third-party valuations, and a third-party probability-weighted model that considers the likelihood of default and expected loss given default for each individual loan based on the risk profile for approximately three years after which we immediately revert to use of historical loss data.

We consider historical loss experience, current conditions, and a reasonable and supportable forecast of the macroeconomic environment. We consider multiple datapoints and methodologies that may include likelihood of default and expected loss given default for each individual loans, valuations derived from discounted cash flows (“DCF”), and other inputs including the risk rating of the loan, how recently the loan was originated compared to the measurement date, and expected prepayment, if applicable. The measurement of expected credit losses under CECL is applicable to financial assets measured at amortized cost, and off-balance sheet credit exposures such as unfunded loan commitments.

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

To estimate the historic loan losses relevant to our portfolio, we evaluate our historical loan performance, which includes zero realized loan losses since our inception of operations. Additionally, we analyzed our repayment history, noting we have limited “true” operating history, since the incorporation date of March 30, 2021. However, our Sponsor has had operations for the past three fiscal years and has made investments in similar loans that have similar characteristics, including interest rate, collateral coverage, guarantees, and prepayment/make whole provisions, which fall into the pools identified above. Given the similarity of the structuring of the credit agreements for the loans in our portfolio, management considered it appropriate to consider the past repayment history of loans originated by the Sponsor in determining the extent to which we should record a CECL Reserve.

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

The risk ratings are primarily based on historical data and current conditions specific to each portfolio company, as well as consideration of future economic conditions and each borrower’s estimated ability to meet debt service requirements. The risk ratings shown in the following table as of December 31, 2023 and 2022 consider borrower specific credit history and performance and quarterly re-evaluation of overall current macroeconomic conditions affecting the borrowers. As interest rates have increased due to rising rates from the Federal Reserve Board, it has impacted borrowers’ ability to service their debt obligations on a global scale. Changes in risk ratings had an effect on the level of the current expected credit loss reserve though, other than the two loans placed on non-accrual status, the portfolio continued to perform as expected. For approximately 70% and 82% of the portfolio, the fair value of the underlying real estate collateral exceeded the amounts outstanding under the loans as of December 31, 2023 and 2022, respectively. The remaining approximately 30% and 18% of the portfolio, respectively, while not fully collateralized by real estate, may be partially collateralized by real estate and is secured by other forms of collateral including equipment, receivables, licenses and/or other assets of the borrowers to the extent permitted by applicable laws and regulations governing such borrowers.

As of December 31, 2023 and 2022, the carrying value, excluding the CECL Reserve, of the Company’s loans within each risk rating by year of origination is as follows:

Risk	As of December 31, 2023(1)(2)						As of December 31, 2022(1)
Rating	2023	2022	2021	2020	2019	Total	2022	2021	2020	2019	Total
1	$820,000	$37,644,911	$-	$-	$-	$38,464,911	$-	$274,406	$-	$-	$274,406
2	51,320,161	107,007,422	46,792,941	-	-	205,120,524	94,467,449	88,444,868	29,140,546	-	212,052,863
3	2,466,705	5,296,308	58,829,717	-	-	66,592,730	30,415,113	83,131,444	-	-	113,546,557
4	-	-	43,462,445	-	-	43,462,445	-	13,399,712	-	-	13,399,712
5	-	-	-	-	-	-	-	-	-	-	-
Total	$54,606,866	$149,948,641	$149,085,103	$-	$-	$353,640,610	$124,882,562	$185,250,430	$29,140,546	$-	$339,273,538

(1)
Amounts are presented by loan origination year with subsequent advances shown in the original year of origination.
(2)
Loan #6 and Loan #9 placed on non-accrual status and are included in risk rating category "3" and “4”, respectively.

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

Our loan portfolio as of December 31, 2023 and 2022 was concentrated with the top three borrowers representing approximately 28.7% and 29.4% of the funded principal and approximately 26.4% and 27.9% of the total commitments to borrowers, respectively.

As of December 31, 2023 and 2022, the top three borrowers represented approximately 28.4% and 29.3% of interest income, respectively. The largest loan represented approximately 10.9% and 10.9% of the funded principal and approximately 9.7% and 10.2% of the total commitments as of December 31, 2023 and 2022, respectively.

As of December 31, 2023 and December 31, 2022, our borrowers have operations in the jurisdictions in the table below:

As of December 31, 2023			As of December 31, 2022
Jurisdiction	Outstanding Principal (1)	Our Loan Portfolio	Jurisdiction	Outstanding Principal (1)	Our Loan Portfolio
Michigan	$56,466,635	16%	Michigan	$58,823,506	17%
Maryland	53,907,352	15%	Maryland	53,394,180	16%
Florida	48,815,066	14%	Florida	51,421,128	15%
Ohio	27,902,362	8%	Ohio	45,116,990	13%
Illinois	25,599,133	7%	Illinois	30,302,490	9%
Missouri	25,191,575	7%	Missouri	17,337,220	5%
Arizona	24,466,609	7%	Arizona	19,266,104	6%
New York	22,611,938	6%	New York	—	0%
Pennsylvania	21,674,160	6%	Pennsylvania	34,606,585	10%
Nebraska	13,061,667	4%	Nebraska	—	0%
Massachusetts	12,308,310	3%	Massachusetts	15,031,751	4%
West Virginia	11,706,059	3%	West Virginia	11,640,004	3%
Nevada	5,764,439	2%	Nevada	6,089,376	2%
Connecticut	5,450,000	2%	Connecticut	—	0%
Oregon	820,000	0%	Oregon	—	0%
Total	$355,745,305	100%	Total	$343,029,334	100%

(1) The principal balance of the loans not secured by real estate collateral are included in the jurisdiction representing the principal place of business.

Refer to footnote 3 to our consolidated financial statements for the year ended December 31, 2023 titled “Loans Held for Investment, net” for more information on CECL.

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

ASC 740, prescribes a recognition threshold and measurement attribute for the consolidated financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. We have analyzed our various federal and state filing positions and believe that our income tax filing positions and deductions are well documented and supported as of December 31, 2023. Based on our evaluation, there is no reserve for any uncertain income tax positions. Accrued interest and penalties, if any, are included within other liabilities in the balance sheets.

Recent Accounting Pronouncements

Refer to footnote 2 to our consolidated financial statements for the year ended December 31, 2023, titled “Significant Accounting Policies” for information on recent accounting pronouncements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risks in the ordinary course of our business. These risks primarily relate to fluctuations in interest rates. Our loans are typically valued using a yield analysis, which is typically performed for performing loans to borrowers. Changes in market yields may change the fair value of certain of our loans. Generally, an increase in market yields may result in a decrease in the fair value of certain of our loans, however this is mitigated to the extent our loans bear interest at a floating rate. As of December 31, 2023, we had 21 floating-rate loans, representing approximately 80.5% of our loan portfolio based on aggregate outstanding principal balances. We estimate that a hypothetical 100 basis points increase in the Prime Rate would result in an increase in annual cash interest income, excluding the effects of PIK interest, of approximately $2.9 million and a 100 basis points decrease in the Prime Rate would result in a decrease in annual interest income of approximately $2.9 million. Our loans generally have a Prime Rate floor established at the prevailing Prime Rate at the time of origination. Refer to Note 3 for Prime Rate floor by loan.

In addition, our Revolving Loan is exposed to similar market risks. Changes in market rates may change the fair value of our Revolving Loan as our loan bears interest at the greater of (1) the Prime Rate plus the applicable margin and (2) 3.25%. As of December 31, 2023, we had an outstanding balance of $66.0 million under the Revolving Loan. Based on our outstanding balance as of December 31, 2023, we estimate that a hypothetical 100 basis points increase in the Prime Rate would result in an increase in annual cash interest expense, excluding unused fees, of approximately $0.7 million and a 100 basis points decrease in the Prime Rate would result in a decrease in annual interest expense of approximately $0.7 million.

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

•
we manage our portfolio through an interactive process with our Manager and service our self-originated loans through our Manager’s servicer;
•
we invest in a mix of floating-rate and fixed-rate loans to mitigate the interest rate risk associated with the financing of our portfolio;
•
we actively employ portfolio-wide and asset-specific risk measurement and management processes in our daily operations, including utilizing our Manager’s risk management tools such as software and services licensed or purchased from third-parties and proprietary analytical methods developed by our Manager; and
•
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

While we believe the principal amounts of our loans are generally adequately protected by underlying collateral value, there is a risk that we will not realize the entire principal value of certain loans, particularly those not fully collateralized by real estate. In order to mitigate that risk, our loans are generally collateralized by other assets, such as equipment, receivables, licenses or other assets of the borrowers to the extent permitted by applicable laws and regulations. In addition, we seek to impose strict loan covenants and seek personal or corporate guarantees for additional protection. As of December 31, 2023, 69.7% of our portfolio is fully secured by real estate, 27.6% is partially secured by real estate, and 2.7% has no real estate collateral. Our portfolio on average had real estate collateral coverage of 1.5x as of December 31, 2023, and all of our loans are secured by equity pledges of the borrower and all asset liens. As of December 31, 2022, 89% of our portfolio was fully secured by real estate and 11% had limited or no real estate collateral. Our portfolio on average had real estate collateral coverage of 1.7x as of December 31, 2022, and all of our loans were secured by equity pledges of the borrower and all asset liens.

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

82

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

Chicago Atlantic Real Estate Finance, Inc.

Chicago, Illinois

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Chicago Atlantic Real Estate Finance, Inc. (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations, equity, and cash flows for each of the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ BDO USA, P.C.

We have served as the Company's auditor since 2021.

Chicago, Illinois

March 12, 2024

CHICAGO ATLANTIC REAL ESTATE FINANCE, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2023	December 31, 2022
Assets
Loans held for investment	$337,238,122	$339,273,538
Loans held for investment - related party (Note 7)	16,402,488	-
Loans held for investment, at carrying value	353,640,610	339,273,538
Current expected credit loss reserve	(4,972,647)	(3,940,939)
Loans held for investment at carrying value, net	348,667,963	335,332,599
Cash and cash equivalents	7,898,040	5,715,827
Debt securities, at fair value	842,269	-
Interest receivable	1,004,140	1,204,412
Other receivables and assets, net	705,960	1,018,212
Related party receivables	107,225	-
Total Assets	$359,225,597	$343,271,050

Liabilities
Revolving loan	$66,000,000	$58,000,000
Dividend payable	13,866,656	13,618,591
Management and incentive fees payable	3,243,775	3,295,600
Related party payables	2,051,531	1,397,515
Accounts payable and other liabilities	1,135,355	1,058,128
Interest reserve	1,074,889	1,868,193
Total Liabilities	87,372,206	79,238,027
Commitments and contingencies (Note 8)

Stockholders' equity
Common stock, par value $0.01 per share, 100,000,000 shares authorized and 18,197,192 and 17,685,952 shares issued and outstanding, respectively	181,972	176,859
Additional paid-in-capital	277,483,092	268,995,848
Accumulated deficit	(5,811,673)	(5,139,684)
Total stockholders' equity	271,853,391	264,033,023

Total liabilities and stockholders' equity	$359,225,597	$343,271,050

The accompanying notes are an integral part of these consolidated financial statements.

CHICAGO ATLANTIC REAL ESTATE FINANCE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the year ended	For the year ended
	December 31, 2023	December 31, 2022
Revenues
Interest income	$62,900,004	$51,471,766
Interest expense	(5,752,908)	(2,614,138)
Net interest income	57,147,096	48,857,628

Expenses
Management and incentive fees, net	8,782,834	6,562,087
General and administrative expense	5,260,287	3,528,322
Professional fees	2,153,999	2,151,714
Stock based compensation	1,479,736	435,623
Provision for current expected credit losses	940,385	3,887,405
Total expenses	18,617,241	16,565,151
Change in unrealized gain on debt securities, at fair value	75,604	-
Realized gain on debt securities, at fair value	104,789	-
Net Income before income taxes	38,710,248	32,292,477
Income tax expense	-	-
Net Income	$38,710,248	$32,292,477

Earnings per common share:
Basic earnings per common share	$2.14	$1.83
Diluted earnings per common share	$2.11	$1.82

Weighted average number of common shares outstanding:
Basic weighted average shares of common stock outstanding	18,085,088	17,653,765
Diluted weighted average shares of common stock outstanding	18,343,725	17,746,214

The accompanying notes are an integral part of these consolidated financial statements.

CHICAGO ATLANTIC REAL ESTATE FINANCE, INC.

CONSOLIDATED STATEMENTS OF EQUITY

					Total
	Common Stock		Additional	Accumulated	Stockholders'
	Shares	Amount	Paid-In-Capital	Deficit	Equity
Balance at January 1, 2022	17,355,113	$173,551	$264,081,977	$(177,560)	$264,077,968
Issuance of common stock, net of offering costs	302,800	3,028	4,478,528	-	4,481,556
Stock-based compensation	28,039	280	435,343	13,150	448,773
Dividends declared on common shares ($2.10 per share)	-	-	-	(37,267,751)	(37,267,751)
Net income	-	-	-	32,292,477	32,292,477
Balance at December 31, 2022	17,685,952	176,859	268,995,848	(5,139,684)	264,033,023
Issuance of common stock, net of offering costs	79,862	799	1,221,553	-	1,222,352
Issuance of common stock in connection with private placement, net of offering costs, underwriting discounts and commissions	395,779	3,958	5,790,889	-	5,794,847
Stock based compensation	35,599	356	1,474,802	4,578	1,479,736
Dividends declared on common shares ($2.17 per share)	-	-	-	(39,386,815)	(39,386,815)
Net income	-	-	-	38,710,248	38,710,248
Balance at December 31, 2023	18,197,192	$181,972	$277,483,092	$(5,811,673)	$271,853,391

The accompanying notes are an integral part of these consolidated financial statements.

CHICAGO ATLANTIC REAL ESTATE FINANCE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended December 31,
	2023	2022
Operating activities
Net income	$38,710,248	$32,292,477

Adjustments to reconcile net income to net cash provided by operating activities:
Accretion of deferred loan origination fees and other discounts	(2,983,441)	(2,874,706)
Paid-in-kind interest	(9,458,215)	(6,920,388)
Provision for current expected credit losses	940,385	3,887,405
Change in unrealized gain/loss on debt securities, at fair value	(75,604)	-
Realized gain on debt securities	(104,789)	-
Amortization of debt issuance costs	550,906	563,464
Stock based compensation	1,479,736	435,623

Changes in operating assets and liabilities:
Interest receivable	200,272	(1,006,677)
Other receivables and assets, net	(51,375)	(106,074)
Interest reserve	(793,304)	(13,818,194)
Related party payables	654,016	1,294,686
Related party receivables	(107,225)	-
Purchase of debt securities, at fair value	(3,167,020)	-
Proceeds from the redemption of debt securities, at fair value	2,505,144	-
Management and incentive fees payable	(51,825)	2,493,306
Accounts payable and accrued expenses	168,550	764,233
Net cash provided by operating activities	28,416,459	17,005,155

Cash flows from investing activities
Issuance of and fundings of loans held for investment	(92,201,176)	(149,669,551)
Proceeds from sales of loans held for investment	13,399,712	6,696,777
Principal repayment of loans held for investment	76,876,048	17,728,730
Net cash used in investing activities	(1,925,416)	(125,244,044)

Cash flows from financing activities
Proceeds from sale of common stock	7,222,363	4,505,664
Proceeds from borrowings on revolving loan	82,000,000	58,000,000
Repayment of borrowings on revolving loan	(74,000,000)	-
Dividends paid to common shareholders	(39,134,340)	(28,173,934)
Payment of debt issuance costs	(112,279)	(501,040)
Payment of offering costs	(284,574)	(124,500)
Net cash (used in)/provided by financing activities	(24,308,830)	33,706,190

Net increase (decrease) in cash and cash equivalents	2,182,213	(74,532,699)
Cash and cash equivalents, beginning of period	5,715,827	80,248,526
Cash and cash equivalents, end of period	$7,898,040	$5,715,827

Supplemental disclosure of non-cash financing and investing activities
Interest reserve withheld from funding of loan	$2,238,348	$9,049,834
OID withheld from funding of loans held for investment	1,332,340	3,243,735
OID withheld from funding of debt securities, at fair value	470,590	-
Dividends declared and not yet paid	13,866,656	13,592,997
Transfer of loan held for investment to loan held for sale	13,399,712	-

Supplemental information:
Interest paid during the period	$5,031,492	$1,660,993

The accompanying notes are an integral part of these consolidated financial statements.

CHICAGO ATLANTIC Real Estate finance, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2023

1. ORGANIZATION AND DESCRIPTION OF BUSINESS

Chicago Atlantic Real Estate Finance, Inc., and its wholly owned consolidated subsidiary, Chicago Atlantic Lincoln LLC (“CAL”) (collectively the “Company”, “we”, or “our”), is a commercial real estate finance company that incorporated in the state of Maryland on March 30, 2021 and completed its initial public offering (the "IPO") in December 2021.

The Company operates as one operating segment and its primary investment objective is to provide attractive, risk-adjusted returns for stockholders over time, primarily through consistent current income (dividends and distributions) and secondarily, through capital appreciation. The Company intends to achieve this objective by originating, structuring and investing in first mortgage loans and alternative structured financings secured by commercial real estate properties. The Company’s loan portfolio is primarily comprised of senior loans to state-licensed operators in the cannabis industry, secured by real estate, equipment, receivables, licenses and/or other assets of the borrowers to the extent permitted by applicable laws and regulations governing such borrowers. The Company also lends to and invests in companies or properties that are not related to the cannabis industry if they provide return characteristics consistent with its investment objective.

The Company is externally managed by Chicago Atlantic REIT Manager, LLC (the “Manager”), a Delaware limited liability company, pursuant to the terms of the management agreement dated May 1, 2021, as amended in October 2021, which has a three-year initial term set to expire on April 30, 2024 (the “Management Agreement”), by and among the Company and the Manager. After the initial term, the management agreement is automatically renewed for one-year periods unless the Company or the Manager elects not to renew in accordance with the terms of the Management Agreement. The Manager conducts substantially all of the Company’s operations and provides asset management services for its real estate investments. For its services, the Manager is entitled to management fees and incentive compensation, both defined in, and in accordance with, the terms of the Management Agreement (Note 7). All of the Company’s investment decisions are made by the investment committee of the Manager, subject to oversight by the Company’s board of directors (the “Board”). The Manager is wholly-owned by Chicago Atlantic Group, LP. (the “Sponsor”).

The Company has elected to be taxed as a real estate investment trust (“REIT”) for United States federal income tax purposes under the Internal Revenue Code of 1986, as amended (the “Code”), commencing with its taxable year ended December 31, 2021. The Company generally will not be subject to United States federal income taxes on its REIT taxable income if it annually distributes to stockholders at least 90% of its REIT taxable income prior to the deduction for dividends paid and complies with various other requirements as a REIT.

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

Cash and Cash Equivalents

The Company’s cash and cash equivalents are held with financial institutions, and, at times, may exceed the Federal Deposit Insurance Corporation (“FDIC”) insured limits. The Company and the Manager seek to manage this credit risk relating to cash by monitoring the financial stability of the financial institutions and their ability to continue in business for the foreseeable future.

Cash and cash equivalents include funds on deposit with financial institutions, including demand deposits with financial institutions. Cash and short-term investments with an original maturity of three months or less when acquired are considered cash and cash equivalents for the purpose of the consolidated balance sheets and consolidated statements of cash flows. Cash and cash equivalents are included in the Company's consolidated balance sheets in the amount of $7.9 million and $5.7 million as of December 31, 2023 and 2022.

Concentration of Credit Risks

Financial instruments that may subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, loans held for investment and interest receivable. The Company and the Manager seek to manage this credit risk relating to cash by monitoring the financial stability of the borrowers and their ability to continue in business for the foreseeable future. Concentration of credit risk relating to loans and interest receivable are managed by the Company and the Manager through robust portfolio monitoring and performing due diligence prior to origination or acquisition and through the use of non-recourse financing, when and where available and appropriate.

Offering Costs

Costs associated with the offering of common shares of the Company including, but not limited to legal, accounting, printing, filing fees, and other fees incurred directly related to the offering. Such costs are capitalized as incurred and are included in other assets in the consolidated balance sheets as of December 31, 2023 and 2022. Deferred offering costs will be charged to additional paid-in-capital upon the completion of an offering of the authorized common stock of the Company. Should an offering of the authorized common stock of the Company prove to be unsuccessful, these deferred costs, as well as additional expenses to be incurred, will be charged to operations. Deferred offering costs are included in Other receivables and assets, net within the consolidated balance sheets in the amount of $327,835 and $100,392 as of December 31, 2023 and 2022, respectively.

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

Investments in Marketable Debt Securities

Investments in marketable debt securities consist of corporate bonds that are classified as trading securities. Marketable debt securities are recorded at fair value on the consolidated balance sheets and unrealized gains and losses are included within the line item, change in unrealized gain on debt securities, at fair value on the consolidated statements of income. The table below summarizes the Company’s marketable debt securities, at fair value.

	As of December 31, 2023
	Face Amount	Amortized Cost	Unamortized Discount	Fair Value	Unrealized Gain
Corporate bonds	$996,769	$766,665	$(230,104)	$842,269	$75,604

There were no marketable debt securities held as of December 31, 2022.

Loans Held-for-Sale

Once the Company decides to sell a loan, it is transferred from held for investment to held-for-sale and carried at the lower of cost or fair value. On the date a loan is transferred into the held-for-sale category, any previously recorded allowance for credit losses is reversed in earnings and the loan is recorded at its amortized cost. If the amortized cost exceeds the loan’s fair value at the date of transfer, a valuation allowance is recorded equal to the difference between amortized cost basis and fair value. There were no loans classified as held-for-sale as of December 31, 2023 and 2022.

Current Expected Credit Losses

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

•
Level 1—Valuations based on quoted prices in active markets for identical assets or liabilities that the Company has the ability to access.
•
Level 2—Valuations based on quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly.
•
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

Stock-Based Compensation

The Company accounts for stock-based compensation issued to employees of the Manager and its affiliates and the members of the Board pursuant to the 2021 Omnibus Incentive Plan (the “2021 Plan”) under the fair value method. This method measures compensation cost at the date of grant based on the value of the award and recognizes the cost over the service period, which is usually the vesting period. Forfeitures are recognized as they occur. The fair value of equity-based compensation awards is based on the estimated fair value of the Company’s common stock, based on the Company’s stock price on grant date, and approved by the Board. Fair values of award grants also recognize any ongoing restrictions on the sale of securities.

Debt Issuance Costs

Debt issuance costs relating to the Company's Revolving Loan are capitalized and amortized over the term of the Revolving Loan on a straight-line basis. Unamortized debt issuance costs are subsequently expensed if the associated debt is repaid prior to maturity. Amortization of debt issuance costs are reported as interest expense in the consolidated statements of operations.

Revenue Recognition

Interest income from loans is accrued based on the outstanding principal amount and the contractual terms of each loan. Loan origination fees and costs, and other discounts or premiums (collectively, “OID”) are recorded as an adjustment to the amortized cost basis of the loan and are accreted or amortized to interest income over the initial loan term as a yield adjustment using a method which approximates the effective interest method.

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

Related party receivables

Related party receivables represent interest and principal payments received from borrowers by the Company’s affiliated loan administrative agent prior to the balance sheet date that were not remitted to the Company until subsequent to the balance sheet date. The related party receivables as of December 31, 2023 were collected in January 2024.

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

Income Taxes

The Company is a Maryland corporation and has elected to be taxed as a REIT under the Code, commencing with its taxable year ended December 31, 2021. The Company believes that it has qualified as a REIT and that its method of operation will enable it to continue to qualify as a REIT. However, no assurances can be given that the Company’s beliefs or expectations will be fulfilled, since qualification as a REIT depends on the Company satisfying numerous asset, income and distribution tests which depends, in part, on the Company’s operating results.

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

FASB ASC Topic 740, Income Taxes (“ASC 740”), prescribes a recognition threshold and measurement attribute for the consolidated financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company has analyzed its various federal and state filing positions and believes that its income tax filing positions and deductions are documented and supported as of December 31, 2023 and 2022. Based on the Company’s evaluation, there is no reserve for any uncertain income tax positions. Accrued interest and penalties, if any, are included within other liabilities in the balance sheets.

Earnings per Share

The Company calculates basic earnings / (loss) per share by dividing net income / (loss) allocable to common stockholders for the period by the weighted average shares of common stock outstanding for that period. Diluted earnings / (loss) per share takes into effect any dilutive instruments using the treasury stock method, except when doing so would be anti-dilutive. As of December 31, 2023 and 2022, there were dilutive instruments relating to restricted shares. See Note 10 included in these consolidated financial statements for the earnings per share calculations.

Recent Accounting Pronouncements

On January 1, 2023, the Company adopted Accounting Standards Update (“ASU”) 2022-02, Financial Instruments – Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures. This ASU eliminate the accounting guidance for TDRs by creditors in Subtopic 310-40, Receivables—Troubled Debt Restructurings by Creditors, while enhancing disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty. Additionally, this ASU require that an entity disclose current-period gross write-offs by year of origination for financing receivables and net investments in leases within the scope of Subtopic 326-20, Financial Instruments—Credit Losses—Measured at Amortized Cost. The adoption of ASU 2022-02 did not have a material impact on the Company’s consolidated financial statements.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This guidance requires public entities to disclose significant expense categories and amounts for each reportable segment, along with information regarding the composition of "other segment items." Additionally, the guidance requires the disclosure of the title and position of the entity's Chief Operating Decision Maker (“CODM”), an explanation of how the CODM utilizes reported profit or loss measures to assess segment performance, and certain segment-related disclosures on an interim basis, which were previously required only annually. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024, early adoption is permitted. The adoption of this guidance will not have a significant impact on our consolidated financial statements. The Company does not expect to early adopt and will add the necessary disclosures upon adoption.

In December 2023, the FASB issued ASU 2023-09—Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 improves the transparency of income tax disclosures related to rate reconciliation and income taxes. ASU 2023-09 is effective for annual periods beginning after December 15, 2024. For entities other than public business entities, the amendments are effective for annual periods beginning after December 15, 2025. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. The amendments should be applied prospectively, however retrospective application is permitted. The Company is currently evaluating the impact of the update on the Company’s future consolidated financial statements.
3. LOANS HELD FOR INVESTMENT, NET

As of December 31, 2023 and 2022, the Company’s portfolio was comprised of loans to 27 and 22 portfolio companies, respectively. The Company’s aggregate loan commitments and outstanding principal were approximately $378.8 million and $355.7 million, respectively, as of December 31, 2023 and $351.4 million and $343.0 million as of December 31, 2022.

As of December 31, 2023 and 2022, approximately 80.5% and 83.1%, respectively, of the Company’s portfolio was comprised of floating rate loans that pay interest at the Prime Rate plus an applicable margin, and were subject to Prime Rate ceilings and floors as discussed in the tables below. The carrying value of these loans was approximately $284.5 million and $281.6 million as of December 31, 2023 and 2022, respectively.

The remaining 19.5% and 16.9% of the portfolio was comprised of fixed rate loans that had a carrying value of approximately $69.1 million and $57.7 million as of December 31, 2023 and 2022, respectively.

The following tables summarize the Company’s loans held for investment as of December 31, 2023 and 2022:

	As of December 31, 2023
	Outstanding Principal (1)	Original Issue Discount	Carrying Value (1)	Weighted Average Remaining Life (Years) (2)
Senior Term Loans	$355,745,305	$(2,104,695)	$353,640,610	2.1
Current expected credit loss reserve	-	-	(4,972,647)
Total loans held at carrying value, net	$355,745,305	$(2,104,695)	$348,667,963

	As of December 31, 2022
	Outstanding Principal (1)	Original Issue Discount	Carrying Value (1)	Weighted Average Remaining Life (Years) (2)
Senior Term Loans	$343,029,334	$(3,755,796)	$339,273,538	2.2
Current expected credit loss reserve	-	-	(3,940,939)
Total loans held at carrying value, net	$343,029,334	$(3,755,796)	$335,332,599

(1)
The difference between the Carrying Value and the Outstanding Principal amount of the loans consists of unaccreted original issue discount, deferred loan fees and other upfront fees. Outstanding principal balance includes capitalized PIK interest, if applicable.
(2)
Weighted average remaining life is calculated based on the carrying value of the loans as of December 31, 2023 and 2022, respectively.

The following tables present changes in loans held at carrying value as of and for the years ended December 31, 2023 and 2022:

	Principal	Original Issue Discount	Current Expected Credit Loss Reserve	Carrying Value (1)
Balance at December 31, 2022	$343,029,334	$(3,755,796)	$(3,940,939)	$335,332,599
New fundings	93,533,516	(1,332,340)	-	92,201,176
Principal repayment of loans	(76,876,048)	-	-	(76,876,048)
Accretion of original issue discount	-	2,983,441	-	2,983,441
Sale of loan (2)	(13,399,712)	-	-	(13,399,712)
PIK Interest	9,458,215	-	-	9,458,215
Current expected credit loss reserve	-	-	(1,031,708)	(1,031,708)
Balance at December 31, 2023	$355,745,305	$(2,104,695)	$(4,972,647)	$348,667,963

(1)
The difference between the Carrying Value and the Outstanding Principal amount of the loans consists of unaccreted original issue discount, deferred loan fees and other upfront fees. Outstanding principal balance includes capitalized paid-in-kind interest (“PIK”), if applicable.
(2)
One loan was reclassified as held for sale from loans held for investment as the decision was made to sell the loan during the year ended December 31, 2023 to a syndicate of co-lenders which includes a third party and two affiliates under common control with our Manager. The sale was executed on March 31, 2023 (Note 7).

	Principal	Original Issue Discount	Current Expected Credit Loss Reserve	Carrying Value (1)
Balance at January 1, 2022	$200,632,056	$(3,647,490)	$(134,542)	$196,850,024
New fundings	160,163,120	(3,243,735)	-	156,919,385
Principal repayment of loans	(17,728,730)	-	-	(17,728,730)
Accretion of original issue discount	-	2,874,706	-	2,874,706
Sale of loans	(6,957,500)	260,723	-	(6,696,777)
PIK Interest	6,920,388	-	-	6,920,388
Current expected credit loss reserve	-	-	(3,806,397)	(3,806,397)
Balance at December 31, 2022	$343,029,334	$(3,755,796)	$(3,940,939)	$335,332,599

(1)
The difference between the Carrying Value and the Outstanding Principal amount of the loans consists of unaccreted original issue discount, deferred loan fees and other upfront fees. Outstanding principal balance includes capitalized PIK interest, if applicable.

A more detailed listing of the Company’s loans held at carrying value based on information available as of December 31, 2023, is as follows:

Loan (1)	Location(s)	Initial Funding Date (1)	Maturity Date (2)	Total Commitment (3)	Principal Balance	Original Issue Discount	Carrying Value	Percentage of Our Loan Portfolio	Future Fundings	Interest Rate (4)	Periodic Payment (5)	YTM IRR (6)
1	Various	10/27/2022	10/30/2026	$30,000,000	$29,910,000	$(635,656)	$29,274,344	8.3%	-	P+6.5% Cash (11)	I/O	17.3%
2	Michigan	1/13/2022	12/31/2024	35,891,667	38,810,119	(81,073)	38,729,046	11.0%	-	P+6.65% Cash, 4.25% PIK (17)	P&I	18.0%
3(18)	Various	3/25/2021	11/29/2024	20,105,628	20,657,606	(175,697)	20,481,909	5.8%	-	P+10.38% Cash, 2.75% PIK (7)	P&I	23.5%
4	Arizona	4/19/2021	2/14/2023	14,240,129	15,396,370	-	15,396,370	4.4%	-	P+11.75% PIK (15)	I/O	25.9%
5	Massachusetts	4/19/2021	4/30/2025	3,500,000	3,194,180	-	3,194,180	0.9%	-	P+12.25% Cash (7)	P&I	22.8%
6(19)	Michigan	8/20/2021	2/20/2024	6,000,000	4,264,421	(535)	4,263,886	1.2%	-	P+9% Cash (7)	P&I	20.8%
7	Illinois, Arizona	8/24/2021	6/30/2025	25,000,000	20,184,005	(128,551)	20,055,454	5.7%	-	P+6% Cash, 2% PIK (12)	P&I	19.5%
8	West Virginia	9/1/2021	9/1/2024	9,500,000	11,706,059	(42,473)	11,663,586	3.3%	-	P+9.25% Cash, 2% PIK (8)	P&I	25.1%
9(20)	Pennsylvania	9/3/2021	6/30/2024	15,000,000	16,402,488	-	16,402,488	4.6%	-	P+10.75% Cash, 3% PIK (7)	P&I	16.2%
11	Maryland	9/30/2021	9/30/2024	32,000,000	33,310,259	(267,990)	33,042,269	9.3%	-	P+8.75% Cash, 2% PIK (7)	I/O	22.0%
12	Various	11/8/2021	10/31/2024	20,000,000	8,710,222	(52,406)	8,657,816	2.4%	-	P+7% Cash (13)	P&I	19.5%
13	Michigan	11/22/2021	11/1/2024	13,600,000	13,392,094	(59,248)	13,332,846	3.8%	-	P+6% Cash, 1.5% PIK (12)	I/O	19.5%
14	Various	12/27/2021	12/27/2026	5,000,000	5,253,125	-	5,253,125	1.5%	-	P+12.25% Cash, 2.5% PIK (9)	P&I	22.8%
16	Florida	12/30/2021	12/31/2024	13,000,000	4,437,500	(19,058)	4,418,442	1.2%	-	P+9.25% Cash (7)	I/O	36.3%
17	Florida	1/18/2022	1/31/2025	15,000,000	15,000,000	(136,667)	14,863,333	4.2%	-	P+4.75% Cash (11)	P&I	14.8%
18	Ohio	2/3/2022	2/28/2025	11,662,050	17,155,637	(92,206)	17,063,431	4.8%	-	P+1.75% Cash, 5% PIK (12)	P&I	20.4%
19	Florida	3/11/2022	8/29/2025	20,000,000	20,080,084	(48,217)	20,031,867	5.7%	-	11% Cash, 3% PIK	P&I	15.5%
20	Missouri	5/9/2022	5/30/2025	17,000,000	17,691,575	(78,532)	17,613,043	5.0%	-	11% Cash, 2% PIK	P&I	14.7%
21	Illinois	7/1/2022	7/29/2026	9,000,000	5,353,186	(56,877)	5,296,309	1.5%	-	P+8.5% Cash, 3% PIK (9)	P&I	25.6%
23	Arizona	3/27/2023	3/31/2026	2,000,000	1,860,000	(37,319)	1,822,681	0.5%	-	P+7.5% Cash (14)	P&I	19.4%
24	Oregon	3/31/2023	9/27/2026	1,000,000	820,000	-	820,000	0.2%	-	P+10.5% Cash (10)	P&I	21.7%
25	New York	8/1/2023	6/29/2036	23,309,588	22,611,938	-	22,611,938	6.4%	-	15% Cash	P&I	16.7%
26	Connecticut	8/31/2023	2/27/2026	5,450,000	5,450,000	(118,004)	5,331,996	1.5%	-	14% Cash	P&I	19.1%
27	Nebraska	8/15/2023	6/30/2027	13,061,667	13,061,667	-	13,061,667	3.7%	-	P+8.75% Cash	P&I	19.0%
28	Ohio	9/13/2023	3/13/2025	2,466,705	2,466,705	-	2,466,705	0.7%	-	15% Cash	P&I	17.4%
29	Illinois	10/11/2023	10/9/2026	1,062,564	1,066,065	-	1,066,065	0.3%	-	11.4% Cash, 1.5% PIK	P&I	15.9%
30	Missouri, Arizona	12/20/2023	12/31/2026	15,000,000	7,500,000	(74,186)	7,425,814	2.1%	7,500,000	P+7.75% Cash (16)	I/O	18.4%
			Subtotal	$378,849,998	$355,745,305	$(2,104,695)	$353,640,610	100%	$7,500,000		Wtd Average	19.4%

(1)
All loans originated prior to April 1, 2021 were purchased from affiliated entities at fair value plus accrued interest on or subsequent to April 1, 2021. Loan numbering in the table above is maintained from origination for purposes of comparability and may not be sequential due to maturities, payoffs, or refinancings.
(2)
Certain loans are subject to contractual extension options and may be subject to performance based on other conditions as stipulated in the loan agreement. Actual maturities may differ from contractual maturities stated herein and certain borrowers may have the right to prepay with or without a contractual prepayment penalty. The Company may also extend contractual maturities and amend other terms of the loans in connection with loan modifications.
(3)
Total Commitment excludes future amounts to be advanced at sole discretion of the lender and reflects receipt of scheduled amortization payments as of December 31, 2023.
(4)
"P" = prime rate and depicts floating rate loans that pay interest at the prime rate plus a specific percentage; "PIK" = paid-in-kind interest; subtotal represents weighted average interest rate.
(5)
P&I = principal and interest. I/O = interest only. P&I loans may include interest only periods for a portion of the loan term.
(6)
Estimated YTM, calculated on a weighted average principal basis, includes a variety of fees and features that affect the total yield, which may include, but is not limited to, OID, exit fees, prepayment fees, unused fees and contingent features. OID is recognized as a discount to the funded loan principal and is accreted to income over the term of the loan. The estimated YTM calculations require management to make estimates and assumptions, including, but not limited to, the timing and amounts of loan draws on delayed draw loans, the timing and collectability of exit fees, the probability and timing of prepayments and the probability of contingent features occurring. For example, certain credit agreements contain provisions pursuant to which certain PIK interest rates and fees earned by us under such credit agreements will decrease upon the satisfaction of certain specified criteria which we believe may improve the risk profile of the applicable borrower. To be conservative, we have not assumed any prepayment penalties or early payoffs in our estimated YTM calculation. Estimated YTM is based on current management estimates and assumptions, which may change. Actual results could differ from those estimates and assumptions.
(7)
This Loan is subject to a prime rate floor of 3.25%

(8)
This Loan is subject to a prime rate floor of 4.00%
(9)
This Loan is subject to a prime rate floor of 4.75%
(10)
This Loan is subject to a prime rate floor of 5.50%
(11)
This Loan is subject to a prime rate floor of 6.25%
(12)
This Loan is subject to a prime rate floor of 7.00%
(13)
This Loan is subject to a prime rate floor of 7.50%
(14)
This Loan is subject to a prime rate floor of 8.00%
(15)
This Loan is subject to a prime rate floor of 8.25%
(16)
This Loan is subject to a prime rate floor of 8.50%
(17)
This Loan is subject to a prime rate cap of 5.85%
(18)
The aggregate loan commitment to Loan #3 includes a $15.9 million initial commitment which has a base interest rate of 13.625%, 2.75% PIK and a second commitment of $4.2 million which has an interest rate of 15.00%, 2.00% PIK. The statistics presented reflect the weighted average of the terms under all advances for the total aggregate loan commitment.
(19)
As of December 1, 2023, this loan was placed on non-accrual status. In March 2024, we entered into an amendment to Loan #6, which extended the maturity date to April 15, 2024. In connection with this amendment, Loan #6 was restored to accrual status (Note 14).
(20)
As of May 1, 2023, Loan #9 was placed on non-accrual status and continues to be on non-accrual as of December 31, 2023. Loan #9 is included on the consolidated balance sheet as a loan held for investment – related party (Note 7).

The following tables present aging analyses of past due loans by amortized cost, excluding the CECL reserve, as of December 31, 2023 and 2022. As of December 31, 2023 and 2022, there was one and zero loans with principal greater than 90 days past due, respectively.

	As of December 31, 2023
	Current Loans	31-60 Days Past Due	61-90 Days Past Due	90+ Days Past Due(1)	Total Past Due	Total Loans	Non- Accrual(1)(2)
Senior Term Loans	$337,238,122	$-	$-	$16,402,488	$16,402,488	$353,640,610	$20,666,374
Total	$337,238,122	$-	$-	$16,402,488	$16,402,488	$353,640,610	$20,666,374

(1)
On May 1, 2023, Loan #9 was placed on non-accrual status. On June 20, 2023, the Administrative Agent to Loan #9 issued an acceleration notice requesting immediate payment of all amounts outstanding and therefore is 90 days past due as of December 31, 2023. Loan #9 carries a reserve for current expected credit losses of approximately $1.5 million as of December 31, 2023 (Note 7).
(2)
On December 1, 2023, Loan #6 was placed on non-accrual status. In March 2024, we entered into an amendment to Loan #6, which extended the maturity date to April 15, 2024. In connection with this amendment, Loan #6 was restored to accrual status (Note 14).

	As of December 31, 2022
	Current Loans	31-60 Days Past Due	61-90 Days Past Due	90+ Days Past Due	Total Past Due	Total Loans	Non- Accrual
Senior Term Loans	$339,273,538	$-	$-	$-	$-	$339,273,538	$-
Total	$339,273,538	$-	$-	$-	$-	$339,273,538	$-

Non-Accrual Loans

As of December 31, 2023 and 2022, there were two and zero loans placed on non-accrual status, respectively.

Loan #9 was placed on non-accrual status as of May 1, 2023 and has both an outstanding principal balance and carrying value of approximately $16.4 million and $15.9 million as of December 31, 2023 and 2022, respectively. The Company ceased accruing interest on the first date of delinquency, based on expectation of its ability to collect all amounts then due from the borrower. As a result, there was no accrued interest to write-off when the loan was placed on non-accrual status.

Loan #6 was placed on non-accrual status as of December 1, 2023 and has both an outstanding principal balance and carrying value of approximately $4.3 million and $4.4 million as of December 31, 2023 and 2022, respectively. In March 2024, we entered into an amendment to Loan #6, which extended the maturity date to April 15, 2024. In connection with this amendment, Loan #6 was restored to accrual status (Note 14).

During the year period ended December 31, 2023, the Company recognized $2.0 million of interest income on the non-accrual loans and carries a reserve for current expected credit losses of approximately $1.6 million on these non-accrual loans as of December 31, 2023.

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

The risk ratings are primarily based on historical data and current conditions specific to each portfolio company, as well as consideration of future economic conditions and each borrower’s estimated ability to meet debt service requirements. The risk ratings shown in the following table as of December 31, 2023 and 2022 consider borrower specific credit history and performance and reflect a quarterly re-evaluation of overall current macroeconomic conditions affecting the Company’s borrowers. As interest rates have increased due to rising rates from the Federal Reserve Board, it has impacted borrowers’ ability to service their debt obligations on a global scale. This decline in risk ratings had an effect on the level of the current expected credit loss reserve though, other than the two loans placed on non-accrual status, the loans continued to perform as expected. For approximately 70% of the portfolio, the fair value of the underlying real estate collateral exceeded the amounts outstanding under the loans as of December 31, 2023. The remaining approximately 30% of the portfolio, while not fully collateralized by real estate, may be partially collateralized by real estate and was secured by other forms of collateral including equipment, receivables, licenses and/or other assets of the borrowers to the extent permitted by applicable laws and regulations governing such borrowers. The amounts above exclude any apportionment of real estate collateral permissible under the applicable income and asset tests for REIT eligibility.

As of December 31, 2023 and 2022, the carrying value, excluding the current expected credit loss reserve (the “CECL Reserve”), of the Company’s loans within each risk rating category by year of origination is as follows:

Risk	As of December 31, 2023(1)(2)						As of December 31, 2022(1)
Rating	2023	2022	2021	2020	2019	Total	2022	2021	2020	2019	Total
1	$820,000	$37,644,911	$-	$-	$-	$38,464,911	$-	$274,406	$-	$-	$274,406
2	51,320,161	107,007,422	46,792,941	-	-	205,120,524	94,467,449	88,444,868	29,140,546	-	212,052,863
3	2,466,705	5,296,308	58,829,717	-	-	66,592,730	30,415,113	83,131,444	-	-	113,546,557
4	-	-	43,462,445	-	-	43,462,445	-	13,399,712	-	-	13,399,712
5	-	-	-	-	-	-	-	-	-	-	-
Total	$54,606,866	$149,948,641	$149,085,103	$-	$-	$353,640,610	$124,882,562	$185,250,430	$29,140,546	$-	$339,273,538

(1)
Amounts are presented by loan origination year with subsequent advances shown in the original year of origination.
(2)
Loans #6 and #9 placed on non-accrual status and are included in risk rating category "3" and “4”, respectively, and carries a reserve for current expected credit losses of approximately $1.6 million as of December 31, 2023.

Real estate collateral coverage, excluding the CECL Reserve, was as follows as of December 31, 2023 and 2022:

As of December 31, 2023 Real Estate Collateral Coverage(1)
	< 1.0x	1.0x – 1.25x	1.25x – 1.5x	1.50x – 1.75x	1.75x – 2.0x	> 2.0x	Total
Fixed-rate	$2,466,706	$-	$49,041,867	$17,613,043	$-	$-	$69,121,616
Floating-rate	104,322,083	35,491,887	38,729,046	15,396,370	5,296,308	85,283,300	284,518,994
	$106,788,789	$35,491,887	$87,770,913	$33,009,413	$5,296,308	$85,283,300	$353,640,610

As of December 31, 2022 Real Estate Collateral Coverage(1)
	< 1.0x	1.0x – 1.25x	1.25x – 1.5x	1.50x – 1.75x	1.75x – 2.0x	> 2.0x	Total
Fixed-rate	$-	$-	$20,406,737	$17,203,138	$-	$20,089,663	$57,699,538
Floating-rate	63,963,105	78,211,454	13,399,712	9,980,730	12,849,490	103,169,509	281,574,000
	$63,963,105	$78,211,454	$33,806,449	$27,183,868	$12,849,490	$123,259,172	$339,273,538

(1)
Real estate collateral coverage is calculated based upon most recent third-party appraised values. The Company generally obtains new appraisals of all material real estate collateral at least once annually.

Geography concentration of our loans held for investment is also a significant credit quality indicator. As of December 31, 2023 and December 31, 2022, our borrowers have operations in the jurisdictions in the table below:

As of December 31, 2023			As of December 31, 2022
Jurisdiction	Outstanding Principal (1)	Our Loan Portfolio	Jurisdiction	Outstanding Principal (1)	Our Loan Portfolio
Michigan	$56,466,635	16%	Michigan	$58,823,506	17%
Maryland	53,907,352	15%	Maryland	53,394,180	16%
Florida	48,815,066	14%	Florida	51,421,128	15%
Ohio	27,902,362	8%	Ohio	45,116,990	13%
Illinois	25,599,133	7%	Illinois	30,302,490	9%
Missouri	25,191,575	7%	Missouri	17,337,220	5%
Arizona	24,466,609	7%	Arizona	19,266,104	6%
New York	22,611,938	6%	New York	—	0%
Pennsylvania	21,674,160	6%	Pennsylvania	34,606,585	10%
Nebraska	13,061,667	4%	Nebraska	—	0%
Massachusetts	12,308,310	3%	Massachusetts	15,031,751	4%
West Virginia	11,706,059	3%	West Virginia	11,640,004	3%
Nevada	5,764,439	2%	Nevada	6,089,376	2%
Connecticut	5,450,000	2%	Connecticut	—	0%
Oregon	820,000	0%	Oregon	—	0%
Total	$355,745,305	100%	Total	$343,029,334	100%

(1) The principal balance of the loans not secured by real estate collateral are included in the jurisdiction representing the principal place of business.

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

The Company's methodologies for determining the CECL Reserve are applied on a collective (pool) basis evaluating such pools of loans on the basis of similar risk characteristics as explained below. We make the judgment that loans to cannabis-related borrowers that are fully or partially collateralized by real estate exhibit similar risk characteristics and are evaluated as a pool. Further, loans that have no real estate collateral, but are secured by other forms of collateral, including equity pledges of the borrower, and otherwise have similar characteristics as those collateralized by real estate are evaluated separately. Loans within each pool are analyzed individually, based on the economic terms of the loan including time to maturity, the nature and sufficiency of collateral coverage, geography, and other factors. Contractual loan maturities may extend beyond the forecast horizon for which we are able to derive reasonable and supportable forecasts.

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

To estimate the historic loan losses relevant to the Company’s portfolio, the Company evaluates its historical loan performance, which includes zero realized loan losses since the inception of its operations. Additionally, the Company analyzed its repayment history, noting it has limited “true” operating history, since the incorporation date of March 30, 2021. However, the Company’s Sponsor and its affiliates have had operations for the past three fiscal periods and have made investments in similar loans that have similar characteristics including interest rate, collateral coverage, guarantees, and prepayment/make whole provisions, which fall into the pools identified above. Given the similarity of the structuring of the credit agreements for the loans in the Company’s portfolio to the loans originated by its Sponsor, management considered it appropriate to consider the past repayment history of loans originated by the Sponsor and its affiliates in determining the extent to which a CECL Reserve shall be recorded.

In addition, the Company reviews each loan on a quarterly basis and evaluates the borrower’s ability to pay the monthly interest and principal, if required, as well as the loan-to-value (LTV) ratio. When evaluating qualitative factors that may indicate the need for a CECL Reserve, the Company forecasts losses considering a variety of factors. In considering the potential current expected credit loss, the Manager primarily considers significant inputs to the Company’s forecasting methods, which include (i) key loan-specific inputs such as the value of the real estate collateral, liens on equity (including the equity in the entity that holds the state-issued license to cultivate, process, distribute, or retail cannabis), presence of personal or corporate guarantees, among other credit enhancements, LTV ratio, rate type (fixed or floating) and IRR, loan-term, geographic location, and expected timing and amount of future loan fundings, (ii) performance against the underwritten business plan and the Company’s internal loan risk rating, and (iii) a macro-economic forecast. Estimating the enterprise value of our borrowers in order to calculate LTV ratios is often a significant estimate. The Manager utilizes a third-party valuation appraiser to assist with the Company’s valuation process primarily using comparable transactions to estimate enterprise value of its portfolio companies and supplement such analysis with a multiple-based approach to enterprise value to revenue multiples of publicly-traded comparable companies obtained from Bloomberg and S&P Capital IQ as of December 31, 2023, to which the Manager may apply a private company discount based on the Company’s current borrower profile. These estimates may change in future periods based on available future macro-economic data and might result in a material change in the Company’s future estimates of expected credit losses for its loan portfolio.

During the second half of the year ended December 31, 2023, the Company observed that valuation multiples of publicly traded companies in the industry improved as a result of macro-economic factors. Such factors include, but are not limited to, expectations surrounding interest rate decisions from the Federal Reserve and public announcements about proposed regulatory reform relating to a potential rescheduling of cannabis at the federal level. Management contemplates the impacts of these macro-economic factors during the forecast period when determining enterprise value and ultimately, the CECL reserve. Additionally, the Company placed two loans on non-accrual status through fiscal year 2023, which contributed to the increase in the Company's CECL reserve as of December 31, 2023 compared to December 31, 2022. Estimates may change in future periods based on available future macro-economic data and might result in a material change in the Company’s future estimates of expected credit losses for its loan portfolio.

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

In order to estimate the future expected loan losses relevant to the Company’s portfolio, the Company utilizes historical market loan loss data obtained from a third-party database for commercial real estate loans, which the Company believes is a reasonably comparable and available data set to use as an input for its type of loans. The Company believes this dataset to be representative for future credit losses whilst considering that the cannabis industry is maturing, and consumer adoption, demand for production, and retail capacity are increasing akin to commercial real estate over time. For periods beyond the reasonable and supportable forecast period, the Company immediately reverts back to historical loss data.

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

Activity related to the CECL Reserve for outstanding balances and unfunded commitments on the Company’s loans held at carrying value and loans receivable at carrying value as of and for the years ended December 31, 2023 and 2022 is presented in the table below.

	Outstanding	Unfunded	Total
Balance at December 31, 2022	$3,940,939	$94,415	$4,035,354
Provision (recovery) for current expected credit losses	1,031,708	(91,323)	940,385
Balance at December 31, 2023	$4,972,647	$3,092	$4,975,739

	Outstanding	Unfunded	Total
Balance at January 1, 2022	$134,542	$13,407	$147,949
Provision for current expected credit losses	3,806,397	81,008	3,887,405
Balance at December 31, 2022	$3,940,939	$94,415	$4,035,354

The Company has made an accounting policy election to exclude accrued interest receivable from the amortized cost basis of the related loans held for investment in determining the CECL Reserve, as any uncollectible accrued interest receivable is written off in a timely manner. To date, the Company has had zero write-offs related to uncollectible interest receivable, but will discontinue accrual of interest on loans if deemed to be uncollectible, with any previously accrued uncollected interest on the loan charged to interest income in the same period. For the two loans on non-accrual, the Company ceased accruing interest on the first date of delinquency, based on expectation of its ability to collect all amounts then due from the borrower. As a result, there was no accrued interest to write-off when the loan was placed on non-accrual status.

4. INTEREST RECEIVABLE

The following table summarizes the interest receivable by the Company as of December 31, 2023 and 2022:

	As of December 31, 2023	As of December 31, 2022
Interest receivable	$973,140	$1,203,330
Unused fees receivable	31,000	1,082
Total interest receivable	$1,004,140	$1,204,412

The following table presents aging analyses of past due loans (including non-accrual loans) by class as of December 31, 2023 and 2022, respectively:

	As of December 31, 2023
	Current Loans	31-60 Days Past Due	61-90 Days Past Due	90+ Days Past Due (and accruing)	Total Past Due	Total Loans	Non- Accrual(1)(2)
Interest receivable	$838,537	$62,189	$66,335	$37,079	$165,603	$1,004,140	$165,603
Total	$838,537	$62,189	$66,335	$37,079	$165,603	$1,004,140	$165,603

	As of December 31, 2022
	Current Loans	31-60 Days Past Due	61-90 Days Past Due	90+ Days Past Due (and accruing)	Total Past Due	Total Loans	Non- Accrual
Interest receivable	$1,203,088	$1,324	$-	$-	$1,324	$1,204,412	$-
Total	$1,203,088	$1,324	$-	$-	$1,324	$1,204,412	$-

(1)
On May 1, 2023, Loan #9 was placed on non-accrual status with an outstanding principal amount of approximately $16.4 million. For the period from May 1, 2023, through December 31, 2023, the Company ceased the accrual and recognition of all interest. As of December 31, 2023, Loan #9 has principal greater than 90 days past due, however there is $0 of accrued interest receivable relating to Loan #9.
(2)
On December 1, 2023, Loan #6 was placed on non-accrual status with an outstanding principal amount of approximately $4.3 million. As of December 31, 2023 there is approximately $0.2 million of accrued interest receivable relating to Loan #6. In March 2024, Loan #6 was amended brought to current status, and is no longer on non-accrual.

As of December 31, 2023 and 2022, respectively, there were one and zero loans with contractual principal payments greater than 30 days past due.

5. INTEREST RESERVE

As of December 31, 2023 and 2022, the Company had three loans that included a prepaid interest reserve.

The following table presents changes in interest reserves for the years ended December 31, 2023 and 2022, respectively:

	December 31, 2023	December 31, 2022
Beginning reserves	$1,868,193	$6,636,553
New reserves	2,238,348	9,049,834
Reserves disbursed	(3,031,652)	(13,818,194)
Ending reserve	$1,074,889	$1,868,193

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

On February 27, 2023, CAL entered into an amendment to the Third Amendment and Restatement (the “Amendment”). The Amendment extended the contractual maturity date of the Revolving Loan until December 16, 2024 and the Company retained its option to extend the initial term for an additional one-year period, provided no events of default exist and the Company provides 365 days’ notice of the extension pursuant to the Amendment. No other material terms of the Revolving Loan were modified as a result of the execution of the Amendment. The Company incurred debt issuance costs of $2,988 related to the Amendment, which were capitalized and are subsequently being amortized through maturity.

On June 30, 2023, CAL entered into a Fourth Amended and Restated Loan and Security Agreement (the “Fourth Amendment and Restatement”). The Fourth Amendment and Restatement increased the loan commitment from $92.5 million to $100.0 million. No other material terms of the Revolving Loan were modified as a result of the execution of the Fourth Amendment and Restatement. The Company incurred debt issuance costs of $109,291 related to the Fourth Amendment and Restatement, which were capitalized and are subsequently being amortized through maturity.

On February 28, 2024, CAL entered into a Fifth Amended and Restated Loan and Security Agreement (the “Fifth Amendment and Restatement”). The Fifth Amendment and Restatement extended the contractual maturity date of the Revolving Loan until June 30, 2026, and expanded the existing accordion feature to permit aggregate loan commitments of up to $150.0 million. No other material terms of the Revolving Loan were modified as a result of the execution of the Fifth Amendment and Restatement. The Company incurred debt issuance costs of approximately $0.1 million related to the Fifth Amendment and Restatement, which were capitalized and will subsequently be amortized through maturity.

The Revolving Loan provides for certain affirmative covenants, including requiring us to deliver financial information and any notices of default, and conducting business in the normal course. Additionally, the Company must comply with certain financial covenants including: (1) maximum capital expenditures of $150,000, (2) maintaining a debt service coverage ratio greater than 1.35 to 1, and (3) maintaining a leverage ratio less than 1.50 to 1. As of December 31, 2023, the Company is in compliance with all financial covenants with respect to the Revolving Loan.

As of December 31, 2023 and 2022, unamortized debt issuance costs related to the Revolving Loan, including all amendments and amendments and restatements thereto, as applicable, of $366,592 and $805,596, respectively, are recorded in other receivables and assets, net on the consolidated balance sheets.

As of December 31, 2023, the Company had $34.0 million available under the Revolving Loan. Additionally, as of December 31, 2023, $165.7 million of principal of loans held for investment are pledged as collateral in the borrowing base of the Revolving Loan.

The following table reflects a summary of interest expense incurred during the years ended December 31, 2023 and 2022.

	Year ended December 31,
	2023	2022
Interest expense	$5,113,524	$2,024,299
Unused fee expense	88,478	26,375
Amortization of debt issuance costs	550,906	563,464
Total interest expense	$5,752,908	$2,614,138

7. RELATED PARTY TRANSACTIONS

Management Agreement

Pursuant to the Management Agreement, the Manager manages the loans and day-to-day operations of the Company, subject at all times to the further terms and conditions set forth in the Management Agreement and such further limitations or parameters as may be imposed from time to time by the Company’s Board.

The Manager is entitled to receive base management fees (the “Base Management Fee”) that are calculated and payable quarterly in arrears, in an amount equal to 0.375% of the Company’s Equity, determined as of the last day of each such quarter; reduced by an amount equal to 50% of the pro rata amount of origination fees earned and paid to the Manager during the applicable quarter for loans that were originated on the Company’s behalf by the Manager or affiliates of the Manager (“Outside Fees”). For the years ended December 31, 2023 and 2022, the Base Management Fee payable was reduced by Outside Fees in the amount of $153,750 and $1,291,451, respectively.

In addition to the Base Management Fee, the Manager is entitled to receive incentive compensation (the “Incentive Compensation” or “Incentive Fees”) under the Management Agreement. Under the Management Agreement, the Company will pay Incentive Fees to the Manager based upon the Company’s achievement of targeted levels of Core Earnings. “Core Earnings” is defined in the Management Agreement as, for a given period, the net income (loss) for such period, computed in accordance with GAAP, excluding (i) non-cash equity compensation expense, (ii) the Incentive Compensation, (iii) depreciation and amortization, (iv) any unrealized gains or losses or other non-cash items that are included in net income for the applicable reporting period, regardless of whether such items are included in other comprehensive income or loss, or in net income, and (v) one-time events pursuant to changes in GAAP and certain non-cash charges, in each case after discussions between the Manager and the members of the Compensation Committee of the Board, each of whom are Independent Directors, and approved by a majority of the members of the Compensation Committee. Incentive compensation for the years ended December 31, 2023 and 2022 was $4.7 million and $3.8 million, respectively.

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

The following table summarizes the related party fees and expenses incurred by the Company and amounts payable to the Manager for the years ended December 31, 2023 and 2022.

	For the year Ended December 31
	2023	2022
Affiliate Payments
Management fees earned	$4,200,148	$4,074,725
Less: Outside Fees earned	(153,750)	(1,291,451)
Base management fees, net	4,046,398	2,783,274
Incentive fees	4,736,436	3,778,813
Total management and incentive fees earned	8,782,834	6,562,087
General and administrative expenses reimbursable to Manager	4,799,210	3,137,861
Total	$13,582,044	$9,699,948

General administrative expenses reimbursable to the Manager are included in the related party payable line item of the consolidated balance sheets as of December 31, 2023 and 2022. Total amounts payable to the Manager as of December 31, 2023 and 2022 were approximately $5.3 million and $5.0 million, respectively, which included bonuses accrued of $1.2 million and $0.8 million which are not reimbursed to the Manager until paid.

Co-Investment in Loans

From time to time, the Company may co-invest with other investment vehicles managed by its affiliates, in accordance with the Manager’s co-investment allocation policies. The Company is not obligated to provide, nor has it provided, any financial support to the other managed investment vehicles. As such, the Company’s risk is limited to the carrying value of its investment in any such loan. As of and for the years ended December 31, 2023 and 2022, 20 and 15 of the Company’s loans were co-invested by affiliates of the Company, respectively.

Certain syndicated co-investments originated by affiliates of the Manager may include other consideration, generally in the form of warrants or other equity interests. Prior to, or concurrent with, the origination of the investment, the Company may elect to assign the right (the “Assigned Right”) to the equity consideration to an affiliate, in exchange for an additional upfront fee in an amount equal to the fair value of the equity consideration on a pro-rata basis. During the year ended December 31, 2023, the Company sold Assigned Rights amounting to $237,885 which was accounted for as original issue discount and accreted over the life of the related loan. There were no sales of Assigned Rights for the year ended December 31, 2022.

Loan transactions with related parties

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

Loan held for investment - related party

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

As described in Note 3, Loan #9 remains on non-accrual status and the Company will continue to cease further recognition of income until such events of default are cured or obligations are repaid. As of December 31, 2023, Loan #9 is held on the consolidated balance sheet as a loan held for investment - related party with a carrying value of approximately $16.4 million.

8. COMMITMENTS AND CONTINGENCIES

Off-Balance Sheet Arrangements

Off-balance sheet commitments may consist of unfunded commitments on delayed draw term loans. The Company does not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured investment vehicles, special purpose entities or variable interest entities, established to facilitate off-balance sheet arrangements or other contractually narrow or limited purposes. Further, the Company has not guaranteed any obligations of unconsolidated entities or entered into any commitment to provide additional funding to any such entities. As of December 31, 2023 and 2022, the Company had the following unfunded commitments on existing loans.

	As of December 31, 2023	As of December 31, 2022
Total original loan commitments	$378,849,998	$351,367,706
Less: drawn commitments	$(371,349,998)	$(336,323,706)
Total undrawn commitments	$7,500,000	$15,044,000

Refer to “Note 3 – Loans Held for Investment, Net” for further information regarding the CECL Reserve attributed to unfunded commitments. Total original loan commitments includes the impact of principal payments received since origination of the loan and future amounts to be advanced at sole discretion of the lender.

The following table summarizes our material commitments as of December 31, 2023:

	Total	2024	2025	2026	2027	2028	Thereafter
Undrawn commitments	$7,500,000	$-	$-	$7,500,000	$-	$-	$-
Revolving loan (1)	66,000,000	66,000,000	-	-	-	-	-
Total	$73,500,000	$66,000,000	$-	$7,500,000	$-	$-	$-

(1) Subsequent to December 31, 2023, the Company extended the contractual maturity date of the Revolving Loan to June 30, 2026 (Note 14).

Other Contingencies

The Company from time to time may be a party to litigation in the normal course of business. As of December 31, 2023, the Company is not aware of any legal claims that could materially impact its business, financial condition or results of operations.

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

As of December 31, 2023 and 2022, the maximum number of shares of the Company’s common stock that may be delivered pursuant to awards under the 2021 Plan (the “Share Limit”) equals 8.50% of the issued and outstanding shares of the Company’s common stock on a fully-diluted basis following the completion of the IPO. Shares that are subject to or underlie awards that expire or for any reason are cancelled or terminated, are forfeited, fail to vest, or for any other reason are not paid or delivered under the 2021 Plan will not be counted against the Share Limit and will again be available for subsequent awards under the 2021 Plan.

On December 31, 2022, restricted stock award grants of 24,880 shares of common stock were granted to members of the Board. Pursuant to each respective award agreement, the restricted stock awards (“RSA’s”) vest annually in equal installments over a three-year period beginning on the first anniversary of the date of the grant. Upon vesting, the vested restricted stock awards are exchanged for an equal number of shares of the Company’s common stock.

For the year ended December 31, 2023, restricted stock award grants of 323,452 were granted to employees of our Manager. Pursuant to the respective award agreements, the RSA’s vest annually in equal installments over a three-year period beginning on the first anniversary of the date of the grant. Upon vesting, the vested restricted stock awards are exchanged for an equal number of shares of the Company’s common stock.

There were 2,190 shares and 14,297 shares forfeited during the years ended December 31, 2023 and 2022, respectively. As individual awards and options become fully vested, stock-based compensation expense is adjusted to recognize actual forfeitures.

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

Based on the closing market price of our common stock on December 31, 2023, the aggregate intrinsic value of our restricted stock awards was as follows:

	As of December 31, 2023		As of December 31, 2022
	Outstanding	Vested	Outstanding	Vested
Aggregate intrinsic value	$5,525,370	$937,068	$797,881	$422,548

The following table summarizes the restricted stock activity for the Company’s directors and officers and employees of the Manager during the years ended December 31, 2023 and 2022.

	Year ended December 31, 2023	Weighted Average Grant Date Fair Value per Share
Balance at December 31, 2022	80,984	$15.71
Granted	323,452	$14.75
Vested	(35,599)	$15.78
Forfeited	(2,190)	$16.00
Unvested Balance at December 31, 2023	366,647	$14.86

	Year ended December 31, 2022	Weighted Average Grant Date Fair Value per Share
Balance at January 1, 2022	98,440	$16.00
Granted	24,880	15.07
Vested	(28,039)	$16.00
Forfeited	(14,297)	$16.00
Unvested Balance at December 31, 2022	80,984	$15.71

Restricted stock compensation expense is based on the Company’s stock price at the date of the grant and is amortized over the vesting period. Forfeitures are recognized as they occur. The share-based compensation expense for the Company was $1.5 million and $0.4 million for the years ended December 31, 2023 and 2022, respectively. The unamortized share-based compensation expense for the Company was approximately $4.5 million as of December 31, 2023, which the Company expects to recognize over the remaining weighted-average term of 2.1 years.

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

During the year ended December 31, 2023, the Company sold an aggregate of 79,862 shares of the Company’s common stock under the Sales Agreement, generating net proceeds of approximately $1.2 million.

As of December 31, 2023, the shares of common stock sold pursuant to the registered direct offering in February 2023 and under the ATM Program are the only offerings that have been initiated under the Shelf Registration Statement.

10. EARNINGS PER SHARE

The following information sets forth the computations of basic earnings per common share for the years ended December 31, 2023 and 2022:

	For the year ended December 31,
	2023	2022
Net income attributable to common stockholders	$38,710,248	$32,292,477
Divided by:
Basic weighted average shares of common stock outstanding	18,085,088	17,653,765
Diluted weighted average shares of common stock outstanding	18,343,725	17,746,214
Basic earnings per common share	$2.14	$1.83
Diluted earnings per common share	$2.11	$1.82

There were no anti-dilutive shares excluded from the computations of earnings per common share.

11. INCOME TAX

To qualify as a REIT, we must meet a number of organizational and operational requirements, including a requirement that we distribute annually to our stockholders at least 90% of our REIT taxable income prior to the deduction for dividends paid. To the extent that we distribute less than 100% of our REIT taxable income in any tax year (taking into account any distributions made in a subsequent tax year under Sections 857(b)(9) or 858 of the Code), we will pay tax at regular corporate rates on that undistributed portion. Furthermore, if we distribute less than the sum of 1) 85% of our ordinary income for the calendar year, 2) 95% of our capital gain net income for the calendar year, and 3) any undistributed shortfall from our prior calendar year (the “Required Distribution”) to our stockholders during any calendar year (including any distributions declared by the last day of the calendar year but paid in the subsequent year), then we are required to pay a non-deductible excise tax equal to 4% of any shortfall between the Required Distribution and the amount that was actually distributed. The 90% distribution requirement does not require the distribution of net capital gains. However, if we elect to retain any of our net capital gain for any tax year, we must notify our stockholders and pay tax at regular corporate rates on the retained net capital gain. Our stockholders must include their proportionate share of the retained net capital gain in their taxable income for the tax year, and they are deemed to have paid the REIT’s tax on their proportionate share of the retained capital gain. Furthermore, such retained capital gain may be subject to the nondeductible 4% excise tax. If it is determined that our estimated current year taxable income will be in excess of estimated dividend distributions (including capital gain dividend) for the current year from such income, we will accrue excise tax on estimated excess taxable income as such taxable income is earned. The annual expense is calculated in accordance with applicable tax regulations. Excise tax expense, if any, is included in the line item, income tax expense. For the years ended December 31, 2023 and 2022, we did not incur excise tax expense. The income tax provision for the Company was $0 for the years ended December 31, 2023 and 2022.

As of December 31, 2023 and 2022, the Company does not have any unrecognized tax benefits.

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

Recurring Fair Value Measurements

The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2023:

	As of December 31, 2023
	Level 1	Level 2	Level 3	Total
Financial assets:
Debt securities, at fair value	$-	$842,269	$-	$842,269

There were no financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2022.

Financial Assets and Liabilities Not Measured at Fair Value

As of December 31, 2023 and 2022, the carrying values and fair values of the Company’s financial assets and liabilities recorded at amortized cost are as follows:

		As of December 31,
		2023		2022
	Level in Fair Value Hierarchy	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Loans held for investment	3	$353,640,610	$351,952,876	$339,273,538	$329,237,824
Cash and cash equivalents	1	7,898,040	7,898,040	5,715,827	5,715,827
Interest receivable	2	1,004,140	1,004,140	1,204,412	1,204,412
Other receivables and assets, net	2	705,960	705,960	1,018,212	1,018,212
Related party receivables	2	107,225	107,225	-	-

Financial liabilities:
Revolving loan	2	$66,000,000	$65,633,408	$58,000,000	$57,194,404
Accounts payable and other liabilities	2	1,135,355	1,135,355	1,058,128	1,058,128
Interest reserve	2	1,074,889	1,074,889	1,868,193	1,868,193
Management and incentive fees payable	2	3,243,775	3,243,775	3,295,600	3,295,600
Related party payables	2	2,051,531	2,051,531	1,397,515	1,397,515
Dividend payable	2	13,866,656	13,866,656	13,618,591	13,618,591

Our loans are held for investment and are substantially secured by real estate, equipment, licenses and other assets of the borrowers to the extent permitted by the applicable laws and the regulations governing such borrowers. The aggregate fair value of the Company’s loan portfolio was $351,952,876 and $329,237,824, with gross unrecognized holding (losses)/gains of $1,687,734 and $10,035,714 as of December 31, 2023 and 2022, respectively. The fair values, which are classified as Level 3 in the fair value hierarchy, are estimated using discounted cash flow models based on current market inputs for similar types of arrangements. The primary sensitivity in these models is based on the selection of appropriate discount rates. Fluctuations in these assumptions could result in different estimates of fair value.
13. DIVIDENDS AND DISTRIBUTIONS

The following table summarizes the Company’s dividends declared during the years ended December 31, 2023 and 2022:

	Record Date	Payment Date	Common Share Distribution Amount	Taxable Ordinary Income	Return of Capital	Section 199A Dividends
Regular cash dividend	3/31/2023	4/14/2023	$0.47	$0.47	$-	$0.47
Regular cash dividend	6/30/2023	7/14/2023	$0.47	$0.47	$-	$0.47
Regular cash dividend	9/29/2023	10/13/2023	$0.47	$0.47	$-	$0.47
Regular cash dividend	12/29/2023	1/12/2024	$0.47	$0.47	$-	$0.47
Special cash dividend	12/29/2023	1/12/2024	$0.29	$0.29	$-	$0.29
Total cash dividend			$2.17	$2.17	$-	$2.17

	Record Date	Payment Date	Common Share Distribution Amount	Taxable Ordinary Income	Return of Capital	Section 199A Dividends
Regular cash dividend	3/31/2022	4/14/2022	$0.40	$0.40	$-	$0.40
Regular cash dividend	6/30/2022	7/15/2022	$0.47	$0.47	$-	$0.47
Regular cash dividend	9/30/2022	10/14/2022	$0.47	$0.47	$-	$0.47
Regular cash dividend	12/30/2022	1/13/2023	$0.47	$0.47	$-	$0.47
Special cash dividend	12/30/2022	1/13/2023	$0.29	$0.29	$-	$0.29
Total cash dividend			$2.10	$2.10	$-	$2.10

14. SUBSEQUENT EVENTS

Investment Activity

During the period from January 1, 2024 through March 11, 2024, the Company funded approximately $16.5 million in new loan principal, of which $6.7 million and $9.8 million was advanced to a new portfolio company, and existing portfolio companies, respectively.

Additionally, in January 2024, the Company sold 100% of its debt securities, at fair value and received proceeds of approximately $840 thousand, which approximated the carrying value as of December 31, 2023.

In February 2024, we entered into an amendment to Loan #16, which modified certain financial covenants. No monetary terms of the loan were modified in connection with the amendment.

In February 2024, we entered into an amendment to Loan #19, which extended the maturity date from August 29, 2025 to December 31, 2025. Additionally, make-whole interest protections were extended through June 30, 2025 and the PIK rate was increased from 3.0% to 5.0%.

In February 2024, we entered into an amendment to Loan #4, to extend the maturity date to April 16, 2024 and modified the interest rate for the period from February 14, 2024 through maturity to 15.0% PIK.

In March 2024, we entered into an amendment to Loan #6, which extended the maturity date to April 15, 2024, and waived amortization payments until such date. Additionally, previously accrued interest of approximately $0.3 million was paid in kind and capitalized to the principal balance. From the amendment date through maturity all interest at the prevailing interest rate will be paid in kind. In connection with this amendment, Loan #6 was restored to accrual status.

Payment of Dividend

On January 12, 2024, the Company paid its regular quarterly dividend of $0.47 per common share relating to the fourth quarter of 2023 to stockholders of record as of the close of business on December 29, 2023. The total amount of the cash dividend payment was approximately $8.5 million. Also on January 12, 2024, the Company paid its special cash dividend of $0.29 per common share relating to the year ended December 31, 2023 to stockholders of record as of the close of business on December 29, 2023. The total amount of the special cash dividend payment was approximately $5.3 million.

Revolving Loan

During the period January 1, 2024 through March 11, 2024, the Company had net borrowings and repayments on the Revolving Loan of $28.0 million. As of March 11, 2024, the Company has an outstanding balance of $94.0 and remaining availability of $6.0 million on the Revolving Loan.

On February 28, 2024, CAL entered into a Fifth Amended and Restated Loan and Security Agreement (the “Fifth Amendment and Restatement”). The Fifth Amendment and Restatement extended the contractual maturity date of the Revolving Loan until June 30, 2026, and expanded the existing accordion feature to permit aggregate loan commitments of up to $150.0 million. No other material terms of the Revolving Loan were modified as a result of the execution of the Fifth Amendment and Restatement. The Company incurred approximately $0.1 million of debt issuance costs related to the Fifth Amendment and Restatement, which were capitalized and will subsequently be amortized through maturity.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to provide reasonable assurance that information required to be disclosed in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the forms and rules of the SEC and that such information is accumulated and communicated to management, including the Principal Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

In connection with the preparation of this annual report on Form 10-K, our management, including the Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2023. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2023 to ensure that (a) information required to be disclosed in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the forms and rules of the SEC and (b) such information is accumulated and communicated to management, including the Principal Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosures.

Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act). Our management, including our Principal Executive Officer and Principal Financial Officer, evaluated, as of December 31, 2023, the effectiveness of our internal control over financial reporting using the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our internal controls, as of December 31, 2023, were effective.

This annual report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to Section 404(b) and (c) of the Sarbanes-Oxley Act, which exempts emerging growth companies and non-accelerated filers from the auditor attestation requirement of Section 404(b) of the Sarbanes-Oxley Act.

Changes in Internal Control over Financial Reporting

There have been no material changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

On and effective March 7, 2024, the Board of Directors (the “Board”) of Chicago Atlantic Real Estate Finance, Inc. (the “Company”), appointed Peter Sack as Co-Chief Executive Officer of the Company. Mr. Sack will serve as the Company’s Co-Chief Executive Officer alongside Anthony Cappell, who has served as the Company’s Chief Executive Officer since the Company’s inception in 2021. Additionally, the Board appointed Andreas Bodmeier as President of the Company and removed the interim designation and appointed Phillip Silverman as Chief Financial Officer of the Company. Mr. Sack will serve as the Company’s Principal Executive Officer and Mr. Silverman will continue to serve as the Company’s Principal Financial Officer and Principal Accounting Officer, as such terms are used in the Securities and Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder.

There is no family relationship between Messrs. Sack and Bodmeier and any other person that would require disclosure under Item 401(d) of Regulation S-K. Neither Messrs. Sack nor Bodmeier is a party to any transaction that would require disclosure under Item 404(a) of Regulation S-K and there has been no change to any of their compensation arrangements as a result of their appointments.

None of the Company’s officers or directors have adopted, modified or terminated trading plans under either a Rule 10b5-1 or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933) for the three months ended December 31, 2023.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable.

PART III

We will file a definitive Proxy Statement for our 2024 Annual Meeting of Stockholders (the “2024 Proxy Statement”) with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of the 2024 Proxy Statement that specifically address the items set forth herein are incorporated by reference.

Item 10. Directors, Executive Officers and Corporate Governance

The information required by Item 10 is hereby incorporated by reference from our 2024 Proxy Statement.

Item 11. Executive Compensation

The information required by Item 11 is hereby incorporated by reference from our 2024 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is hereby incorporated by reference from our 2024 Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is hereby incorporated by reference from our 2024 Proxy Statement.

Item 14. Principal Accountant Fees and Services

The information required by Item 14 is hereby incorporated by reference from our 2024 Proxy Statement.

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
10.6

Fifth Amended and Restated Loan and Security Agreement, dated as of February 28, 2024, among Chicago Atlantic Lincoln, LLC, Chicago Atlantic Real Estate Finance, Inc., the other Persons from time to time party thereto, as borrowers; and the financial institutions party thereto, as Lenders**

21.1	List of Subsidiaries of the Registrant (Incorporated by reference to the Registrant’s Registration Statement on Form S-11 (File No. 333-260505), filed on October 26, 2021).
23.1	Consent of BDO USA LLP, Independent Registered Public Accounting Firm.*
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*
32.1	Certification of Principal Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.*
32.2	Certification of Principal Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.*
97	Chicago Atlantic Real Estate Finance, Inc. Dodd-Frank Clawback Policy.*
101.INS	Inline XBRL Instance Document–the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document.*
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* Filed herewith

** In accordance with Item 601(b)(10) of Regulation S-K, certain provisions or terms of the Agreement have been redacted. The Company will provide an unredacted copy of the exhibit on a supplemental basis to the SEC or its staff upon request.

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 12, 2024.

CHICAGO ATLANTIC REAL ESTATE FINANCE, INC.

By:	/s/ Peter Sack
Peter Sack
Co-Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Peter Sack	/s/ Phillip Silverman
Peter Sack	Phillip Silverman
Co-Chief Executive Officer and Director (Principal Executive Officer)	Chief Financial Officer (Principal Financial and Accounting Officer)
March 12, 2024	March 12, 2024

/s/ John Mazarakis	/s/ Dr. Andreas Bodmeier
John Mazarakis	Dr. Andreas Bodmeier
Director	Director
March 12, 2024	March 12, 2024

/s/ Anthony Cappell	/s/ Dr. Jason Papastavrou
Anthony Cappell	Dr. Jason Papastavrou
Co-Chief Executive Officer and Director	Independent Director
March 12, 2024	March 12, 2024

/s/ Frederick C. Herbst	/s/ Brandon Konigsberg
Frederick C. Herbst	Brandon Konigsberg
Independent Director	Independent Director
March 12, 2024	March 12, 2024

/s/ Donald E. Gulbrandsen	/s/ Michael L. Steiner
Donald E. Gulbrandsen	Michael L. Steiner
Independent Director	Independent Director
March 12, 2024	March 12, 2024