Form 10-Q
period 2024-03-31
Chicago Atlantic Real Estate Finance, Inc.
filed 2024-05-07
CIK 1867949

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 3, 2024
Common stock, $0.01 par value	19,100,282

CHICAGO ATLANTIC REAL ESTATE FINANCE, INC.

TABLE OF CONTENTS

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CHICAGO ATLANTIC REAL ESTATE FINANCE, INC.

CONSOLIDATED BALANCE SHEETS

	March 31, 2024	December 31, 2023
	(unaudited)
Assets
Loans held for investment	$359,317,126	$337,238,122
Loans held for investment - related party (Note 7)	16,527,188	16,402,488
Loans held for investment, at carrying value	375,844,314	353,640,610
Current expected credit loss reserve	(5,356,018)	(4,972,647)
Loans held for investment at carrying value, net	370,488,296	348,667,963
Cash and cash equivalents	6,904,113	7,898,040
Other receivables and assets, net	5,143,318	705,960
Interest receivable	926,852	1,004,140
Related party receivables	192,354	107,225
Debt securities, at fair value	-	842,269
Total Assets	$383,654,933	$359,225,597

Liabilities
Revolving loan	$81,250,000	$66,000,000
Dividend payable	9,007,244	13,866,656
Related party payables	1,819,428	3,243,775
Management and incentive fees payable	1,754,741	2,051,531
Accounts payable and other liabilities	1,342,872	1,135,355
Interest reserve	2,519,871	1,074,889
Total Liabilities	97,694,156	87,372,206
Commitments and contingencies (Note 8)

Stockholders' equity
Common stock, par value $0.01 per share, 100,000,000 shares authorized and 19,100,282 and 18,197,192 shares issued and outstanding, respectively	191,003	181,972
Additional paid-in-capital	291,858,521	277,483,092
Accumulated deficit	(6,088,747)	(5,811,673)
Total stockholders' equity	285,960,777	271,853,391

Total liabilities and stockholders' equity	$383,654,933	$359,225,597

The accompanying notes are an integral part of these consolidated financial statements.

CHICAGO ATLANTIC REAL ESTATE FINANCE, INC.

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	For the three months ended	For the three months ended
	March 31, 2024	March 31, 2023
Revenues
Interest income	$15,343,667	$16,527,304
Interest expense	(2,104,050)	(1,618,296)
Net interest income	13,239,617	14,909,008

Expenses
Management and incentive fees, net	1,754,741	2,138,005
General and administrative expense	1,390,267	1,274,825
Professional fees	449,858	569,375
Stock based compensation	531,293	138,335
Provision for current expected credit losses	380,279	96,119
Total expenses	4,506,438	4,216,659
Change in unrealized gain on debt securities, at fair value	(75,604)	-
Realized gain on debt securities, at fair value	72,428	-
Net Income before income taxes	8,730,003	10,692,349
Income tax expense	-	-
Net Income	$8,730,003	$10,692,349

Earnings per common share:
Basic earnings per common share	$0.48	$0.60
Diluted earnings per common share	$0.47	$0.60

Weighted average number of common shares outstanding:
Basic weighted average shares of common stock outstanding	18,273,919	17,879,444
Diluted weighted average shares of common stock outstanding	18,640,492	17,960,103

The accompanying notes are an integral part of these consolidated financial statements.

CHICAGO ATLANTIC REAL ESTATE FINANCE, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2024

	Common Stock		Additional Paid-In-	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2023	18,197,192	$181,972	$277,483,092	$(5,811,673)	$271,853,391
Issuance of common stock, net of offering costs	896,443	8,964	13,844,203	167	13,853,334
Stock-based compensation	6,647	67	531,226	-	531,293
Dividends declared on common shares ($.47 per share)	-	-	-	(9,007,244)	(9,007,244)
Net income	-	-	-	8,730,003	8,730,003
Balance at March 31, 2024	19,100,282	$191,003	$291,858,521	$(6,088,747)	$285,960,777

THREE MONTHS ENDED MARCH 31, 2023

	Common Stock		Additional Paid-In-	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Earnings	Equity

Balance at December 31, 2022	17,685,952	$176,859	$268,995,848	$(5,139,684)	$264,033,023
Issuance of common stock in connection with initial public offering and concurrent private placement, net of offering costs, underwriting discounts and commissions	395,779	3,958	5,790,959	-	5,794,917
Stock-based compensation	6,952	70	138,265	-	138,335
Dividends declared on common shares ($.47 per share)	-	-	-	(8,535,296)	(8,535,296)
Net income	-	-	-	10,692,349	10,692,349
Balance at March 31, 2023	18,088,683	$180,887	$274,925,072	$(2,982,631)	$272,123,328

The accompanying notes are an integral part of these consolidated financial statements.

CHICAGO ATLANTIC REAL ESTATE FINANCE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the three months ended March 31,
	2024	2023
Operating activities
Net income	$8,730,003	$10,692,349

Adjustments to reconcile net income to net cash provided by operating activities:
Accretion of deferred loan origination fees and other discounts	(477,756)	(908,873)
Paid-in-kind interest	(3,008,593)	(2,256,228)
Provision for current expected credit losses	380,279	96,119
Change in unrealized gain on debt securities, at fair value	75,604	-
Realized gain on debt securities, at fair value	(72,428)	-
Amortization of debt issuance costs	90,915	167,304
Stock based compensation	531,293	138,335

Changes in operating assets and liabilities:
Interest receivable	77,288	(2,955,336)
Other receivables and assets, net	(97,151)	(19,507)
Interest reserve	1,444,982	(1,648,129)
Related party payables	(296,790)	(127,389)
Related party receivables	(85,129)	(237,885)
Proceeds from the redemption of debt securities, at fair value	839,094	-
Management and incentive fees payable	(1,424,347)	(1,157,595)
Accounts payable and accrued expenses	210,608	(81,098)
Net cash provided by operating activities	6,917,872	1,702,067

Cash flows from investing activities
Issuance of and fundings of loans held for investment	(22,380,807)	(32,941,660)
Proceeds from sales of loans held for investment	-	13,399,712
Principal repayment of loans held for investment	3,663,452	44,858,834
Net cash (used in)/provided by investing activities	(18,717,355)	25,316,886

Cash flows from financing activities
Proceeds from sale of common stock	9,811,862	6,000,010
Proceeds from borrowings on revolving loan	28,000,000	28,500,000
Repayment of borrowings on revolving loan	(12,750,000)	(49,000,000)
Dividends paid to common shareholders	(13,866,656)	(13,486,186)
Payment of debt issuance costs	(49,738)	(2,988)
Payment of offering costs	(339,912)	(104,711)
Net cash provided by/(used in) financing activities	10,805,556	(28,093,875)

Net decrease in cash and cash equivalents	(993,927)	(1,074,922)
Cash and cash equivalents, beginning of period	7,898,040	5,715,827
Cash and cash equivalents, end of period	$6,904,113	$4,640,905

Supplemental disclosure of non-cash financing and investing activities
Interest reserve withheld from funding of loans	$2,032,688	$-
OID withheld from funding of loans held for investment	105,081	1,118,340
Subscription receivable from sale of common stock	4,472,690	-
Dividends declared and not yet paid	9,007,244	8,667,701
Transfer of loan held for investment to loan held for sale	-	13,399,712

Supplemental information:
Interest paid during the period	$1,786,333	$1,363,742

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

The Company is externally managed by Chicago Atlantic REIT Manager, LLC (the “Manager”), a Delaware limited liability company, pursuant to the terms of the management agreement dated May 1, 2021, as amended in October 2021, by and among the Company and the Manager (the "Management Agreement"). The Management Agreement had a three-year initial term that expired on April 30, 2024. After the initial term, the management agreement is automatically renewed for one-year periods unless the Company or the Manager elects not to renew in accordance with the terms of the Management Agreement. On April 30, 2024, the Management Agreement was automatically renewed. The Manager conducts substantially all of the Company’s operations and provides asset management services for its real estate investments. For its services, the Manager is entitled to earn management fees and incentive compensation, both defined in and in accordance with the terms of the Management Agreement (Note 7). All of the Company’s investment decisions are made by the investment committee of the Manager, subject to oversight by the Company’s board of directors (the “Board”). The Manager is wholly-owned by Chicago Atlantic Group, LP. (the “Sponsor”).

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements and related notes of the Company have been prepared on the accrual basis of accounting and in conformity with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Our consolidated financial statements present the financial position, results of operations, and cash flows of Chicago Atlantic Real Estate Finance, Inc., and its wholly owned consolidated subsidiary, Chicago Atlantic Lincoln, LLC. All intercompany accounts and transactions have been eliminated in consolidation. Accordingly, these financial statements may not contain all disclosures required by generally accepted accounting principles. Reference should be made to Note 2 of the Company’s Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the period ended December 31, 2023. In the opinion of the Company, all normal recurring adjustments have been made that are necessary to the fair statement of the results of operations and financial position as of and for the periods presented. Operating results for the three-month period ended March 31, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024.

Cash and Cash Equivalents

The Company’s cash held with financial institutions may at times exceed the Federal Deposit Insurance Corporation (“FDIC”) insured limits. The Company and the Manager seek to manage this credit risk relating to cash by monitoring the financial stability of the financial institutions and their ability to continue in business for the foreseeable future.

Cash and cash equivalents include funds on deposit with financial institutions, including demand deposits with financial institutions. Cash and short-term investments with an original maturity of three months or less when acquired are considered cash and cash equivalents for the purpose of the consolidated balance sheets and consolidated statements of cash flows, and represented $6.9 million and $7.9 million of total cash and cash equivalents as of March 31, 2024 and December 31, 2023, respectively.

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

FASB ASC Topic 740, Income Taxes (“ASC 740”), prescribes a recognition threshold and measurement attribute for the consolidated financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company has analyzed its various federal and state filing positions and believes that its income tax filing positions and deductions are documented and supported for the taxable years ended December 31, 2023 and December 31, 2022. Based on the Company’s evaluation, there is no reserve for any uncertain income tax positions as of March 31, 2024. Accrued interest and penalties, if any, are included within accounts payable and other liabilities in the balance sheets.

Recent Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This guidance requires public entities to disclose significant expense categories and amounts for each reportable segment, along with information regarding the composition of "other segment items." Additionally, the guidance requires the disclosure of the title and position of the entity's Chief Operating Decision Maker (“CODM”), an explanation of how the CODM utilizes reported profit or loss measures to assess segment performance, and certain segment-related disclosures on an interim basis, which were previously required only annually. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024, early adoption is permitted. The adoption of this guidance is not expected to have a significant impact on our consolidated financial statements. The Company does not expect to early adopt and will add the necessary disclosures upon adoption.

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

3. LOANS HELD FOR INVESTMENT, NET

As of March 31, 2024 and December 31, 2023, the Company’s portfolio was comprised of loans to 28 and 27 borrowers, respectively, that the Company has the ability and intent to hold until maturity or payoff. The portfolio of loans held for investment are reported on the consolidated balance sheets at amortized cost. The Company’s aggregate loan commitments and outstanding principal were approximately $401.3 million and $378.8 million, respectively, as of March 31, 2024, and $377.6 million and $351.4 million, respectively as of December 31, 2023. During the three months ended March 31, 2024, the Company funded approximately $22.4 million in new loan principal.

As of March 31, 2024 and December 31, 2023, approximately 76.6% and 80.5%, respectively, of the Company’s portfolio was comprised of floating rate loans that pay interest at the Prime Rate plus an applicable margin, and were subject to Prime Rate ceilings and floors as disclosed in the tables below. The carrying value of these loans was approximately $287.7 million and $284.5 million as of March 31, 2024 and December 31, 2023, respectively.

The remaining 23.4% and 19.5% of the portfolio was comprised of fixed rate loans that had a carrying value of approximately $88.1 million and $69.1 million as of March 31, 2024 and December 31, 2023, respectively.

The following tables summarize the Company’s loans held for investment as of March 31, 2024 and December 31, 2023:

	As of March 31, 2024
	Outstanding Principal (1)	Original Issue Discount	Carrying Value (1)	Weighted Average Remaining Life (Years) (2)
Senior Term Loans	$377,576,334	$(1,732,020)	$375,844,314	2.0
Current expected credit loss reserve	-	-	(5,356,018)
Total loans held at carrying value, net	$377,576,334	$(1,732,020)	$370,488,296

	As of December 31, 2023
	Outstanding Principal (1)	Original Issue Discount	Carrying Value (1)	Weighted Average Remaining Life (Years) (2)
Senior Term Loans	$355,745,305	$(2,104,695)	$353,640,610	2.1
Current expected credit loss reserve	-	-	(4,972,647)
Total loans held at carrying value, net	$355,745,305	$(2,104,695)	$348,667,963

(1)
The difference between the Carrying Value and the Outstanding Principal amount of the loans consists of unaccreted original issue discount, deferred loan fees and other upfront fees. Outstanding principal balance includes capitalized PIK interest, if applicable.
(2)
Weighted average remaining life is calculated based on the carrying value of the loans as of March 31, 2024 and December 31, 2023, respectively.

The following tables present changes in loans held at carrying value as of and for the three months ended March 31, 2024 and 2023.

	Principal	Original Issue Discount	Current Expected Credit Loss Reserve	Carrying Value (1)
Balance at December 31, 2023	$355,745,305	$(2,104,695)	$(4,972,647)	$348,667,963
New fundings	22,485,888	(105,081)	-	22,380,807
Principal repayment of loans	(3,663,452)	-	-	(3,663,452)
Accretion of original issue discount	-	477,756	-	477,756
PIK Interest	3,008,593	-	-	3,008,593
Current expected credit loss reserve	-	-	(383,371)	(383,371)
Balance at March 31, 2024	$377,576,334	$(1,732,020)	$(5,356,018)	$370,488,296

(1)
The difference between the Carrying Value and the Outstanding Principal amount of the loans consists of unaccreted original issue discount, deferred loan fees and other upfront fees. Outstanding principal balance includes capitalized paid-in-kind (“PIK”) interest, if applicable.

	Principal	Original Issue Discount	Current Expected Credit Loss Reserve	Carrying Value (1)
Balance at December 31, 2022	$343,029,334	$(3,755,796)	$(3,940,939)	$335,332,599
New fundings	34,060,000	(1,118,340)	-	32,941,660
Principal repayment of loans	(45,754,443)	-	-	(45,754,443)
Accretion of original issue discount	-	908,873	-	908,873
Sale of loan (2)	(13,399,712)	-	-	(13,399,712)
PIK Interest	2,256,228	-	-	2,256,228
Current expected credit loss reserve	-	-	(110,995)	(110,995)
Balance at March 31, 2023	$320,191,407	$(3,965,263)	$(4,051,934)	$312,174,210

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

A more detailed listing of the Company’s loans held at carrying value based on information available as of March 31, 2024, is as follows:

Loan (1)	Location(s)	Initial Funding Date (1)	Maturity Date (2)	Total Commitment (3)	Principal Balance	Original Issue Discount	Carrying Value	Percentage of Our Loan Portfolio	Future Fundings	Interest Rate (4)	Periodic Payment (5)	YTM IRR (6)
1	Various	10/27/2022	10/30/2026	$30,000,000	$29,820,000	$(579,713)	$29,240,287	7.8%	-	P+6.5% Cash (11)	I/O	17.4%
2	Michigan	1/13/2022	12/31/2024	35,891,667	39,167,481	(60,915)	39,106,565	10.4%	-	P+6.65% Cash, 4.25% PIK (17)	P&I	18.0%
3(18)	Various	3/25/2021	11/29/2024	20,105,628	20,791,605	(45,680)	20,745,924	5.5%	-	P+10.38% Cash, 2.75% PIK (7)	P&I	23.5%
4	Arizona	4/19/2021	4/16/2024	14,240,129	16,091,216	-	16,091,216	4.3%	-	15% PIK (15)	I/O	30.5%
5	Massachusetts	4/19/2021	4/30/2025	3,500,000	3,036,680	-	3,036,680	0.8%	-	P+12.25% Cash (7)	P&I	22.8%
6	Michigan	8/20/2021	4/15/2024	6,000,000	4,611,348	-	4,611,348	1.2%	-	P+9% Cash (7)	P&I	20.9%
7	Illinois, Arizona	8/24/2021	6/30/2025	26,002,665	20,663,292	(136,918)	20,526,374	5.5%	-	P+6% Cash, 2% PIK (12)	P&I	19.5%
8	West Virginia	9/1/2021	9/1/2024	9,500,000	12,094,954	(26,697)	12,068,257	3.2%	-	P+9.25% Cash, 2% PIK (8)	P&I	25.1%
9(19)	Pennsylvania	9/3/2021	6/30/2024	15,000,000	16,527,188	-	16,527,188	4.4%	-	P+10.75% Cash, 3% PIK (7)	P&I	16.3%
11	Maryland	9/30/2021	9/30/2024	32,000,000	33,478,944	(178,986)	33,299,958	8.9%	-	P+8.75% Cash, 2% PIK (7)	I/O	22.0%
12	Various	11/8/2021	10/31/2024	20,000,000	8,710,222	(36,770)	8,673,452	2.3%	-	P+7% Cash (13)	P&I	19.5%
13	Michigan	11/22/2021	11/1/2024	13,600,000	13,279,539	(41,628)	13,237,911	3.5%	-	P+6% Cash, 1.5% PIK (12)	I/O	19.5%
14	Various	12/27/2021	12/27/2026	5,000,000	5,253,125	-	5,253,125	1.4%	-	P+12.25% Cash, 2.5% PIK (9)	P&I	23.2%
16	Florida	12/30/2021	12/31/2024	13,000,000	4,232,500	(14,320)	4,218,180	1.1%	-	P+9.25% Cash (7)	I/O	35.7%
17	Florida	1/18/2022	1/31/2025	15,000,000	14,550,000	(105,341)	14,444,659	3.8%	-	P+4.75% Cash (11)	P&I	14.8%
18	Ohio	2/3/2022	2/28/2025	22,448,992	20,731,419	(72,670)	20,658,749	5.5%	-	P+1.75% Cash, 5% PIK (12)	P&I	16.4%
19	Florida	3/11/2022	12/31/2025	20,000,000	19,696,007	(41,819)	19,654,188	5.2%	-	11% Cash, 5% PIK	P&I	16.5%
20	Missouri	5/9/2022	5/30/2025	17,000,000	17,781,166	(64,682)	17,716,484	4.7%	-	11% Cash, 2% PIK	P&I	14.7%
21	Illinois	7/1/2022	7/29/2026	9,000,000	4,976,931	(51,377)	4,925,554	1.3%	-	P+8.5% Cash, 3% PIK (9)	P&I	27.0%
23	Arizona	3/27/2023	3/31/2026	2,000,000	1,820,000	(33,182)	1,786,818	0.5%	-	P+7.5% Cash (14)	P&I	18.9%
24	Oregon	3/31/2023	9/27/2026	1,000,000	760,000	-	760,000	0.2%	-	P+10.5% Cash (10)	P&I	21.7%
25	New York	8/1/2023	6/29/2036	26,309,588	24,834,254	-	24,834,254	6.6%	-	15% Cash	P&I	16.6%
26	Connecticut	8/31/2023	2/27/2026	5,450,000	5,450,000	(104,394)	5,345,606	1.4%	-	14% Cash	P&I	19.1%
27	Nebraska	8/15/2023	6/30/2027	13,061,667	13,061,667	-	13,061,667	3.5%	-	P+8.75% Cash	P&I	19.0%
28	Ohio	9/13/2023	3/13/2025	2,466,705	2,466,706	-	2,466,706	0.7%	-	15% Cash	P&I	17.4%
29	Illinois	10/11/2023	10/9/2026	2,000,000	2,010,090	-	2,010,090	0.5%	-	11.4% Cash, 1.5% PIK	P&I	14.8%
30	Missouri, Arizona	12/20/2023	12/31/2026	15,000,000	15,000,000	(136,926)	14,863,074	4.0%	-	P+7.75% Cash (16)	I/O	18.1%
31	California, Arizona	1/3/2024	5/3/2026	6,680,000	6,680,000	-	6,680,000	1.8%	-	P+8.75% Cash	I/O	19.0%
			Subtotal	$401,257,040	$377,576,334	$(1,732,020)	$375,844,314	100%	$—		Wtd Average	19.4%

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
(19)
As of May 1, 2023, Loan #9 was placed on non-accrual status and remains on non-accrual as of March 31, 2024. Loan #9 is included on the consolidated balance sheet as a loan held for investment – related party (Note 7).

The following table presents aging analyses of past due loans by amortized cost, excluding the CECL reserve, as of March 31, 2024 and December 31, 2023. As of March 31, 2024 and December 31, 2023, there was one loan with principal greater than 90 days past due.

	As of March 31, 2024
	Current Loans (1)	31-60 Days Past Due	61-90 Days Past Due	90+ Days Past Due (2)	Total Past Due	Total Loans	Non- Accrual(2)
Senior Term Loans	$359,317,126	$-	$-	$16,527,188	$16,527,188	$375,844,314	$16,527,188
Total	$359,317,126	$-	$-	$16,527,188	$16,527,188	$375,844,314	$16,527,188

(1)
Loans 1-30 days past due are included in the current loans.
(2)
On May 1, 2023, Loan #9 was placed on non-accrual status. On June 20, 2023, the Administrative Agent to Loan #9 issued an acceleration notice requesting immediate payment of all amounts outstanding and therefore is greater than 90 days past due as of March 31, 2024.

	As of December 31, 2023
	Current Loans (1)	31-60 Days Past Due	61-90 Days Past Due	90+ Days Past Due	Total Past Due	Total Loans	Non- Accrual(2)
Senior Term Loans	$337,238,122	$-	$-	$16,402,488	$16,402,488	$353,640,610	$20,666,374
Total	$337,238,122	$-	$-	$16,402,488	$16,402,488	$353,640,610	$20,666,374

(1)
Loans 1-30 days past due are included in the current loans.
(2)
On May 1, 2023, Loan #9 was placed on non-accrual status. On June 20, 2023, the Administrative Agent to Loan #9 issued an acceleration notice requesting immediate payment of all amounts outstanding and therefore is 90 days past due as of December 31, 2023.

Non-Accrual Loans

As of March 31, 2024 and December 31, 2023, there was one and two loans placed on non-accrual status, respectively.

Loan #9 was placed on non-accrual status as of May 1, 2023 and has both an outstanding principal balance and carrying value of approximately $16.5 million and $16.4 million as of March 31, 2024 and December 31, 2023, respectively, and carries a reserve for current expected credit losses of approximately $1.3 million as of March 31, 2024. The Company ceased accruing interest on the first date of delinquency, based on expectation of its ability to collect all amounts then due from the borrower. As a result, there was no accrued interest to write-off when the loan was placed on non-accrual.

Loan #6 was placed on non-accrual status as of December 1, 2023 and has both an outstanding principal balance and carrying value of approximately $4.3 million as of December 31, 2023. In March 2024, the Company entered into an amendment to Loan #6, which extended the maturity date to April 15, 2024. In connection with this amendment, Loan #6 was restored to accrual status. In April 2024, the loan maturity was further extended to May 31, 2024.

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

The risk ratings are primarily based on historical data and current conditions specific to each portfolio company, as well as consideration of future economic conditions and each borrower’s estimated ability to meet debt service requirements. The risk ratings shown in the following table as of March 31, 2024 and December 31, 2023 consider borrower specific credit history and performance and reflect a quarterly re-evaluation of overall current macroeconomic conditions affecting the Company’s borrowers. As interest rates have increased due to rising rates from the Federal Reserve Board, it has impacted borrowers’ ability to service their debt obligations on a global scale. The changes in risk ratings had an effect on the level of the current expected credit loss reserve though, other than the one loan placed on non-accrual status, the loans continued to perform as expected. For approximately 65.7% of the portfolio, the fair value of the underlying real estate collateral exceeded the amounts outstanding under the loans as of March 31, 2024. The remaining approximately 34.3% of the portfolio, while not fully collateralized by real estate, may be partially collateralized by real estate and was secured by other forms of collateral including equipment, receivables, licenses and/or other assets of the borrowers to the extent permitted by applicable laws and regulations governing such borrowers. The amounts above exclude any apportionment of real estate collateral permissible under the applicable income and asset tests for REIT eligibility.

As of March 31, 2024 and December 31, 2023, the carrying value, excluding the current expected credit loss reserve (the “CECL Reserve”), of the Company’s loans within each risk rating category by year of origination is as follows:

Risk	As of March 31, 2024(1)(2)					As of December 31, 2023(1)(2)
Rating	2024	2023	2022	2021	Total	2023	2022	2021	2020	Total
1	$-	$760,000	$37,370,672	$-	$38,130,672	$820,000	$37,644,911	$-	$-	$38,464,911
2	973,078	61,901,509	76,437,863	46,368,517	185,680,968	51,320,161	107,007,422	46,792,941	-	205,120,524
3	6,680,000	2,466,705	39,106,565	59,092,743	107,346,013	2,466,705	5,296,308	58,829,717	-	66,592,730
4	-	-	-	44,686,661	44,686,661	-	—	43,462,445	-	43,462,445
5	-	-	-	-	-	-	-	-	-	-
Total	$7,653,078	$65,128,214	$152,915,100	$150,147,921	$375,844,314	$54,606,866	$149,948,641	$149,085,103	$-	$353,640,610

(1)
Amounts are presented by loan origination year with subsequent advances shown in the original year of origination.
(2)
Loan #9 placed on non-accrual status is included in risk rating category “4” and has a reserve for current expected credit losses of approximately $1.3 million as of March 31, 2024 and $1.5 million as of December 31, 2023.

Real estate collateral coverage is also a significant credit quality indicator, and real estate collateral coverage, excluding the CECL Reserve, was as follows as of March 31, 2024 and December 31, 2023:

As of March 31, 2024 Real Estate Collateral Coverage(1)
	< 1.0x	1.0x – 1.25x	1.25x – 1.5x	1.50x – 1.75x	1.75x – 2.0x	> 2.0x	Total
Fixed-rate	$2,466,705	$17,716,484	$44,488,442	$-	$20,658,750	$2,010,090	$87,340,471
Floating-rate	126,010,679	38,866,605	69,642,441	-	-	53,984,118	288,503,843
	$128,477,384	$56,583,089	$114,130,883	$-	$20,658,750	$55,994,208	$375,844,314

As of December 31, 2023 Real Estate Collateral Coverage(1)
	< 1.0x	1.0x – 1.25x	1.25x – 1.5x	1.50x – 1.75x	1.75x – 2.0x	> 2.0x	Total
Fixed-rate	$2,466,706	$-	$49,041,867	$17,613,043	$-	$—	$69,121,616
Floating-rate	104,322,083	35,491,887	38,729,046	15,396,370	5,296,308	85,283,300	284,518,994
	$106,788,789	$35,491,887	$87,770,913	$33,009,413	$5,296,308	$85,283,300	$353,640,610

(1)
Real estate collateral coverage is calculated based upon most recent third-party appraised values. The Company generally obtains new appraisal of all material real estate collateral at least once annually.

Geography concentration of our loans held for investment is also a significant credit quality indicator. As of March 31, 2024 and December 31, 2023, our borrowers have operations in the jurisdictions in the table below:

As of March 31, 2024			As of December 31, 2023
Jurisdiction	Outstanding Principal (1)	Our Loan Portfolio	Jurisdiction	Outstanding Principal (1)	Our Loan Portfolio
Michigan	$57,058,369	15%	Michigan	$56,466,635	16%
Maryland	54,209,643	14%	Maryland	53,907,352	15%
Florida	47,748,013	13%	Florida	48,815,066	14%
Ohio	32,495,778	9%	Ohio	27,902,362	8%
Illinois	26,502,449	7%	Illinois	25,599,133	7%
Missouri	32,781,166	9%	Missouri	25,191,575	7%
Arizona	25,262,329	7%	Arizona	24,466,609	7%
New York	24,834,254	7%	New York	22,611,938	6%
Pennsylvania	21,782,997	6%	Pennsylvania	21,674,160	6%
Nebraska	13,061,667	3%	Nebraska	13,061,667	4%
Massachusetts	11,107,621	3%	Massachusetts	12,308,310	3%
West Virginia	12,094,954	3%	West Virginia	11,706,059	3%
California	6,680,000	2%	California	—	0%
Nevada	5,747,094	2%	Nevada	5,764,439	2%
Connecticut	5,450,000	1%	Connecticut	5,450,000	2%
Oregon	760,000	0%	Oregon	820,000	0%
Total	$377,576,334	100%	Total	$355,745,305	100%

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

To estimate the historic loan losses relevant to the Company’s portfolio, the Company evaluates its historical loan performance, which includes zero realized loan losses since the inception of its operations. Additionally, the Company analyzed its repayment history, noting it has limited “true” operating history, since the incorporation date of March 30, 2021. However, the Company’s Sponsor and its affiliates have had operations for the past four fiscal years and have made investments in similar loans that have similar characteristics including interest rate, collateral coverage, guarantees, and prepayment/make whole provisions, which fall into the pools identified above. Given the similarity of the structuring of the credit agreements for the loans in the Company’s portfolio to the loans originated by its Sponsor, management considered it appropriate to consider the past repayment history of loans originated by the Sponsor and its affiliates in determining the extent to which a CECL Reserve shall be recorded.

In addition, the Company reviews each loan on a quarterly basis and evaluates the borrower’s ability to pay the monthly interest and principal, if required, as well as the loan-to-value (LTV) ratio. When evaluating qualitative factors that may indicate the need for a CECL Reserve, the Company forecasts losses considering a variety of factors. In considering the potential current expected credit loss, the Manager primarily considers significant inputs to the Company’s forecasting methods, which include (i) key loan-specific inputs such as the value of the real estate collateral, liens on equity (including the equity in the entity that holds the state-issued license to cultivate, process, distribute, or retail cannabis), presence of personal or corporate guarantees, among other credit enhancements, LTV ratio, rate type (fixed or floating) and IRR, loan-term, geographic location, and expected timing and amount of future loan fundings, (ii) performance against the underwritten business plan and the Company’s internal loan risk rating, and (iii) a macro-economic forecast. Estimating the enterprise value of our borrowers in order to calculate LTV ratios is often a significant estimate. The Manager utilizes a third-party valuation appraiser to assist with the Company’s valuation process primarily using comparable transactions to estimate enterprise value of its portfolio companies and supplement such analysis with a multiple-based approach to enterprise value to revenue multiples of publicly-traded comparable companies obtained from S&P Capital IQ as of March 31, 2024, to which the Manager may apply a private company discount based on the Company’s current borrower profile.

During the three-month period ended March 31, 2024, the Company observed that valuation multiples of publicly traded companies in the industry improved as a result of macro-economic factors. Such factors include, but are not limited to, expectations surrounding future interest rate changes by the Federal Reserve and public announcements about proposed regulatory reform relating to a potential rescheduling of cannabis at the federal level. Management contemplates the impacts of these macro-economic factors during the forecast period when determining enterprise value and ultimately, the CECL reserve. Estimates may change in future periods based on available future macro-economic data and might result in a material change in the Company’s future estimates of expected credit losses for its loan portfolio.

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

Activity related to the CECL Reserve for outstanding balances and unfunded commitments on the Company’s loans held at carrying value and loans receivable at carrying value as of and for the three months ended March 31, 2024 and 2023 is presented in the table below.

	Outstanding	Unfunded	Total
Balance at December 31, 2023	$4,972,647	$3,092	$4,975,739
Provision (reversal) for current expected credit losses	383,371	(3,092)	380,279
Balance at March 31, 2024	$5,356,018	$-	$5,356,018

	Outstanding	Unfunded	Total
Balance at December 31, 2022	$3,940,939	$94,415	$4,035,354
Provision (reversal) for current expected credit losses	110,995	(14,876)	96,119
Balance at March 31, 2023	$4,051,934	$79,539	$4,131,473

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

4. INTEREST RECEIVABLE

The following table summarizes the interest receivable by the Company as of March 31, 2024 and December 31, 2023:

	As of March 31, 2024	As of December 31, 2023
Interest receivable	$895,852	$973,140
Unused fees receivable	31,000	31,000
Total interest receivable	$926,852	$1,004,140

The following table presents aging analyses of past due loans by class as of March 31, 2024 and December 31, 2023, respectively:

	As of March 31, 2024
	Current Loans (1)	31-60 Days Past Due	61-90 Days Past Due	90+ Days Past Due (and accruing)	Total Past Due	Total Loans	Non- Accrual(2)
Interest receivable	$926,852	$-	$-	$-	$-	$926,852	$-
Total	$926,852	$-	$-	$-	$-	$926,852	$-

	As of December 31, 2023
	Current Loans (1)	31-60 Days Past Due	61-90 Days Past Due	90+ Days Past Due (and accruing)	Total Past Due	Total Loans	Non- Accrual(2)
Interest receivable	$838,537	$62,189	$66,335	$37,079	$165,603	$1,004,140	$165,603
Total	$838,537	$62,189	$66,335	$37,079	$165,603	$1,004,140	$165,603

(1)
Loans 1-30 days past due are included in the current loans. Amounts are presented on a gross and net basis, including the effects of any interest reserves for non-accrual loans.
(2)
On May 1, 2023, Loan #9 was placed on non-accrual status with an outstanding principal amount of approximately $16.3 million. As of March 31, 2024, Loan #9 has principal greater than 90 days past due, however there is $0 of accrued interest receivable relating to Loan #9.

5. INTEREST RESERVE

As of March 31, 2024 and December 31, 2023, the Company had two and one loans, respectively, that included a prepaid interest reserve.

The following table presents changes in interest reserves as of March 31, 2024 and December 31, 2023, respectively:

	March 31, 2024	December 31, 2023
Beginning reserves	$1,074,889	$1,868,193
New reserves	2,032,688	2,238,348
Reserves disbursed	(587,706)	(3,031,652)
Ending reserve	$2,519,871	$1,074,889

6. DEBT

The Company's revolving credit facility (the “Revolving Loan”) had an original aggregate borrowing base of up to $10,000,000 and bore interest, payable in cash in arrears, at a per annum rate equal to the greater of (x) Prime Rate plus 1.00% and (y) 4.75%. The Company incurred debt issuance costs of $100,000 related to the origination of the Revolving Loan, which were capitalized and are subsequently being amortized through maturity. The maturity date of the Revolving Loan was the earlier of (i) February 12, 2023 and (ii) the date on which the Revolving Loan is terminated pursuant to terms in the Revolving Loan Agreement.

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

The Revolving Loan provides for certain affirmative covenants, including requiring us to deliver financial information and any notices of default, and conducting business in the normal course. Additionally, the Company must comply with certain financial covenants including: (1) maximum capital expenditures of $150,000, (2) maintaining a debt service coverage ratio greater than 1.35 to 1, and (3) maintaining a leverage ratio less than 1.50 to 1. As of March 31, 2024, the Company is in compliance with all financial covenants with respect to the Revolving Loan.

As of March 31, 2024 and December 31, 2023, unamortized debt issuance costs related to the Revolving Loan, including all amendments and amendments and restatements thereto, as applicable, of $325,415 and $366,592, respectively, are recorded in other receivables and assets, net on the consolidated balance sheets.

As of March 31, 2024, the Company had net borrowings of $81.3 million against the Revolving Loan. As of March 31, 2024, the Company had $18.7 million available under the Revolving Loan. Additionally, as of March 31, 2024, $160.2 million of loans held for investment, at principal, are pledged as collateral in the borrowing base of the Revolving Loan.

The following table reflects a summary of interest expense incurred during the three months ended March 31, 2024 and 2023.

	Three months ended March 31,
	2024	2023
Interest expense	$2,007,050	$1,440,992
Unused fee expense	6,085	10,000
Amortization of debt issuance costs	90,915	167,304
Total interest expense	$2,104,050	$1,618,296

7. RELATED PARTY TRANSACTIONS

Management Agreement

Pursuant to the Management Agreement, the Manager manages the loans and day-to-day operations of the Company, subject at all times to the further terms and conditions set forth in the Management Agreement and such further limitations or parameters as may be imposed from time to time by the Company’s Board.

The initial term of our Management Agreement is for three years and shall continue until May 1, 2024. After the initial term, our Management Agreement shall automatically renew every year for an additional one-year period, unless we or our Manager elect not to renew. Our Management Agreement may be terminated by us or our Manager under certain specified circumstances. On April 30, 2024, the Management Agreement was automatically renewed.

The Manager is entitled to receive base management fees (the “Base Management Fee”) that are calculated and payable quarterly in arrears, in an amount equal to 0.375% of the Company’s Equity, determined as of the last day of each such quarter; reduced by an amount equal to 50% of the pro rata amount of origination fees earned and paid to the Manager during the applicable quarter for loans that were originated on the Company’s behalf by the Manager or affiliates of the Manager (“Outside Fees”). For the three months ended March 31, 2024 and 2023, the Base Management Fee payable was reduced by Outside Fees in the amount of $16,071 and $5,000, respectively.

In addition to the Base Management Fee, the Manager is entitled to receive incentive compensation (the “Incentive Compensation” or “Incentive Fees”) under the Management Agreement. Under the Management Agreement, the Company will pay Incentive Fees to the Manager based upon the Company’s achievement of targeted levels of Core Earnings. “Core Earnings” is defined in the Management Agreement as, for a given period, the net income (loss) for such period, computed in accordance with GAAP, excluding (i) non-cash equity compensation expense, (ii) the Incentive Compensation, (iii) depreciation and amortization, (iv) any unrealized gains or losses or other non-cash items that are included in net income for the applicable reporting period, regardless of whether such items are included in other comprehensive income or loss, or in net income, and (v) one-time events pursuant to changes in GAAP and certain non-cash charges, in each case after discussions between the Manager and the members of the Compensation Committee of the Board, each of whom are Independent Directors, and approved by a majority of the members of the Compensation Committee. Incentive compensation for the three months ended March 31, 2024 and 2023 was $696,504 and $1,111,206 respectively.

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

The following table summarizes the related party fees and expenses incurred by the Company and amounts payable to the Manager for the three months ended March 31, 2024 and 2023.

	For the three months ended March 31,
	2024	2023
Affiliate Payments
Management fees earned	$1,074,308	$1,031,799
Less: Outside Fees earned	(16,071)	(5,000)
Base management fees, net	1,058,237	1,026,799
Incentive fees	696,504	1,111,206
Total management and incentive fees earned	1,754,741	2,138,005
General and administrative expenses reimbursable to Manager	1,237,790	1,176,376
Total	$2,992,531	$3,314,381

General administrative expenses reimbursable to the Manager are included in the related party payable line item of the consolidated balance sheets as of March 31, 2024 and December 31, 2023. Total amounts payable to the Manager as of March 31, 2024 and

December 31, 2023 were approximately $3.6 million and $5.3 million, respectively, which included bonuses accrued of $0.8 million and $1.2 million which are not reimbursed until paid in cash by the Manager.

Co-Investment in Loans

From time to time, the Company may co-invest with other investment vehicles managed by its affiliates, in accordance with the Manager’s co-investment allocation policies. The Company is not obligated to provide, nor has it provided, any financial support to the other managed investment vehicles. As such, the Company’s risk is limited to the carrying value of its investment in any such loan. As of March 31, 2024 and December 31, 2023, 21 and 20 of the Company’s loans were co-invested by affiliates of the Company, respectively.

Certain syndicated co-investments originated by affiliates of the Manager may include other consideration, generally in the form of warrants or other equity interests. Prior to, or concurrent with, the origination of the investment, the Company may elect to assign the right (the “Assigned Right”) to the equity consideration to an affiliate, in exchange for an additional upfront fee in an amount equal to the fair value of the equity consideration on a pro-rata basis. There were no sales of Assigned Rights for the three month periods ended March 31, 2024 and 2023.

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

As described in Note 3, Loan #9 remains on non-accrual status and the Company will continue to cease further recognition of income until such events of default are cured or obligations are repaid. As of March 31, 2024, Loan #9 is held on the consolidated balance sheet as a loan held for investment – related party with a carrying value of approximately $16.5 million.

8. COMMITMENTS AND CONTINGENCIES

Off-Balance Sheet Arrangements

Off-balance sheet commitments may consist of unfunded commitments on delayed draw term loans. The Company does not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured investment vehicles, special purpose entities, or variable interest entities, established to facilitate off-balance sheet arrangements or other contractually narrow or limited purposes. Further, the Company has not guaranteed any obligations of unconsolidated entities or entered into any commitment to provide additional funding to any such entities. As of March 31, 2024 and December 31, 2023, the Company had the following unfunded commitments on existing loans.

	As of March 31, 2024	As of December 31, 2023
Total original loan commitments	$401,257,040	$378,849,998
Less: drawn commitments	$(401,257,040)	$(371,349,998)
Total undrawn commitments	$—	$7,500,000

Refer to “Note 3 - Loans Held for Investment, Net” for further information regarding the CECL Reserve attributed to unfunded commitments. Total original loan commitments includes the impact of principal payments received since origination of the loan and future amounts to be advanced at sole discretion of the lender.

The following table summarizes our material commitments as of March 31, 2024:

	Total	2024	2025	2026	2027	2028	Thereafter
Undrawn commitments	$-	$-	$-	$-	$-	$-	$-
Revolving loan (1)	81,250,000	-	-	81,250,000	-	-	-
Total	$81,250,000	$-	$-	$81,250,000	$-	$-	$-

Other Contingencies

The Company from time to time may be a party to litigation in the normal course of business. As of March 31, 2024, the Company is not aware of any legal claims that could materially impact its business, financial condition, or results of operations.

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

Equity Incentive Plan

The Company has established an equity incentive compensation plan (the “2021 Plan”). The Board authorized the adoption of the 2021 Plan and the Compensation Committee of the Board administers the 2021 Plan. The 2021 Plan authorizes stock options, stock appreciation rights, restricted stock, stock bonuses, stock units, and other forms of awards granted or denominated in the Company’s common stock. The 2021 Plan retains flexibility to offer competitive incentives and to tailor benefits to specific needs and circumstances. Any award may be structured to be paid or settled in cash. The Company has and currently intends to continue to grant restricted stock awards to participants in the 2021 Plan, but it may also grant any other type of award available under the 2021 Plan in the future. Persons eligible to receive awards under the 2021 Plan include the Company’s officers and employees of the Manager and its affiliates or officers and employees of the Company’s subsidiaries, if any, the members of the Board, and certain consultants and other service providers.

As of March 31, 2024 and December 31, 2023, the maximum number of shares of the Company’s common stock that may be delivered pursuant to awards under the 2021 Plan (the “Share Limit”) equals 8.50% of the issued and outstanding shares of the Company’s common stock on a fully-diluted basis following the completion of the IPO. Shares that are subject to or underlie awards that expire or for any reason are cancelled or terminated, are forfeited, fail to vest, or for any other reason are not paid or delivered under the 2021 Plan will not be counted against the Share Limit and will again be available for subsequent awards under the 2021 Plan.

There were 0 and 417 shares forfeited during the three months ended March 31, 2024 and 2023, respectively. As individual awards and options become fully vested, stock-based compensation expense is adjusted to recognize actual forfeitures.

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

Based on the closing market price of our common stock on March 31, 2024 and December 31, 2023, the aggregate intrinsic value of our restricted stock awards was as follows:

	As of March 31, 2024		As of December 31, 2023
	Outstanding	Vested	Outstanding	Vested
Aggregate intrinsic value	$5,677,200	$1,073,937	$5,525,370	$937,068

The following table summarizes the restricted stock activity for the Company’s directors and officers and employees of the Manager during the three months ended March 31, 2024 and 2023.

	Three months ended March 31, 2024	Weighted Average Grant Date Fair Value per Share
Balance at December 31, 2023	366,647	$14.86
Vested	(6,647)	$16.00
Unvested Balance at March 31, 2024	360,000	$14.84

	Three months ended March 31, 2023	Weighted Average Grant Date Fair Value per Share
Balance at December 31, 2022	80,984	$15.71
Vested	(6,952)	$16.00
Forfeited	(417)	$16.00
Unvested Balance at March 31, 2023	73,615	$15.68

Restricted stock compensation expense is based on the Company’s stock price at the date of the grant and is amortized over the vesting period. Forfeitures are recognized as they occur. The share-based compensation expense for the Company was $531,293 and $138,335 for the three months ended March 31, 2024 and 2023, respectively. The unamortized share-based compensation expense for the Company was approximately $4.0 million and $1.1 million as of March 31, 2024 and 2023, respectively, which the Company expects to recognize over the remaining weighted-average term of 1.9 years.

At-the-Market Offering Program (“ATM Program”)

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

During the quarter ended March 31, 2024, the Company sold an aggregate of 896,443 shares of the Company’s common stock under the Sales Agreement at a weighted average price of $15.93 per share, generating net proceeds of approximately $13.9 million.

As of March 31, 2024, the shares of common stock sold pursuant to the registered direct offering in February 2023 and under the ATM Program are the only offerings that have been initiated under the Shelf Registration Statement.

10. EARNINGS PER SHARE

The following information sets forth the computations of basic earnings per common share for the three months ended March 31, 2024 and 2023, respectively:

	For the three months ended March 31,
	2024	2023
Net income attributable to common stockholders	$8,730,003	$10,692,349
Divided by:
Basic weighted average shares of common stock outstanding	18,273,919	17,879,444
Diluted weighted average shares of common stock outstanding	18,640,492	17,960,103
Basic earnings per common share	$0.48	$0.60
Diluted earnings per common share	$0.47	$0.60

There were no anti-dilutive shares excluded from the computations of earnings per common share for the three months ended March 31, 2024 and 2023.

11. INCOME TAX

To qualify as a REIT, we must meet a number of organizational and operational requirements, including a requirement that we distribute annually to our stockholders at least 90% of our REIT taxable income prior to the deduction for dividends paid. To the extent that we distribute less than 100% of our REIT taxable income in any tax year (taking into account any distributions made in a subsequent tax year under Sections 857(b)(9) or 858 of the Code), we will pay tax at regular corporate rates on that undistributed portion. Furthermore, if we distribute less than the sum of 1) 85% of our ordinary income for the calendar year, 2) 95% of our capital gain net income for the calendar year, and 3) any undistributed shortfall from our prior calendar year (the “Required Distribution”) to our stockholders during any calendar year (including any distributions declared by the last day of the calendar year but paid in the subsequent year), then we are required to pay a non-deductible excise tax equal to 4% of any shortfall between the Required Distribution and the amount that was actually distributed. The 90% distribution requirement does not require the distribution of net capital gains. However, if we elect to retain any of our net capital gain for any tax year, we must notify our stockholders and pay tax at regular corporate rates on the retained net capital gain. Our stockholders must include their proportionate share of the retained net capital gain in their taxable income for the tax year, and they are deemed to have paid the REIT’s tax on their proportionate share of the retained capital gain. Furthermore, such retained capital gain may be subject to the nondeductible 4% excise tax. If it is determined that our estimated current year taxable income will be in excess of estimated dividend distributions (including capital gain dividend) for the current year from such income, we will accrue excise tax on estimated excess taxable income as such taxable income is earned. The annual expense is calculated in accordance with applicable tax regulations. Excise tax expense, if any, is included in the line item, income tax expense. For the three months ended March 31, 2024 and 2023, we did not incur excise tax expense.

As of March 31, 2024 and December 31, 2023, the Company does not have any unrecognized tax benefits.

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

Recurring Fair Value Measurements

There were no financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2024. The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2023:

	As of December 31, 2023
	Level 1	Level 2	Level 3	Total
Financial assets:
Debt securities, at fair value	$-	$842,269	$-	$842,269

Financial Assets and Liabilities Not Measured at Fair Value

As of March 31, 2024 and December 31, 2023, the carrying values and fair values of the Company’s financial assets and liabilities recorded at amortized cost are as follows:

		As of March 31,		As of December 31,
		2024		2023
	Level in Fair Value Hierarchy	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Loans held for investment	3	$375,844,314	$373,256,778	$353,640,610	$351,952,876
Cash and cash equivalents	1	6,904,113	6,904,113	7,898,040	7,898,040
Interest receivable	2	926,852	926,852	1,004,140	1,004,140
Other receivables and assets, net	2	5,143,318	5,143,318	705,960	705,960
Related party receivables	2	192,354	192,354	107,225	107,225

Financial liabilities:
Revolving loan	2	$81,250,000	$80,863,975	$66,000,000	$65,633,408
Accounts payable and other liabilities	2	1,342,872	1,342,872	1,135,355	1,135,355
Interest reserve	2	2,519,871	2,519,871	1,074,889	1,074,889
Management and incentive fees payable	2	1,819,428	1,819,428	3,243,775	3,243,775
Related party payables	2	1,754,741	1,754,741	2,051,531	2,051,531
Dividend payable	2	9,007,244	9,007,244	13,866,656	13,866,656

Our loans are held for investment and are substantially secured by real estate, equipment, licenses and other assets of the borrowers to the extent permitted by the applicable laws and the regulations governing such borrowers. The aggregate fair value of the Company’s loan portfolio was $373,256,778 and $351,952,876, with gross unrecognized holding losses of $2,587,536 and $1,687,734 as of March 31, 2024 and December 31, 2023, respectively. The fair values, which are classified as Level 3 in the fair value hierarchy, are estimated using discounted cash flow models based on current market inputs for similar types of arrangements. The primary sensitivity in these models is based on the selection of appropriate discount rates. Fluctuations in these assumptions could result in different estimates of fair value.

13. DIVIDENDS AND DISTRIBUTIONS

The following table summarizes the Company’s dividends declared during the three months ended March 31, 2024 and 2023.

	Record Date	Payment Date	Common Share Distribution Amount	Taxable Ordinary Income	Return of Capital	Section 199A Dividends
Regular cash dividend	3/28/2024	4/15/2024	$0.47	$0.47	$-	$0.47
Total cash dividend			$0.47	$0.47	$-	$0.47

	Record Date	Payment Date	Common Share Distribution Amount	Taxable Ordinary Income	Return of Capital	Section 199A Dividends
Regular cash dividend	3/31/2023	4/14/2023	$0.47	$0.47	$-	$0.47
Total cash dividend			$0.47	$0.47	$-	$0.47

14. SUBSEQUENT EVENTS

Investment Activity

During the period from April 1, 2024 to May 7, 2024, we funded approximately $0.4 million to the borrower of Loan #18 and $0.2 million to the borrower of Loan #21.

In April 2024, we entered into an amendment to Loan #4, which extended the maturity date to May 17, 2024. No other terms of the loan were modified in connection with this amendment.

In April 2024, we entered into an amendment to Loan #6, which extended the maturity date to May 31, 2024. No other terms of the loan were modified in connection with this amendment.

In April 2024, we entered into an amendment to Loan #3, which extended the maturity date to June 14, 2024 for the second tranche of the credit facility which has a principal balance of $2.9 million. The remaining $17.9 million of principal retained its original maturity date of November 29, 2024. No other terms of the loan were modified in connection with this amendment.

In April 2024, we entered into a $6.0 million commitment with a new borrower. As of May 7, 2024, the Company has not funded this commitment.

Revolving Loan

During the period from April 1, 2024 through May 7, 2024, the Company had net paydowns of $0.5 million on the Revolving Loan. As of May 7, 2024, outstanding borrowings and remaining availability on the Revolving Loan were $80.8 million and $19.2 million, respectively.

Restricted Stock Awards

On April 1, 2024, restricted stock awards of 24,054 shares and 163,280 shares were granted to members of the Board and employees of the Manager, respectively. Upon vesting pursuant to the respective award agreements, the restricted stock awards are exchanged for an equal number of shares of the Company’s common stock.

Payment of Dividend

On April 15, 2024, the Company paid its regular quarterly dividend of $0.47 per common share relating to the first quarter of 2024 to stockholders of record as of the close of business on March 28, 2024. The total amount of the cash dividend payment was approximately $9.0 million.

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

Our loans are secured by real estate and, in addition, when lending to owner-operators in the cannabis industry, other collateral, such as equipment, receivables, licenses or other assets of the borrowers to the extent permitted by applicable laws and regulations. In addition, we seek to impose strict loan covenants and seek personal or corporate guarantees for additional protection. As of March 31, 2024 and December 31, 2023, 26.3% and 27.1%, respectively, of the principal of loans held in our portfolio are backed by personal or corporate guarantees. We aim to maintain a portfolio diversified across jurisdictions and across verticals, including cultivators, processors, dispensaries, as well as ancillary businesses. In addition, we may invest in borrowers that have equity securities that are publicly traded on the Canadian Stock Exchange (“CSE”) in Canada and/or over-the-counter in the United States.

As of March 31, 2024, our portfolio is comprised primarily of first mortgages to established multi-state or single-state cannabis operators or property owners. We consider cannabis operators to be established if they are state-licensed and are deemed to be operational and in good standing by the applicable state regulator. We do not own any stock, warrants to purchase stock or other forms of equity in any of our portfolio companies that are involved in the cannabis industry, and we will not take stock, warrants or equity in such issuers until permitted by applicable laws and regulations, including U.S. federal laws and regulations.

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

We generate revenue primarily in the form of interest income on loans. As of March 31, 2024 and December 31, 2023, approximately 76.6% and 80.5%, respectively, of our portfolio was comprised of floating rate loans, and 23.4% and 19.5% of our portfolio was comprised of fixed rate loans, respectively. The floating rate loans described above are variable based upon the Prime Rate plus an applicable margin, and in many cases, a Prime Rate floor.

The below table reflects the changes in the Prime Rate since January 1, 2023:

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

To qualify as a REIT, we must meet a number of organizational and operational requirements, including a requirement that we distribute annually to our stockholders at least 90% of our REIT taxable income prior to the deduction for dividends paid. To the extent that we distribute less than 100% of our REIT taxable income in any tax year (taking into account any distributions made in a subsequent tax year under Sections 857(b)(9) or 858 of the Code), we will pay tax at regular corporate rates on that undistributed portion. Furthermore, if we distribute less than the sum of 1) 85% of our ordinary income for the calendar year, 2) 95% of our capital gain net income for the calendar year, and 3) any undistributed shortfall from our prior calendar year (the “Required Distribution”) to our stockholders during any calendar year (including any distributions declared by the last day of the calendar year but paid in the subsequent year), then we are required to pay a non-deductible excise tax equal to 4% of any shortfall between the Required Distribution and the amount that was actually distributed. The 90% distribution requirement does not require the distribution of net capital gains. However, if we elect to retain any of our net capital gain for any tax year, we must notify our stockholders and pay tax at regular corporate rates on the retained net capital gain. Our stockholders must include their proportionate share of the retained net capital gain in their taxable income for the tax year, and they are deemed to have paid the REIT’s tax on their proportionate share of the retained capital gain. Furthermore, such retained capital gain may be subject to the nondeductible 4% excise tax. If it is determined that our estimated current year taxable income will be in excess of estimated dividend distributions (including capital gain dividend) for the current year from such income, we will accrue excise tax on estimated excess taxable income as such taxable income is earned. The annual expense is calculated in accordance with applicable tax regulations. Excise tax expense, if any, is included in the line item, income tax expense. For the three months ended March 31, 2024, we did not incur excise tax expense.

Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 740 - Income Taxes (“ASC 740”), prescribes a recognition threshold and measurement attribute for the consolidated financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. We have analyzed our various federal and state filing positions and believe that our income tax filing positions and deductions are documented and supported as of March 31, 2024. Based on our evaluation, there is no reserve for any uncertain income tax positions. Accrued interest and penalties, if any, are included within other liabilities in the consolidated balance sheets.

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

Our operating results will depend in large part on differences between the income earned on our assets and our cost of borrowing. The cost of our borrowings generally will be based on prevailing market interest rates. Periods of rising interest rates, may over time cause:

•
the interest expense associated with our borrowings to increase, subject to any applicable ceilings, which could could result in a decline in our net interest spread and net interest margin.
•
the value of our mortgage loans to decline; and
•
coupons on our floating rate loans to reset to higher interest rates.

Conversely, periods of declining interest rates, in general, may over time cause:

•
the interest expense associated with our borrowings to decrease, subject to any applicable floors;
•
the value of our loan portfolio to increase, for such mortgages with applicable floors; and
•
coupons on our floating rate mortgage loans to reset to lower interest rates, subject to any applicable floors.

The severity of any such increase or decrease to our net interest spread and net interest margin would depend on our asset/liability composition at the time as well as the magnitude and duration of the interest rate increase. If any of these events happen, we could experience a decrease in net income or incur a net loss during these periods, which could adversely affect our liquidity and results of operations.

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

These factors could lower our net interest income or cause a net loss during periods of rising interest rates, which would harm our financial condition, cash flows and results of operations. As of March 31, 2024, 76.7% of our floating rate loans, based on principal outstanding have interest rate floors, and one loan is subject to an interest rate cap (Note 3).

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

Developments During the First Quarter of 2024

Updates to Our Loan Portfolio during the First Quarter of 2024

In February 2024, we entered into an amendment to Loan #16, which modified certain financial covenants. No monetary terms of the loan were modified in connection with the amendment.

In February 2024, we entered into an amendment to Loan #6, which extended the maturity date to April 15, 2024. No other terms of the loan were modified in connection with this amendment.

In February 2024, we entered into an amendment to Loan #19, which extended the maturity date from August 29, 2025 to December 31, 2025. Additionally, make-whole interest protections were extended through June 30, 2025 and the PIK rate was increased from 3.0% to 5.0%.

In March 2024, we entered into an amendment to Loan #8 which waived amortization to April 30, 2024 and waives all PIK interest during the first quarter of 2024.

As described in Note 3, Loan #9 remains on non-accrual status and the Company will continue to cease further recognition of income until such events of default are cured or obligations are repaid. As of March 31, 2024, Loan #9 is held on the consolidated balance sheet as a loan held for investment – related party with a carrying value of approximately $16.5 million and a reserve for current expected credit losses of approximately $1.3 million.

Subsequent Updates to Our Loan Portfolio

During the period from April 1, 2024 to May 7, 2024, we funded approximately $0.4 million to the borrower of Loan #18 and $0.2 million to the borrower of Loan #21.

In April 2024, we entered into an amendment to Loan #4, which extended the maturity date to May 17, 2024. No other terms of the loan were modified in connection with this amendment.

In April 2024, we entered into an amendment to Loan #6, which extended the maturity date to May 31, 2024. No other terms of the loan were modified in connection with this amendment.

In April 2024, we entered into an amendment to Loan #3, which extended the maturity date to June 14, 2024 for the second tranche of the credit facility which has a principal balance of $2.9 million. The remaining $17.9 million of principal retained its original maturity date of November 29, 2024. No other terms of the loan were modified in connection with this amendment.

In April 2024, we entered into a $6.0 million commitment with a new borrower. As of May 7, 2024, the Company has not funded this commitment.

Dividends Declared Per Share

During the three months ended March 31, 2024, we declared an ordinary cash dividend of $0.47 per share of our common stock, relating to the third quarter of 2023, which was paid on April 15, 2024 to stockholders of record as of the close of business on March 28, 2024. The total amount of the cash dividend payment was approximately $9.0 million.

The payment of this dividend is not indicative of our ability to pay such dividends in the future.

Results of Operations

Comparison of the three months ended March 31, 2024 and 2023

	For the three months ended March 31,		Variance
	2024	2023	Amount	%
Revenues
Interest income	$15,343,667	$16,527,304	$(1,183,637)	-7%
Interest expense	(2,104,050)	(1,618,296)	(485,754)	30%
Net interest income	13,239,617	14,909,008	(1,669,391)	-11%

Expenses
Management and incentive fees, net	1,754,741	2,138,005	(383,264)	-18%
General and administrative expense	1,390,267	1,274,825	115,442	9%
Professional fees	449,858	569,375	(119,517)	-21%
Stock based compensation	531,293	138,335	392,958	284%
Provision for current expected credit losses	380,279	96,119	284,160	296%
Total expenses	4,506,438	4,216,659	289,779	7%
Change in unrealized gain on debt securities, at fair value	(75,604)	-	(75,604)	100%
Realized gain on debt securities, at fair value	72,428	-	72,428	100%
Net Income before income taxes	8,730,003	10,692,349	(1,962,346)	-18%
Income tax expense	-	-	-	-
Net Income	$8,730,003	$10,692,349	$(1,962,346)	-18%

•
Interest income decreased by approximately $1.2 million, or 7%, during the quarter ended March 31, 2024, compared to the quarter ended March 31, 2023. The decrease was driven primarily fewer unscheduled principal repayments during the first quarter of 2024 and 2023. Unscheduled repayments generated approximately $0.1 million and $1.0 million of gross interest income during the three months ended March 31, 2024 and 2023. Additionally, the outstanding principal of the Company's loans which bear a floating rate decreased from 88% at March 31, 2023, to 77% at March 31, 2024, contributing to the sequential decline.
•
Net interest income decreased approximately $1.7 million, or 11%, over the comparative period. The decrease was attributable to the decrease in interest income described above, and by a corresponding increase in interest expense driven by the timing of borrowings and increase in the outstanding balance on the Revolving Loan, which bears interest at the Prime Rate plus an Applicable Margin. The outstanding balance on the Revolving Loan was approximately $81.3 million and $37.5 million, as of March 31, 2024 and 2023, respectively.
•
We incurred base management and incentive fees payable to our Manager of approximately $1.8 million for the three months ended March 31, 2024, as compared to approximately $2.1 million for the three months ended March 31, 2023. Management fees were approximately $1.1 million for the three months ended March 31, 2024, as compared to approximately $1.0 million for the three months ended March 31, 2023. The slight increase in management fees was primarily attributable to greater origination fee offsets in the three months ended March 31, 2024 of approximately $16 thousand, compared to approximately $5 thousand for the three months ended March 31, 2023, as well as an increase in weighted average equity as defined by the Management Agreement for the comparable period. Incentive fees were approximately $0.7 million for the three months ended March 31, 2024, as compared to approximately $1.1 million for the three months ended March 31, 2023, primarily driven by higher trailing twelve month Core Earnings in the first quarter of 2023.
•
General and administrative expenses and professional fees increased by approximately $115 thousand for the three months ended March 31, 2024, as compared to the three months ended March 31, 2023. The increase was primarily due to an increase in overhead reimbursements for costs incurred by the Manager on behalf of the Company, which were approximately $1.2 million for the three months ended March 31, 2024, compared to approximately $1.0 million for the three months ended March 31, 2023.
•
Stock based compensation expense increased by approximately $0.4 million for the three months ended March 31, 2024, as compared to the three months ended March 31, 2023. The increase over the comparable period is driven by the incremental expense recognized on the 321,500 restricted stock awards granted to employees of our Manager on June 1, 2023, which had not been granted as of March 31, 2023.
•
Our provision for current expected credit losses decreased due to both borrower specific credit factors and regular re-evaluations of overall current macroeconomic conditions affecting our borrowers and the industry.

o
Provision for current expected credit losses was $380 thousand in the three months ended March 31, 2024, as compared to $96 thousand in the three months ended March 31, 2023.
o
Changes in portfolio risk composition resulting from principal paydowns and new fundings also contributed to the increase, with reserves on new 2024 originations representing a larger portion of the reserve than loans originated as of March 31, 2023. As of March 31, 2024 approximately 59.5% of our loans carry a risk rating of "1" or 2".
o
The current expected credit loss reserve represents approximately 140 basis points of our aggregate loan commitments held at carrying value of approximately $5.4 million as of March 31, 2024, The liability is based on the unfunded portion of loan commitments over the full contractual period over which we are exposed to credit risk through a current obligation to extend credit. Management considered the likelihood that funding will occur, and if funded, the expected credit loss on the funded portion. We continuously evaluate the credit quality of each loan by assessing the risk factors of each loan.

Loan Portfolio

As of March 31, 2024 and December 31, 2023, our portfolio included 28 and 27 loans held for investment, of approximately $375.8 million and $353.6 million at carrying value, respectively, prior to the reserve for current expected credit losses. The aggregate originated commitment under these loans was approximately $401.3 million and $378.8 million and outstanding principal was approximately $377.6 million and $355.7 million as of March 31, 2024 and December 31, 2023, respectively. As of March 31, 2024 and December 31, 2023, our loan portfolio had a weighted-average yield-to-maturity internal rate of return (“YTM IRR”) of 19.4%, and was substantially secured by real estate and, with respect to certain of our loans, substantially all assets of the borrowers and certain of their subsidiaries, including equipment, receivables, and licenses. YTM IRR is calculated using various inputs, including (i) cash and paid-in-kind (“PIK”) interest, which is capitalized and added to the outstanding principal balance of the applicable loan, (ii) original issue discount (“OID”), (iii) amortization, (iv) unused fees, and (v) exit fees. Certain of our loans have extension fees, which are not included in our YTM IRR calculations, but may increase YTM IRR if such extension options are exercised by borrowers.

As of March 31, 2024 and December 31, 2023, approximately 76.6% and 80.5%, respectively, of our portfolio was comprised of floating rate loans that pay interest at the Prime Rate plus an applicable margin and were subject to a Prime Rate floor. The Prime Rate was 7.50% on January 1, 2023, increased to 7.75% effective February 2, 2023, increased to 8.00% effective March 23, 2023, increased to 8.25% effective May 4, 2023 and increased again to 8.50% as of December 31, 2023. The below summarizes our portfolio as of March 31, 2024:

Loan (1)	Location(s)	Initial Funding Date (1)	Maturity Date (2)	Total Commitment (3)	Principal Balance	Original Issue Discount	Carrying Value	Percentage of Our Loan Portfolio	Future Fundings	Interest Rate (4)	Periodic Payment (5)	YTM IRR (6)
1	Various	10/27/2022	10/30/2026	$30,000,000	$29,820,000	$(579,713)	$29,240,287	7.8%	-	P+6.5% Cash (11)	I/O	17.4%
2	Michigan	1/13/2022	12/31/2024	35,891,667	39,167,481	(60,915)	39,106,565	10.4%	-	P+6.65% Cash, 4.25% PIK (17)	P&I	18.0%
3(18)	Various	3/25/2021	11/29/2024	20,105,628	20,791,605	(45,680)	20,745,924	5.5%	-	P+10.38% Cash, 2.75% PIK (7)	P&I	23.5%
4	Arizona	4/19/2021	4/16/2024	14,240,129	16,091,216	-	16,091,216	4.3%	-	15% PIK (15)	I/O	30.5%
5	Massachusetts	4/19/2021	4/30/2025	3,500,000	3,036,680	-	3,036,680	0.8%	-	P+12.25% Cash (7)	P&I	22.8%
6	Michigan	8/20/2021	4/15/2024	6,000,000	4,611,348	-	4,611,348	1.2%	-	P+9% Cash (7)	P&I	20.9%
7	Illinois, Arizona	8/24/2021	6/30/2025	26,002,665	20,663,292	(136,918)	20,526,374	5.5%	-	P+6% Cash, 2% PIK (12)	P&I	19.5%
8	West Virginia	9/1/2021	9/1/2024	9,500,000	12,094,954	(26,697)	12,068,257	3.2%	-	P+9.25% Cash, 2% PIK (8)	P&I	25.1%
9(19)	Pennsylvania	9/3/2021	6/30/2024	15,000,000	16,527,188	-	16,527,188	4.4%	-	P+10.75% Cash, 3% PIK (7)	P&I	16.3%
11	Maryland	9/30/2021	9/30/2024	32,000,000	33,478,944	(178,986)	33,299,958	8.9%	-	P+8.75% Cash, 2% PIK (7)	I/O	22.0%
12	Various	11/8/2021	10/31/2024	20,000,000	8,710,222	(36,770)	8,673,452	2.3%	-	P+7% Cash (13)	P&I	19.5%
13	Michigan	11/22/2021	11/1/2024	13,600,000	13,279,539	(41,628)	13,237,911	3.5%	-	P+6% Cash, 1.5% PIK (12)	I/O	19.5%
14	Various	12/27/2021	12/27/2026	5,000,000	5,253,125	-	5,253,125	1.4%	-	P+12.25% Cash, 2.5% PIK (9)	P&I	23.2%
16	Florida	12/30/2021	12/31/2024	13,000,000	4,232,500	(14,320)	4,218,180	1.1%	-	P+9.25% Cash (7)	I/O	35.7%
17	Florida	1/18/2022	1/31/2025	15,000,000	14,550,000	(105,341)	14,444,659	3.8%	-	P+4.75% Cash (11)	P&I	14.8%
18	Ohio	2/3/2022	2/28/2025	22,448,992	20,731,419	(72,670)	20,658,749	5.5%	-	P+1.75% Cash, 5% PIK (12)	P&I	16.4%
19	Florida	3/11/2022	12/31/2025	20,000,000	19,696,007	(41,819)	19,654,188	5.2%	-	11% Cash, 5% PIK	P&I	16.5%
20	Missouri	5/9/2022	5/30/2025	17,000,000	17,781,166	(64,682)	17,716,484	4.7%	-	11% Cash, 2% PIK	P&I	14.7%
21	Illinois	7/1/2022	7/29/2026	9,000,000	4,976,931	(51,377)	4,925,554	1.3%	-	P+8.5% Cash, 3% PIK (9)	P&I	27.0%
23	Arizona	3/27/2023	3/31/2026	2,000,000	1,820,000	(33,182)	1,786,818	0.5%	-	P+7.5% Cash (14)	P&I	18.9%
24	Oregon	3/31/2023	9/27/2026	1,000,000	760,000	-	760,000	0.2%	-	P+10.5% Cash (10)	P&I	21.7%
25	New York	8/1/2023	6/29/2036	26,309,588	24,834,254	-	24,834,254	6.6%	-	15% Cash	P&I	16.6%
26	Connecticut	8/31/2023	2/27/2026	5,450,000	5,450,000	(104,394)	5,345,606	1.4%	-	14% Cash	P&I	19.1%
27	Nebraska	8/15/2023	6/30/2027	13,061,667	13,061,667	-	13,061,667	3.5%	-	P+8.75% Cash	P&I	19.0%
28	Ohio	9/13/2023	3/13/2025	2,466,705	2,466,706	-	2,466,706	0.7%	-	15% Cash	P&I	17.4%
29	Illinois	10/11/2023	10/9/2026	2,000,000	2,010,090	-	2,010,090	0.5%	-	11.4% Cash, 1.5% PIK	P&I	14.8%
30	Missouri, Arizona	12/20/2023	12/31/2026	15,000,000	15,000,000	(136,926)	14,863,074	4.0%	-	P+7.75% Cash (16)	I/O	18.1%
31	California, Arizona	1/3/2024	5/3/2026	6,680,000	6,680,000	-	6,680,000	1.8%	-	P+8.75% Cash	I/O	19.0%
			Subtotal	$401,257,040	$377,576,334	$(1,732,020)	$375,844,314	100%	$—		Wtd Average	19.4%

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
(3)
Total Commitment excludes future amounts to be advanced at sole discretion of the lender and reflects receipt of scheduled amortization payments as of March 31, 2024.
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
(19)
As of May 1, 2023, Loan #9 was placed on non-accrual status and continues to be on non-accrual as of March 31, 2024. Loan #9 is included on the consolidated balance sheet as a loan held for investment – related party (Note 7).

The following tables summarize our loans held for investment as of March 31, 2024 and December 31, 2023:

	As of March 31, 2024
	Outstanding Principal (1)	Original Issue Discount	Carrying Value (1)	Weighted Average Remaining Life (Years) (2)
Senior Term Loans	$377,576,334	$(1,732,020)	$375,844,314	2.0
Current expected credit loss reserve	-	-	(5,356,018)
Total loans held at carrying value, net	$377,576,334	$(1,732,020)	$370,488,296

	As of December 31, 2023
	Outstanding Principal (1)	Original Issue Discount	Carrying Value (1)	Weighted Average Remaining Life (Years) (2)
Senior Term Loans	$355,745,305	$(2,104,695)	$353,640,610	2.1
Current expected credit loss reserve	-	-	(4,972,647)
Total loans held at carrying value, net	$355,745,305	$(2,104,695)	$348,667,963

(1)
The difference between the Carrying Value and the Outstanding Principal amount of the loans consists of unaccreted original issue discount, deferred loan fees and other upfront fees. Outstanding principal balance includes capitalized PIK interest, if applicable.
(2)
Weighted average remaining life is calculated based on the carrying value of the loans as of March 31, 2024 and December 31, 2023, respectively.

The following tables present changes in loans held for investment at carrying value as of and for the three months ended March 31, 2024 and 2023:

	Principal	Original Issue Discount	Current Expected Credit Loss Reserve	Carrying Value (1)
Balance at December 31, 2023	$355,745,305	$(2,104,695)	$(4,972,647)	$348,667,963
New fundings	22,485,888	(105,081)	-	22,380,807
Principal repayment of loans	(3,663,452)	-	-	(3,663,452)
Accretion of original issue discount	-	477,756	-	477,756
PIK Interest	3,008,593	-	-	3,008,593
Current expected credit loss reserve	-	-	(383,371)	(383,371)
Balance at March 31, 2024	$377,576,334	$(1,732,020)	$(5,356,018)	$370,488,296

(1)
The difference between the Carrying Value and the Outstanding Principal amount of the loans consists of unaccreted original issue discount, deferred loan fees and other upfront fees. Outstanding principal balance includes capitalized PIK interest, if applicable.

	Principal	Original Issue Discount	Current Expected Credit Loss Reserve	Carrying Value (1)
Balance at December 31, 2022	$343,029,334	$(3,755,796)	$(3,940,939)	$335,332,599
New fundings	34,060,000	(1,118,340)	-	32,941,660
Principal repayment of loans	(45,754,443)	-	-	(45,754,443)
Accretion of original issue discount	-	908,873	-	908,873
Sale of loan (2)	(13,399,712)	-	-	(13,399,712)
PIK Interest	2,256,228	-	-	2,256,228
Current expected credit loss reserve	-	-	(110,995)	(110,995)
Balance at March 31, 2023	$320,191,407	$(3,965,263)	$(4,051,934)	$312,174,210

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

The following table provides a reconciliation of GAAP net income to Distributable Earnings and Adjusted Distributable Earnings (in thousands, except per share data):

	Three months ended	Three months ended
	March 31, 2024	March 31, 2023
Net Income	$8,730,003	$10,692,349
Adjustments to net income
Stock based compensation	531,293	138,335
Amortization of debt issuance costs	90,915	167,304
Provision for current expected credit losses	380,279	96,119
Change in unrealized gain on debt securities, at fair value	75,604	-
Realized gain on debt securities, at fair value	(72,428)	-
Distributable Earnings	$9,735,666	$11,094,107
Adjustments to Distributable Earnings	-	-
Adjusted Distributable Earnings	$9,735,666	$11,094,107
Basic weighted average shares of common stock outstanding (in shares)	18,273,919	17,879,444
Adjusted Distributable Earnings per Weighted Average Share	$0.53	$0.62
Diluted weighted average shares of common stock outstanding (in shares)	$18,640,492	17,960,103
Adjusted Distributable Earnings per Weighted Average Share	$0.52	$0.62

Book Value Per Share

The book value per share of our common stock as of March 31, 2024 and December 31, 2023 was approximately $14.97 and $14.94, respectively.

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

As of March 31, 2024 and December 31, 2023, all of our cash was unrestricted and totaled approximately $6.9 million and $7.9 million, respectively. We believe that our cash on hand, capacity available under our Revolving Loan, and cash flows from operations for the next twelve months will be sufficient to satisfy the operating requirements of our business through at least the next twelve months. The sources of financing for our target investments are described below.

Credit Facility

As of March 31, 2024 and December 31, 2023, unamortized debt issuance costs related to the Revolving Loan, including all amendments and amendments and restatements thereto, as applicable, of $325,415 and $366,592, respectively, are recorded in other receivables and assets, net on the consolidated balance sheets.

As of and for the three months ended March 31, 2024, the Company had net borrowings of $15.3 million against the Revolving Loan. As of March 31, 2024, the Company had $18.7 million available and $81.3 million outstanding under the Revolving Loan (Note 6).

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

During the quarter ended March 31, 2024, the Company sold an aggregate of 896,443 shares of the Company’s common stock under the Sales Agreement at a weighted average price of $15.93 per share, generating net proceeds of approximately $13.9 million.

Cash Flows

The following table sets forth changes in cash and cash equivalents for the three months ended March 31, 2024 and 2023, respectively:

	For the three months ended March 31,
	2024	2023
Net income	$8,730,003	$10,692,349
Adjustments to reconcile net income to net cash used in operating activities and changes in operating assets and liabilities	(1,812,131)	(8,990,282)
Net cash provided by operating activities	6,917,872	1,702,067
Net cash (used in)/provided by investing activities	(18,717,355)	25,316,886
Net cash provided by/(used in) financing activities	10,805,556	(28,093,875)

Change in cash and cash equivalents	(993,927)	(1,074,922)

Net Cash Provided by Operating Activities

For the three months ended March 31, 2024 and 2023, we reported “Net cash provided by operating activities” of approximately $6.9 million and $1.7 million, respectively. Net cash provided by operating activities increased approximately $5.2 million, primarily attributable to a change in the interest reserve for applied interest payments of approximately $3.1 million, the sale of $0.8 million of debt securities, at fair value, an increase in interest receivable of approximately $3.0 million, a increase in provision for current expected credit losses of approximately $0.3 million, and a increase in accounts payable and accrued expenses of approximately $0.3 million. These changes were offset by a decrease in net income over the comparable period of approximately $2.0 million, an increase in PIK interest of approximately $0.8 million, an increase in related party net payable of approximately $0.1 million, an increase in management and incentive fees payable of approximately $0.3 million, an increase in stock based compensation of approximately $0.4 million, and $0.1 million in unrealized gain relating to the purchase of debt securities, at fair value, over the comparable period.

Net Cash (Used in)/Provided by Investing Activities

For the three months ended March 31, 2024 and 2023, we reported “Net cash (used in)/provided by investing activities” of approximately ($18.7) million and $25.3 million, respectively.

For the three months ended March 31, 2024, cash outflows primarily related to $22.4 million used for the origination and funding of loans held for investment, partially offset by $3.7 million of cash received from the principal repayment of loans held for investment.

For the three months ended March 31, 2023, cash outflows primarily related to $32.9 million used for the origination and funding of loans held for investment, partially offset by $13.4 million received from the sales of loans and $44.9 million of cash received from the principal repayment of loans held for investment.

Net Cash Provided by/(Used in) Financing Activities

For the three months ended March 31, 2024 and 2023, we reported “Net cash provided by/(used in) financing activities” of approximately $10.8 million and ($28.1) million, respectively.

For the three months ended March 31, 2024, cash inflows of approximately $9.8 million related to proceeds received from sales of our common stock through the registered at-the-market offering and $28.0 million related to draw downs on our Revolving Loan, which were offset by approximately $12.8 million in repayments on our Revolving Loan, $13.9 million in dividends paid, approximately $50 thousand in debt issuance costs paid, and approximately $340 thousand in offering costs associated with the registered at-the-market offering.

For the three months ended March 31, 2023, cash inflows of approximately $6.0 million related to proceeds received from the registered direct offering and $28.5 million related to draw downs on our Revolving Loan, which were offset by approximately $49.0 million in repayments on our Revolving Loan, $13.5 million in dividends paid, approximately $3 thousand in debt issuance costs paid, and approximately $105 thousand in offering costs associated with the registered direct offering.

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

The following table summarizes the Company’s dividends declared during the three months ended March 31, 2024 and 2023, respectively.

	Record Date	Payment Date	Common Share Distribution Amount	Taxable Ordinary Income	Return of Capital	Section 199A Dividends
Regular cash dividend	3/28/2024	4/15/2024	$0.47	$0.47	$-	$0.47
Total cash dividend			$0.47	$0.47	$-	$0.47

	Record Date	Payment Date	Common Share Distribution Amount	Taxable Ordinary Income	Return of Capital	Section 199A Dividends
Regular cash dividend	3/31/2023	4/14/2023	$0.47	$0.47	$-	$0.47
Total cash dividend			$0.47	$0.47	$-	$0.47

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

The risk ratings are primarily based on historical data and current conditions specific to each portfolio company, as well as consideration of future economic conditions and each borrower’s estimated ability to meet debt service requirements. The risk ratings shown in the following table as of March 31, 2024 and December 31, 2023 consider borrower specific credit history and performance and quarterly re-evaluation of overall current macroeconomic conditions affecting the borrowers. As interest rates have increased due to rising rates from the Federal Reserve Board, it has impacted borrowers’ ability to service their debt obligations on a global scale. Changes in risk ratings had an effect on the level of the current expected credit loss reserve though, other than the one loan placed on non-accrual status, the loans continued to perform as expected. For approximately 65.7% of the portfolio, the fair value of the underlying real estate collateral exceeded the amounts outstanding under the loans as of March 31, 2024. The remaining approximately 34.3% of the portfolio, while not fully collateralized by real estate, may be partially collateralized by real estate and was secured by other forms of collateral including equipment, receivables, licenses and/or other assets of the borrowers to the extent permitted by applicable laws and regulations governing such borrowers.

As of March 31, 2024 and December 31, 2023, the carrying value, excluding the CECL Reserve, of the Company’s loans within each risk rating by year of origination is as follows:

Risk	As of March 31, 2024(1)(2)					As of December 31, 2023(1)(2)
Rating	2024	2023	2022	2021	Total	2023	2022	2021	2020	Total
1	$-	$760,000	$37,370,672	$-	$38,130,672	$820,000	$37,644,911	$-	$-	$38,464,911
2	973,078	61,901,509	76,437,863	46,368,517	185,680,968	51,320,161	107,007,422	46,792,941	-	205,120,524
3	6,680,000	2,466,705	39,106,565	59,092,743	107,346,013	2,466,705	5,296,308	58,829,717	-	66,592,730
4	-	-	-	44,686,661	44,686,661	-	—	43,462,445	-	43,462,445
5	-	-	-	-	-	-	-	-	-	-
Total	$7,653,078	$65,128,214	$152,915,100	$150,147,921	$375,844,314	$54,606,866	$149,948,641	$149,085,103	$-	$353,640,610

(1)
Amounts are presented by loan origination year with subsequent advances shown in the original year of origination.
(2)
Loan #9 placed on non-accrual status is included in risk rating category “4” as of March 31, 2024 and December 31, 2023.

Accounting Policies and Estimates

As of March 31, 2024, there were no significant changes in the application of our accounting policies or estimates from those presented in our annual report on Form 10-K. Refer to Note 2 to our consolidated financial statements for the three months ended March 31, 2024, titled “Significant Accounting Policies” for information on recent accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks in the ordinary course of our business. These risks primarily relate to fluctuations in interest rates. Our loans are typically valued using a yield analysis, which is typically performed for performing loans to borrowers. Changes in market yields may change the fair value of certain of our loans. Generally, an increase in market yields may result in a decrease in the fair value of certain of our loans, however this is mitigated to the extent our loans bear interest at a floating rate. As of March 31, 2024, we had 21 floating-rate loans, representing approximately 76.6% of our loan portfolio based on aggregate outstanding principal balances, subject to a Prime Rate floor. We estimate that a hypothetical 100 basis points increase in the Prime Rate would result in an increase in annual cash interest income, excluding the effects of PIK interest, of approximately $2.9 million and a 100 basis points decrease in the Prime Rate would result in a decrease in annual interest income of approximately $2.9 million. Our loans generally have a Prime Rate floor established at the prevailing Prime Rate at the time of origination. Refer to Note 3 for Prime Rate floor by loan.

In addition, our Revolving Loan is exposed to similar market risks. Changes in market rates may change the fair value of our Revolving Loan as our loan bears interest at the greater of (1) the Prime Rate plus the applicable margin and (2) 3.25%. As of March 31, 2024, we had an outstanding balance of $81.3 million under the Revolving Loan. Based on our outstanding balance as of March 31, 2024, we estimate that a hypothetical 100 basis points increase in the Prime Rate would result in an increase in annual cash interest expense, excluding unused fees, of approximately $0.8 million and a 100 basis points decrease in the Prime Rate would result in a decrease in annual interest expense of approximately $0.8 million. As of December 31, 2023, we had an outstanding balance of $66.0 million under the Revolving Loan. Based on our outstanding balance as of December 31, 2023, we estimate that a hypothetical 100 basis points increase in the Prime Rate would result in an increase in annual cash interest expense, excluding unused fees, of approximately $0.7 million and a 100 basis points decrease in the Prime Rate would result in a decrease in annual interest expense of approximately $0.7 million.

Changes in Market Interest Rates and Effect on Net Interest Income

Interest rates are highly sensitive to many factors, including fiscal and monetary policies and domestic and international economic and political considerations, as well as other factors beyond our control. We will be subject to interest rate risk in connection with our assets and our related financing obligations.

Our operating results will depend in large part on differences between the income earned on our assets and our cost of borrowing. The cost of our borrowings generally will be based on prevailing market interest rates. Periods of rising interest rates, may over time cause:

•
the interest expense associated with our borrowings to increase, subject to any applicable ceilings, which could could result in a decline in our net interest spread and net interest margin.
•
the value of our mortgage loans to decline; and
•
coupons on our floating rate loans to reset to higher interest rates.

Conversely, periods of declining interest rates, in general, may over time cause:

•
the interest expense associated with our borrowings to decrease, subject to any applicable floors;
•
the value of our loan portfolio to increase, for such mortgages with applicable floors; and
•
coupons on our floating rate mortgage loans to reset to lower interest rates, subject to any applicable floors.

The severity of any such increase or decrease to our net interest spread and net interest margin would depend on our asset/liability composition at the time as well as the magnitude and duration of the interest rate increase. If any of these events happen, we could experience a decrease in net income or incur a net loss during these periods, which could adversely affect our liquidity and results of operations.

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

While we believe the principal amounts of our loans are generally adequately protected by underlying collateral value, there is a risk that we will not realize the entire principal value of certain loans, particularly those not fully collateralized by real estate. In order to mitigate that risk, our loans are generally collateralized by other assets, such as equipment, receivables, licenses or other assets of the borrowers to the extent permitted by applicable laws and regulations. In addition, we seek to impose strict loan covenants and seek personal or corporate guarantees for additional protection. As of March 31, 2024, 66% of our portfolio is fully secured by real estate. Our portfolio on average had real estate collateral coverage of 1.3x as of March 31, 2024, and all of our loans are secured by equity pledges of the borrower and all asset liens. As of March 31, 2023, 86% of our portfolio was fully secured by real estate and 14% had limited or no real estate collateral. Our portfolio on average had real estate collateral coverage of 1.6x as of March 31, 2023 and all of our loans were secured by equity pledges of the borrower and all asset liens.

Credit Risk

We are subject to varying degrees of credit risk in connection with our loans and interest receivable. Our Manager seeks to mitigate this risk by seeking to originate loans, and may in the future acquire loans, of higher quality at appropriate prices given anticipated and unanticipated losses, by employing a comprehensive review and selection process and by proactively monitoring originated and acquired loans. Nevertheless, unanticipated credit losses could occur that could adversely impact our operating results. For additional information regarding the credit risk associated with our loans and interest receivables, see “Risk Factors- Loans to relatively new and/or small companies and companies operating in the cannabis industry generally involve significant risks” in our Annual Report on Form 10-K for the year ended December 31, 2023.

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

Our loan portfolio as of March 31, 2024 and December 31, 2023, was concentrated with the top three borrowers representing approximately 27.1% and 28.7% of principal outstanding and approximately 24.4% and 26.4% of the total commitments, respectively. As of and for the three months ended March 31, 2024 and 2023, the top three borrowers represented approximately 29.7% and 25.9% of the total interest income, respectively. The largest loan represented approximately 10.4% and 10.9% of principal outstanding and approximately 8.9% and 9.7% of the total commitments as of March 31, 2024 and December 31, 2023, respectively.

As of March 31, 2024 and December 31, 2023, our borrowers have operations in the jurisdiction noted within the table below based on real estate collateral location or principal place of business:

As of March 31, 2024			As of December 31, 2023
Jurisdiction	Outstanding Principal (1)	Our Loan Portfolio	Jurisdiction	Outstanding Principal (1)	Our Loan Portfolio
Michigan	$57,058,369	15%	Michigan	$56,466,635	16%
Maryland	54,209,643	14%	Maryland	53,907,352	15%
Florida	47,748,013	13%	Florida	48,815,066	14%
Ohio	32,495,778	9%	Ohio	27,902,362	8%
Illinois	26,502,449	7%	Illinois	25,599,133	7%
Missouri	32,781,166	9%	Missouri	25,191,575	7%
Arizona	25,262,329	7%	Arizona	24,466,609	7%
New York	24,834,254	7%	New York	22,611,938	6%
Pennsylvania	21,782,997	6%	Pennsylvania	21,674,160	6%
Nebraska	13,061,667	3%	Nebraska	13,061,667	4%
Massachusetts	11,107,621	3%	Massachusetts	12,308,310	3%
West Virginia	12,094,954	3%	West Virginia	11,706,059	3%
California	6,680,000	2%	California	—	0%
Nevada	5,747,094	2%	Nevada	5,764,439	2%
Connecticut	5,450,000	1%	Connecticut	5,450,000	2%
Oregon	760,000	0%	Oregon	820,000	0%
Total	$377,576,334	100%	Total	$355,745,305	100%

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

In connection with the preparation of this quarterly report on Form 10-Q, our management, including the Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2024. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2024 to ensure that (a) information required to be disclosed in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the forms and rules of the SEC and (b) such information is accumulated and communicated to management, including the Principal Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2024, we launched and adopted a new integrated ERP system, which replaced our existing core financial system. The system enhances efficiencies and simplifies our accounting and reporting processes. In conjunction with the implementation of the ERP system, our internal processes, procedures and controls have been updated accordingly.

Except as discussed in the preceding paragraph, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2024 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

In the normal course of business, we may be subject to various legal proceedings from time to time. We are not party to any material pending legal proceedings required to be disclosed pursuant to Item 103 of Regulation S-K.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023, which could materially affect our business, financial condition and/or results of operations. Except to the extent updated below or to the extent additional factual information disclosed elsewhere in this Quarterly Report on Form 10-Q relates to such risk factors, there have been no material changes to the risk factors described in the “Risk Factors” sections in our Annual Report on Form 10-K for the year ended December 31, 2023. The risks described in our Annual Report on Form 10-K and subsequent Quarterly Reports on Form 10-Q are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or results of operations.

Recent macroeconomic trends, including inflation and rising interest rates, may adversely affect our business, financial condition and results of operations.

During the three months ended March 31, 2024, inflation in the United States has remained at an elevated level and may remain at an elevated level in the near-term. Rising inflation could have an adverse impact on any variable rate debt we may incur in the future, and our general and administrative expenses, as these costs could increase at a rate higher than our interest income and other revenue. The Federal Reserve raised interest rates multiple times since January 2023 to combat inflation and restore price stability and rates may remain stable or continue to rise throughout the remainder of 2024. To the extent our borrowing costs increase faster than the interest income earned from our floating-rate loans, such increases may adversely affect our cash flows.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None of the Company’s officers or directors have adopted, modified or terminated trading plans under either a Rule 10b5-1 or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933) for the three months ended March 31, 2024.

Item 6. Exhibits

Exhibit No.	Description of Exhibits
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document–the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document.*
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHICAGO ATLANTIC REAL ESTATE FINANCE, INC.

Dated: May 7, 2024	By:	/s/ Peter Sack
Peter Sack
Co-Chief Executive Officer and Director
(Principal Executive Officer)

Dated: May 7, 2024	By:	/s/ Phillip Silverman
Phillip Silverman
Chief Financial Officer
(Principal Financial Officer)