Form 10-Q
period 2024-06-30
Chicago Atlantic Real Estate Finance, Inc.
filed 2024-08-07
CIK 1867949

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 2, 2024
Common stock, $0.01 par value	19,624,458

CHICAGO ATLANTIC REAL ESTATE FINANCE, INC.

TABLE OF CONTENTS

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CHICAGO ATLANTIC REAL ESTATE FINANCE, INC.

CONSOLIDATED BALANCE SHEETS

	June 30, 2024	December 31, 2023
	(unaudited)
Assets
Loans held for investment	$365,460,179	$337,238,122
Loans held for investment - related party (Note 7)	16,402,488	16,402,488
Loans held for investment, at carrying value	381,862,667	353,640,610
Current expected credit loss reserve	(5,080,547)	(4,972,647)
Loans held for investment at carrying value, net	376,782,120	348,667,963
Cash and cash equivalents	7,070,883	7,898,040
Other receivables and assets, net	628,814	705,960
Interest receivable	1,169,611	1,004,140
Related party receivables	838,876	107,225
Debt securities, at fair value	-	842,269
Total Assets	$386,490,304	$359,225,597

Liabilities
Revolving loan	$76,750,000	$66,000,000
Dividend payable	9,256,736	13,866,656
Related party payables	1,950,416	2,051,531
Management and incentive fees payable	1,774,880	3,243,775
Accounts payable and other liabilities	1,541,560	1,135,355
Interest reserve	2,491,807	1,074,889
Total Liabilities	93,765,399	87,372,206
Commitments and contingencies (Note 8)

Stockholders' equity
Common stock, par value $0.01 per share, 100,000,000 shares authorized and 19,624,458 and 18,197,192 shares issued and outstanding, respectively	196,245	181,972
Additional paid-in-capital	298,922,624	277,483,092
Accumulated deficit	(6,393,964)	(5,811,673)
Total stockholders' equity	292,724,905	271,853,391

Total liabilities and stockholders' equity	$386,490,304	$359,225,597

The accompanying notes are an integral part of these consolidated financial statements.

CHICAGO ATLANTIC REAL ESTATE FINANCE, INC.

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	For the three months ended	For the three months ended	For the six months ended	For the six months ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Revenues
Interest income	$15,022,431	$14,659,222	$30,366,098	$31,186,526
Interest expense	(1,838,932)	(994,926)	(3,942,982)	(2,613,222)
Net interest income	13,183,499	13,664,296	26,423,116	28,573,304

Expenses
Management and incentive fees, net	1,774,880	1,799,667	3,529,621	3,937,672
General and administrative expense	1,254,535	1,280,401	2,644,802	2,555,226
Professional fees	409,149	537,894	859,007	1,107,269
Stock based compensation	836,333	263,844	1,367,626	402,179
(Reversal) provision for current expected credit losses	(275,471)	1,139,112	104,808	1,235,231
Total expenses	3,999,426	5,020,918	8,505,864	9,237,577
Change in unrealized gain on debt securities, at fair value	-	-	(75,604)	-
Realized gain on debt securities, at fair value	-	-	72,428	-
Net Income before income taxes	9,184,073	8,643,378	17,914,076	19,335,727
Income tax expense	-	-	-	-
Net Income	$9,184,073	$8,643,378	$17,914,076	$19,335,727

Earnings per common share:
Basic earnings per common share	$0.47	$0.48	$0.95	$1.07
Diluted earnings per common share	$0.46	$0.47	$0.93	$1.07

Weighted average number of common shares outstanding:
Basic weighted average shares of common stock outstanding	19,378,445	18,094,288	18,826,182	17,989,684
Diluted weighted average shares of common stock outstanding	19,890,376	18,273,512	19,265,434	18,117,919

The accompanying notes are an integral part of these consolidated financial statements.

CHICAGO ATLANTIC REAL ESTATE FINANCE, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(UNAUDITED)

THREE MONTHS ENDED JUNE 30, 2024

	Common Stock		Additional Paid-In-	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Equity

Balance at April 1, 2024	19,100,282	191,003	291,858,521	(6,088,747)	285,960,777
Issuance of common stock, net of offering costs	410,360	4,104	6,228,908	-	6,233,012
Stock-based compensation	113,816	1,138	835,195	-	836,333
Dividends declared on common shares ($.47 per share)	-	-	-	(9,489,290)	(9,489,290)
Net income	-	-	-	9,184,073	9,184,073
Balance at June 30, 2024	19,624,458	$196,245	$298,922,624	$(6,393,964)	$292,724,905

THREE MONTHS ENDED JUNE 30, 2023

	Common Stock		Additional Paid-In-	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Earnings	Equity

Balance at April 1, 2023	18,088,683	180,887	274,925,072	(2,982,631)	272,123,328
Issuance of common stock, net of offering costs	79,862	799	1,221,553	-	1,222,352
Stock-based compensation	(66,767)	68	259,129	4,647	263,844
Dividends declared on common shares ($.47 per share)	-	-	-	(8,563,028)	(8,563,028)
Net income	-	-	-	8,643,378	8,643,378
Balance at June 30, 2023	18,101,778	$181,754	$276,405,754	$(2,897,634)	$273,689,874

SIX MONTHS ENDED JUNE 30, 2024

	Common Stock		Additional Paid-In-	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Equity

Balance at December 31, 2023	18,197,192	$181,972	$277,483,092	$(5,811,673)	$271,853,391
Issuance of common stock, net of offering costs	1,306,803	13,068	20,073,111	167	20,086,346
Stock-based compensation	120,463	1,205	1,366,421	-	1,367,626
Dividends declared on common shares ($.94 per share)	-	-	-	(18,496,534)	(18,496,534)
Net income	-	-	-	17,914,076	17,914,076
Balance at June 30, 2024	19,624,458	$196,245	$298,922,624	$(6,393,964)	$292,724,905

SIX MONTHS ENDED JUNE 30, 2023

	Common Stock		Additional Paid-In-	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Earnings	Equity

Balance at December 31, 2022	17,685,952	$176,859	$268,995,848	$(5,139,684)	$264,033,023
Issuance of common stock, net of offering costs	79,862	799	1,221,553	-	1,222,352
Issuance of common stock in connection with initial public offering and concurrent private placement, net of offering costs, underwriting discounts and commissions	395,779	3,958	5,790,889	-	5,794,847
Stock-based compensation	(59,815)	138	397,464	4,577	402,179
Dividends declared on common shares ($.94 per share)	-	-	-	(17,098,254)	(17,098,254)
Net income	-	-	-	19,335,727	19,335,727
Balance at June 30, 2023	18,101,778	$181,754	$276,405,754	$(2,897,634)	$273,689,874

The accompanying notes are an integral part of these consolidated financial statements.

CHICAGO ATLANTIC REAL ESTATE FINANCE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the six months ended June 30,
	2024	2023
Operating activities
Net income	$17,914,076	$19,335,727

Adjustments to reconcile net income to net cash provided by operating activities:
Accretion of deferred loan origination fees and other discounts	(847,315)	(1,433,293)
Paid-in-kind interest	(5,802,004)	(4,345,434)
Provision for current expected credit losses	104,808	1,235,231
Change in unrealized gain on debt securities, at fair value	75,604	-
Realized gain on debt securities, at fair value	(72,428)	-
Amortization of debt issuance costs	182,593	259,102
Stock based compensation	1,367,626	402,179

Changes in operating assets and liabilities:
Interest receivable	(165,471)	209,600
Other receivables and assets, net	7,682	(119,819)
Interest reserve	1,416,918	(1,526,242)
Related party payables	(101,115)	204,258
Related party receivables	(731,651)	(237,885)
Purchase of debt securities, at fair value	-	(877,610)
Proceeds from the redemption of debt securities, at fair value	839,094	-
Management and incentive fees payable	(1,468,895)	(1,495,933)
Accounts payable and accrued expenses	409,296	302,891
Net cash provided by operating activities	13,128,818	11,912,772

Cash flows from investing activities
Issuance of and fundings of loans held for investment	(43,211,078)	(34,791,660)
Principal repayment of loans held for investment	21,638,340	51,907,313
Proceeds from sales of loans held for investment	-	13,399,712
Net cash (used in)/provided by investing activities	(21,572,738)	30,515,365

Cash flows from financing activities
Proceeds from sale of common stock	20,753,235	7,222,363
Proceeds from borrowings on revolving loan	44,000,000	34,000,000
Repayment of borrowings on revolving loan	(33,250,000)	(49,000,000)
Dividends paid to common shareholders	(23,106,453)	(22,004,274)
Payment of debt issuance costs	(113,129)	(56,791)
Payment of offering costs	(666,890)	(284,574)
Net cash provided by/(used in) financing activities	7,616,763	(30,123,276)

Net (decrease)/increase in cash and cash equivalents	(827,157)	12,304,861
Cash and cash equivalents, beginning of period	7,898,040	5,715,827
Cash and cash equivalents, end of period	$7,070,883	$18,020,688

Supplemental disclosure of non-cash financing and investing activities
Interest reserve withheld from funding of loans	$2,815,325	$-
OID withheld from funding of loans held for investment	161,080	1,118,340
Dividends declared and not yet paid	9,256,736	8,708,161
Transfer of loan held for investment to loan held for sale	-	13,399,712

Supplemental information:
Interest paid during the period	$3,649,153	$2,442,866

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements and related notes of the Company have been prepared on the accrual basis of accounting and in conformity with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Our consolidated financial statements present the financial position, results of operations, and cash flows of Chicago Atlantic Real Estate Finance, Inc., and its wholly owned consolidated subsidiary, Chicago Atlantic Lincoln, LLC. All intercompany accounts and transactions have been eliminated in consolidation. Accordingly, these financial statements may not contain all disclosures required by generally accepted accounting principles. Reference should be made to Note 2 of the Company’s Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the period ended December 31, 2023. In the opinion of the Company, all normal recurring adjustments have been made that are necessary to the fair statement of the results of operations and financial position as of and for the periods presented. Operating results for the three and six-month periods ended June 30, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024.

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

Recent Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This guidance requires public entities to disclose significant expense categories and amounts for each reportable segment, along with information regarding the composition of "other segment items." Additionally, the guidance requires the disclosure of the title and position of the entity's Chief Operating Decision Maker (“CODM”), an explanation of how the CODM utilizes reported profit or loss measures to assess segment performance, and certain segment-related disclosures on an interim basis, which were previously required only annually. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024, and early adoption is permitted. The adoption of this guidance is not expected to have a significant impact on our consolidated financial statements. The Company does not expect to early adopt this standard and will add the necessary disclosures upon adoption.

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

3. LOANS HELD FOR INVESTMENT, NET

As of June 30, 2024 and December 31, 2023, the Company’s portfolio was comprised of loans to 31 and 27 borrowers, respectively, that the Company has the ability and intent to hold until maturity or payoff. The portfolio of loans held for investment are reported on the consolidated balance sheets at amortized cost. The Company’s aggregate loan commitments and outstanding principal were approximately $409.3 million and $383.3 million respectively, as of June 30, 2024, $378.8 million and $355.7 million, respectively as of December 31, 2023. During the six months ended June 30, 2024, the Company advanced approximately $43.4 million in new loan principal.

As of June 30, 2024 and December 31, 2023, approximately 76.4% and 80.5%, respectively, of the Company’s portfolio was comprised of floating rate loans that pay interest at the Prime Rate plus an applicable margin, and were subject to Prime Rate ceilings and floors as disclosed in the tables below. The carrying value of these loans was approximately $291.4 million and $284.5 million as of June 30, 2024 and December 31, 2023, respectively.

The remaining 23.6% and 19.5% of the portfolio was comprised of fixed rate loans that had a carrying value of approximately $90.4 million and $69.1 million as of June 30, 2024 and December 31, 2023, respectively.

The following tables summarize the Company’s loans held for investment as of June 30, 2024 and December 31, 2023:

	As of June 30, 2024
	Outstanding Principal (1)	Original Issue Discount	Carrying Value (1)	Weighted Average Remaining Life (Years) (2)
Senior Term Loans	$383,281,127	$(1,418,460)	$381,862,667	1.8
Current expected credit loss reserve	-	-	(5,080,547)
Total loans held at carrying value, net	$383,281,127	$(1,418,460)	$376,782,120

	As of December 31, 2023
	Outstanding Principal (1)	Original Issue Discount	Carrying Value (1)	Weighted Average Remaining Life (Years) (2)
Senior Term Loans	$355,745,305	$(2,104,695)	$353,640,610	2.1
Current expected credit loss reserve	-	-	(4,972,647)
Total loans held at carrying value, net	$355,745,305	$(2,104,695)	$348,667,963

(1)
The difference between the Carrying Value and the Outstanding Principal amount of the loans consists of unaccreted original issue discount, deferred loan fees and other upfront fees. Outstanding principal balance includes capitalized PIK interest, if applicable.
(2)
Weighted average remaining life is calculated based on the carrying value of the loans as of June 30, 2024 and December 31, 2023, respectively.

The following tables present changes in loans held at carrying value as of and for the six months ended June 30, 2024 and 2023.

	Principal	Original Issue Discount	Current Expected Credit Loss Reserve	Carrying Value (1)
Balance at December 31, 2023	$355,745,305	$(2,104,695)	$(4,972,647)	$348,667,963
New fundings	43,372,158	(161,080)	-	43,211,078
Principal repayment of loans	(21,638,340)	-	-	(21,638,340)
Accretion of original issue discount	-	847,315	-	847,315
PIK Interest	5,802,004	-	-	5,802,004
Provision for current expected credit losses	-	-	(107,900)	(107,900)
Balance at June 30, 2024	$383,281,127	$(1,418,460)	$(5,080,547)	$376,782,120

(1)
The difference between the Carrying Value and the Outstanding Principal amount of the loans consists of unaccreted original issue discount, deferred loan fees and other upfront fees. Outstanding principal balance includes capitalized paid-in-kind (“PIK”) interest, if applicable.

	Principal	Original Issue Discount	Current Expected Credit Loss Reserve	Carrying Value (1)
Balance at December 31, 2022	$343,029,334	$(3,755,796)	$(3,940,939)	$335,332,599
New fundings	35,910,000	(1,118,340)	-	34,791,660
Principal repayment of loans	(51,907,313)	-	-	(51,907,313)
Accretion of original issue discount	-	1,433,293	-	1,433,293
Sale of loan (2)	(13,399,712)	-	-	(13,399,712)
PIK Interest	4,345,434	-	-	4,345,434
Provision for current expected credit losses	-	-	(1,180,638)	(1,180,638)
Balance at June 30, 2023	$317,977,743	$(3,440,843)	$(5,121,577)	$309,415,323

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

A more detailed listing of the Company’s loans held at carrying value based on information available as of June 30, 2024, is as follows:

Loan (1)	Location(s)	Initial Funding Date (1)	Maturity Date (2)	Principal Balance	Original Issue Discount	Carrying Value	Percentage of Our Loan Portfolio	Future Fundings	Interest Rate (3)	Periodic Payment (4)	YTM IRR (5)
1	Various	10/27/2022	10/30/2026	$25,444,286	$(523,770)	$24,920,515	6.5%	-	P+6.5% Cash (10)	I/O	17.4%
2	Michigan	1/13/2022	12/31/2024	39,589,766	(40,758)	39,549,008	10.4%	-	P+6.65% Cash, 4.25% PIK (16)	P&I	18.0%
3(17)	Various	3/25/2021	11/29/2024	20,926,485	(17,301)	20,909,184	5.5%	-	P+10.38% Cash, 2.75% PIK (6)	P&I	23.3%
4	Arizona	4/19/2021	6/17/2026	6,626,809	-	6,626,809	1.7%	-	11.91% Cash (14)	I/O	26.2%
5	Massachusetts	4/19/2021	4/30/2025	2,879,180	-	2,879,180	0.8%	-	P+12.25% Cash (6)	P&I	22.8%
6	Michigan	8/20/2021	1/30/2026	4,818,354	-	4,818,354	1.3%	-	P+6.5% Cash, 15% PIK (15)	P&I	21.1%
7	Illinois, Arizona	8/24/2021	6/30/2025	20,142,175	(109,595)	20,032,581	5.2%	-	P+6% Cash, 2% PIK (11)	P&I	19.5%
8	West Virginia	9/1/2021	9/1/2024	12,406,340	(10,922)	12,395,419	3.2%	-	P+9.25% Cash, 10% PIK (7)	P&I	25.0%
9(18)	Pennsylvania	9/3/2021	6/30/2024	16,402,488	-	16,402,488	4.3%	-	P+10.75% Cash, 3% PIK (6)	P&I	16.3%
11	Maryland	9/30/2021	9/30/2024	33,648,484	(89,982)	33,558,501	8.8%	-	P+8.75% Cash, 2% PIK (6)	I/O	22.0%
12	Various	11/8/2021	4/30/2025	8,840,876	(23,585)	8,817,291	2.3%	-	P+7% Cash (12)	P&I	19.6%
13	Michigan	11/22/2021	11/1/2024	13,166,557	(24,009)	13,142,548	3.4%	-	P+6% Cash, 1.5% PIK (11)	I/O	20.0%
14(19)	Various	12/27/2021	12/27/2026	5,253,125	-	5,253,125	1.4%	-	P+12.25% Cash (8)	P&I	23.2%
16	Florida	12/30/2021	12/31/2024	3,895,000	(9,581)	3,885,419	1.0%	-	P+9.25% Cash (6)	I/O	25.8%
17	Florida	1/18/2022	1/31/2025	14,100,000	(74,014)	14,025,986	3.7%	-	P+4.75% Cash (10)	P&I	14.8%
18(20)	Ohio	2/3/2022	2/28/2025	22,679,440	(62,337)	22,617,103	5.9%	-	P+1.75% Cash, 5% PIK (11)	P&I	16.8%
19	Florida	3/11/2022	12/31/2025	19,356,036	(35,873)	19,320,163	5.1%	-	11% Cash, 5% PIK	P&I	16.5%
20	Missouri	5/9/2022	5/30/2025	17,530,947	(50,833)	17,480,114	4.6%	-	11% Cash, 2% PIK	P&I	14.7%
21	Illinois	7/1/2022	7/29/2026	6,180,437	(45,876)	6,134,561	1.6%	-	P+7% Cash, 2% PIK (8)	P&I	23.4%
23	Arizona	3/27/2023	3/31/2026	1,740,000	(29,045)	1,710,955	0.4%	-	P+7.5% Cash (13)	P&I	18.9%
24	Oregon	3/31/2023	9/27/2026	700,000	-	700,000	0.2%	-	P+10.5% Cash (9)	P&I	21.7%
25	New York	8/1/2023	6/29/2036	24,978,128	-	24,978,128	6.5%	-	15% Cash	P&I	16.6%
26	Connecticut	8/31/2023	4/30/2026	6,450,000	(90,783)	6,359,217	1.7%	-	14% Cash	P&I	17.8%
27	Nebraska	8/15/2023	6/30/2027	13,023,788	-	13,023,788	3.4%	-	P+5% Cash (21)	P&I	15.3%
28	Ohio	9/13/2023	3/13/2025	2,466,705	-	2,466,705	0.6%	-	15% Cash	P&I	17.4%
29	Illinois	10/11/2023	10/9/2026	2,017,721	-	2,017,721	0.5%	-	11.4% Cash, 1.5% PIK	P&I	14.8%
30	Missouri, Arizona	12/20/2023	12/31/2026	20,150,000	(174,419)	19,975,581	5.2%	-	P+7.75% Cash (15)	I/O	18.1%
31	California, Arizona	1/3/2024	5/3/2026	6,680,000	-	6,680,000	1.7%	-	P+8.75% Cash	I/O	19.0%
32	Nevada	4/15/2024	8/15/2027	-	-	-	0.0%	6,000,000	P+6.5% Cash (22)	I/O	17.7%
33	Minnesota	5/20/2024	5/28/2027	1,188,000	(5,777)	1,182,223	0.3%	-	12% Cash	P&I	12.9%
34	Arizona	6/17/2024	5/29/2026	10,000,000	-	10,000,000	2.6%	-	11.91% Cash	I/O	12.8%
			Total	$383,281,127	$(1,418,460)	$381,862,667	100%	$6,000,000		Wtd Average	18.7%

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
(3)
"P" = prime rate and depicts floating rate loans that pay interest at the prime rate plus a specific percentage; "PIK" = paid-in-kind interest.
(4)
P&I = principal and interest. I/O = interest only. P&I loans may include interest only periods for a portion of the loan term.
(5)
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
(6)
This Loan is subject to a prime rate floor of 3.25%
(7)
This Loan is subject to a prime rate floor of 4.00%
(8)
This Loan is subject to a prime rate floor of 4.75%
(9)
This Loan is subject to a prime rate floor of 5.50%
(10)
This Loan is subject to a prime rate floor of 6.25%
(11)
This Loan is subject to a prime rate floor of 7.00%

(12)
This Loan is subject to a prime rate floor of 7.50%
(13)
This Loan is subject to a prime rate floor of 8.00%
(14)
This Loan is subject to a prime rate floor of 8.25%
(15)
This Loan is subject to a prime rate floor of 8.50%
(16)
This Loan is subject to a prime rate cap of 5.85%
(17)
The aggregate principal balance outstanding of Loan #3 is comprised of two tranches. The first tranche has a principal balance $16.6 million, a base interest rate of 13.625% and 2.75% PIK and an original maturity date of July 31, 2024. In July 2024, we entered into an amendment which extended the maturity date of the July 31, 2024 tranche to January 29, 2027 (Note 14). The second tranche has a principal balance of $4.3 million, which has an interest rate of 15.00% and 2.00% PIK, and a maturity date of November 29, 2024. The statistics presented reflect the weighted average of the terms under all advances for the total aggregate loan commitment.
(18)
As of May 1, 2023, Loan #9 was placed on non-accrual status and remains on non-accrual as of June 30, 2024. Loan #9 is included on the consolidated balance sheet as a loan held for investment – related party (Note 7). This loan has an original maturity date of June 30, 2024 and included in amounts past due in the tables below.
(19)
This loan was repaid in full in July 2024 and carried a zero CECL reserve as of June 30, 2024. The maturity date presented reflects the original contractual date.
(20)
An affiliate under common control holds a controlling equity investment in this portfolio company (Note 7).
(21)
This loan has floating grid pricing based on the Prime Rate plus a spread of 5.00% to 8.75% based on monthly annualized EBITDA performance. As of June 30, 2024, the applied interest rate is Prime Rate + 5.00%.
(22)
This loan earns an unused fee on the unfunded commitment at an annual rate of 1.2%.

The following table presents aging analyses of past due loans by amortized cost, excluding the CECL reserve, as of June 30, 2024 and December 31, 2023. As of June 30, 2024 and December 31, 2023, there was one loan with principal greater than 90 days past due.

	As of June 30, 2024
	Current Loans (1)	31-60 Days Past Due	61-90 Days Past Due	90+ Days Past Due (2)	Total Past Due	Total Loans	Non- Accrual(2)
Senior Term Loans	$365,460,179	$-	$-	$16,402,488	$16,402,488	$381,862,667	$16,402,488
Total	$365,460,179	$-	$-	$16,402,488	$16,402,488	$381,862,667	$16,402,488

(1)
Loans 1-30 days past due are included in the current loans.
(2)
On May 1, 2023, Loan #9 was placed on non-accrual status. On June 20, 2023, the Administrative Agent to Loan #9 issued an acceleration notice requesting immediate payment of all amounts outstanding and therefore is greater than 90 days past due as of June 30, 2024.

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

Non-Accrual Loans

As of June 30, 2024 and December 31, 2023, there was one and two loans placed on non-accrual status, respectively.

Loan #9 was placed on non-accrual status as of May 1, 2023 and has both an outstanding principal balance and carrying value of approximately $16.4 million and $16.4 million as of June 30, 2024 and December 31, 2023, respectively, and carries a reserve for current expected credit losses of approximately $1.7 million as of June 30, 2024. The Company ceased accruing interest on the first date of delinquency, based on expectation of its ability to collect all amounts then due from the borrower. As a result, there was no accrued interest to write-off when the loan was placed on non-accrual.

Loan #6 was placed on non-accrual status as of December 1, 2023 and had an outstanding principal balance and carrying value of approximately $4.3 million as of December 31, 2023. In March 2024, the Company entered into an amendment to Loan #6, which extended the maturity date to April 15, 2024. In connection with this amendment, Loan #6 was restored to accrual status. In the second quarter, we entered into an additional amendment to Loan #6, which extended the maturity date from April 15, 2024 to January 30, 2026.

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

The risk ratings are primarily based on historical data and current conditions specific to each portfolio company, as well as consideration of future economic conditions and each borrower’s estimated ability to meet debt service requirements. The risk ratings shown in the following table as of June 30, 2024 and December 31, 2023 consider borrower specific credit history and performance and reflect a quarterly re-evaluation of overall current macroeconomic conditions affecting the Company’s borrowers. As interest rates have increased due to rising rates from the Federal Reserve Board, it has impacted borrowers’ ability to service their debt obligations on a global scale. The changes in risk ratings had an effect on the level of the current expected credit loss reserve though, other than the one loan placed on non-accrual status, the loans continued to perform as expected. For approximately 66.0% of the portfolio, the fair value of the underlying real estate collateral exceeded the amounts outstanding under the loans as of June 30, 2024. The remaining approximately 34.0% of the portfolio, while not fully collateralized by real estate, may be partially collateralized by real estate and was secured by other forms of collateral including equipment, receivables, licenses and/or other assets of the borrowers to the extent permitted by applicable laws and regulations governing such borrowers. The amounts below exclude the apportionment of real estate collateral permissible under the applicable income and asset tests for REIT eligibility.

As of June 30, 2024 and December 31, 2023, the carrying value, excluding the current expected credit loss reserve (the “CECL Reserve”), of the Company’s loans within each risk rating category by year of origination is as follows:

Risk	As of June 30, 2024(1)(2)					As of December 31, 2023(1)(2)
Rating	2024	2023	2022	2021	Total	2023	2022	2021	2020	Total
1	$-	$700,000	$36,800,277	$5,253,125	$42,753,402	$820,000	$37,644,911	$-	$-	$38,464,911
2	2,166,317	68,065,389	74,931,766	45,866,618	191,030,090	51,320,161	107,007,422	46,792,941	-	205,120,524
3	6,680,000	2,466,705	39,549,008	53,958,745	102,654,458	2,466,705	5,296,308	58,829,717	-	66,592,730
4	10,000,000	-	-	35,424,717	45,424,717	-	—	43,462,445	-	43,462,445
5	-	-	-	-	-	-	-	-	-	-
Total	$18,846,317	$71,232,094	$151,281,051	$140,503,205	$381,862,667	$54,606,866	$149,948,641	$149,085,103	$-	$353,640,610

(1)
Amounts are presented by loan origination year with subsequent advances shown in the original year of origination.
(2)
Loan #9 placed on non-accrual status is included in risk rating category “4” and has a reserve for current expected credit losses of approximately $1.7 million as of June 30, 2024 and $1.5 million as of December 31, 2023.

Real estate collateral coverage is also a significant credit quality indicator, and real estate collateral coverage, excluding the CECL Reserve, was as follows as of June 30, 2024 and December 31, 2023:

As of June 30, 2024(1)
	< 1.0x	1.0x – 1.25x	1.25x – 1.5x	1.50x – 1.75x	1.75x – 2.0x	> 2.0x	Total
Fixed-rate	$2,466,705	$17,480,114	$60,925,100	$-	$-	$8,376,938	$89,248,857
Floating-rate	126,878,796	34,932,468	54,757,217	-	22,617,103	53,428,226	292,613,810
	$129,345,501	$52,412,582	$115,682,317	$-	$22,617,103	$61,805,164	$381,862,667

As of December 31, 2023(1)
	< 1.0x	1.0x – 1.25x	1.25x – 1.5x	1.50x – 1.75x	1.75x – 2.0x	> 2.0x	Total
Fixed-rate	$2,466,706	$-	$49,041,867	$17,613,043	$-	$—	$69,121,616
Floating-rate	104,322,083	35,491,887	38,729,046	15,396,370	5,296,308	85,283,300	284,518,994
	$106,788,789	$35,491,887	$87,770,913	$33,009,413	$5,296,308	$85,283,300	$353,640,610

(1)
Real estate collateral coverage is calculated based upon most recent third-party appraised values. The Company generally obtains a new appraisal of all material real estate collateral at least once annually.

Geography concentration of our loans held for investment is also a significant credit quality indicator. As of June 30, 2024 and December 31, 2023, our borrowers have operations in the jurisdictions in the table below:

As of June 30, 2024			As of December 31, 2023
Jurisdiction	Outstanding Principal (1)	Our Loan Portfolio	Jurisdiction	Outstanding Principal (1)	Our Loan Portfolio
Michigan	$57,574,677	15%	Michigan	$56,466,635	16%
Maryland	54,513,668	14%	Maryland	53,907,352	15%
Florida	45,260,357	12%	Florida	48,815,066	14%
Missouri	37,680,947	10%	Missouri	25,191,575	7%
Ohio	37,091,430	10%	Ohio	27,902,362	8%
Illinois	27,342,246	7%	Illinois	25,599,133	7%
Arizona	25,428,727	7%	Arizona	24,466,609	7%
New York	24,978,128	7%	New York	22,611,938	6%
Pennsylvania	20,887,073	5%	Pennsylvania	21,674,160	6%
Nebraska	13,023,788	3%	Nebraska	13,061,667	4%
West Virginia	12,406,340	3%	West Virginia	11,706,059	3%
Massachusetts	7,171,967	2%	Massachusetts	12,308,310	3%
California	6,680,000	2%	California	—	0%
Nevada	4,903,779	1%	Nevada	5,764,439	2%
Connecticut	6,450,000	2%	Connecticut	5,450,000	2%
Minnesota	1,188,000	0%	Minnesota	—	0%
Oregon	700,000	0%	Oregon	820,000	0%
Total	$383,281,127	100%	Total	$355,745,305	100%

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

In addition, the Company reviews each loan on a quarterly basis and evaluates the borrower’s ability to pay the monthly interest and principal, if required, as well as the loan-to-value (LTV) ratio. When evaluating qualitative factors that may indicate the need for a CECL Reserve, the Company forecasts losses considering a variety of factors. In considering the potential current expected credit loss, the Manager primarily considers significant inputs to the Company’s forecasting methods, which include (i) key loan-specific inputs such as the value of the real estate collateral, liens on equity (including the equity in the entity that holds the state-issued license to cultivate, process, distribute, or retail cannabis), presence of personal or corporate guarantees, among other credit enhancements, LTV ratio, rate type (fixed or floating) and IRR, loan-term, geographic location, and expected timing and amount of future loan fundings, (ii) performance against the underwritten business plan and the Company’s internal loan risk rating, and (iii) a macro-economic forecast. Estimating the enterprise value of our borrowers in order to calculate LTV ratios is often a significant estimate. The Manager utilizes a third-party valuation appraiser to assist with the Company’s valuation process primarily using comparable transactions to estimate enterprise value of its portfolio companies and supplement such analysis with a multiple-based approach to enterprise value to revenue multiples of publicly-traded comparable companies obtained from S&P Capital IQ as of June 30, 2024, to which the Manager may apply a private company discount based on the Company’s current borrower profile. During the six-month period ended June 30, 2024, the Company observed that valuation multiples of publicly traded companies in the industry generally improved as a result of macro-economic factors. Such factors include, but are not limited to, expectations surrounding future interest rate changes by the Federal Reserve and public announcements about proposed regulatory reform relating to a potential rescheduling of cannabis at the federal level. Management contemplates the impacts of these macro-economic factors during the forecast period when determining enterprise value and ultimately, the CECL reserve. Estimates may change in future periods based on available future macro-economic data and might result in a material change in the Company’s future estimates of expected credit losses for its loan portfolio.

During the six month period ended June 30, 2024, we originated loans with a principal balance of approximately $19.3 million which are secured by strong collateral in forms other than real estate. This contributed to the increase in loans that are less than 1.0x secured by real estate collateral as compared to December 31, 2023, as presented in table above. However; due to the strength of the other collateral securing these loans, there was not a material increase in the CECL reserve. Additionally, loans risk rated "3" increased to approximately 26.9% of the portfolio at June 30, 2024 from 18.8% of the portfolio at December 31, 2023, as a result of new originations, while loans risk rated "2" decreased to approximately 50.0% from 58.0% during the same period. Despite these fluctuations, loans risk rated "2" and "3" both generally are expected to result in a full repayment of principal and generally do not carry materially different CECL reserves based on risk ratings alone.

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

Activity related to the CECL Reserve for outstanding balances and unfunded commitments on the Company’s loans held at carrying value and loans receivable at carrying value as of and for the six months ended June 30, 2024 and 2023 is presented in the table below.

	Outstanding	Unfunded	Total
Balance at December 31, 2023	$4,972,647	$3,092	$4,975,739
Provision (reversal) for current expected credit losses	107,900	(3,092)	104,808
Balance at June 30, 2024	$5,080,547	$-	$5,080,547

	Outstanding	Unfunded	Total
Balance at December 31, 2022	$3,940,939	$94,415	$4,035,354
Provision (reversal) for current expected credit losses	1,180,638	54,593	1,235,231
Balance at June 30, 2023	$5,121,577	$149,008	$5,270,585

The Company has made an accounting policy election to exclude accrued interest receivable from the amortized cost basis of the related loans held for investment in determining the CECL Reserve, as any uncollectible accrued interest receivable is written off in a timely manner. To date, the Company has had zero write-offs related to uncollectible interest receivable, but will discontinue accrual of interest on loans if deemed to be uncollectible, with any previously accrued uncollected interest on the loan charged to interest income in the same period. For the two loans on non-accrual as of December 31, 2023, one of which remained on non-accrual as of June 30, 2024, the Company ceased accruing interest on the first date of delinquency, based on expectation of its ability to collect all amounts then due from the borrower. As a result, there was no accrued interest to write-off when the loan was placed on non-accrual status.

4. INTEREST RECEIVABLE

The following table summarizes the interest receivable by the Company as of June 30, 2024 and December 31, 2023:

	As of June 30, 2024	As of December 31, 2023
Interest receivable	$1,163,411	$973,140
Unused fees receivable	6,200	31,000
Total interest receivable	$1,169,611	$1,004,140

The following table presents aging analyses of past due loans by class as of June 30, 2024 and December 31, 2023, respectively:

	As of June 30, 2024
	Current Loans (1)	31-60 Days Past Due	61-90 Days Past Due	90+ Days Past Due (and accruing)	Total Past Due	Total Loans	Non- Accrual(2)
Interest receivable	$1,169,611	$-	$-	$-	$-	$1,169,611	$-
Total	$1,169,611	$-	$-	$-	$-	$1,169,611	$-

	As of December 31, 2023
	Current Loans (1)	31-60 Days Past Due	61-90 Days Past Due	90+ Days Past Due (and accruing)	Total Past Due	Total Loans	Non- Accrual(2)
Interest receivable	$838,537	$62,189	$66,335	$37,079	$165,603	$1,004,140	$165,603
Total	$838,537	$62,189	$66,335	$37,079	$165,603	$1,004,140	$165,603

(1)
Loans 1-30 days past due are included in the current loans. Amounts are presented on a gross and net basis, including the effects of any interest reserves for non-accrual loans.
(2)
On May 1, 2023, Loan #9 was placed on non-accrual status with an outstanding principal amount of approximately $16.3 million. As of June 30, 2024, Loan #9 has principal greater than 90 days past due, however there is $0 of accrued interest receivable relating to Loan #9.

5. INTEREST RESERVE

As of June 30, 2024 and December 31, 2023, the Company had five loans and one loan, respectively, that included a prepaid interest reserve.

The following table presents changes in interest reserves as of June 30, 2024 and December 31, 2023, respectively:

	June 30, 2024	December 31, 2023
Beginning reserves	$1,074,889	$1,868,193
New reserves	2,815,325	2,238,348
Reserves disbursed	(1,398,407)	(3,031,652)
Ending reserve	$2,491,807	$1,074,889

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

On June 26, 2024, CAL entered into the First Amendment to the Fifth Amendment and Restatement. The amendment increased the current loan commitment from $100.0 million to $105.0 million. No other material terms were modified as a result of the execution of this amendment.

The Revolving Loan provides for certain affirmative covenants, including requiring us to deliver financial information and any notices of default, and conducting business in the normal course. Additionally, the Company must comply with certain financial covenants including: (1) maximum capital expenditures of $150,000, (2) maintaining a debt service coverage ratio greater than 1.35 to 1, and (3) maintaining a leverage ratio less than 1.50 to 1. As of June 30, 2024, the Company is in compliance with all financial covenants with respect to the Revolving Loan.

As of June 30, 2024 and December 31, 2023, unamortized debt issuance costs related to the Revolving Loan, including all amendments and amendments and restatements thereto, as applicable, of $301,037 and $366,592, respectively, are recorded in other receivables and assets, net on the consolidated balance sheets.

During the six month period ended June 30, 2024, the Company had net borrowings of $10.8 million against the Revolving Loan. As of June 30, 2024, the Company had $28.3 million available under the Revolving Loan. Additionally, as of June 30, 2024, $138.9 million of loans held for investment, at principal, are pledged as collateral in the borrowing base of the Revolving Loan.

The following table reflects a summary of interest expense incurred during the six months ended June 30, 2024 and 2023.

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Interest expense	$1,733,412	$871,428	$3,740,462	$2,312,420
Unused fee expense	13,841	31,701	19,927	41,701
Amortization of debt issuance costs	91,679	91,797	182,593	259,101
Total interest expense	$1,838,932	$994,926	$3,942,982	$2,613,222

The following table summarizes our debt maturities as of June 30, 2024:

	Total	2024	2025	2026	2027(1)	2028	Thereafter
Revolving loan	76,750,000	-	-	76,750,000	-	-	-
Total	$76,750,000	$-	$-	$76,750,000	$-	$-	$-

7. RELATED PARTY TRANSACTIONS

Management Agreement

Pursuant to the Management Agreement, the Manager manages the loans and day-to-day operations of the Company, subject at all times to the further terms and conditions set forth in the Management Agreement and such further limitations or parameters as may be imposed from time to time by the Company’s Board.

The initial term of our Management Agreement is for three years and continued until May 1, 2024. After the initial term, our Management Agreement shall automatically renew every year for an additional one-year period, unless we or our Manager elect not to renew. Our Management Agreement may be terminated by us or our Manager under certain specified circumstances. On April 30, 2024, the Management Agreement was automatically renewed through April 30, 2025.

The Manager is entitled to receive base management fees (the “Base Management Fee”) that are calculated and payable quarterly in arrears, in an amount equal to 0.375% of the Company’s Equity, determined as of the last day of each such quarter; reduced by an amount equal to 50% of the pro rata amount of origination fees earned and paid to the Manager during the applicable quarter for loans that were originated on the Company’s behalf by the Manager or affiliates of the Manager (“Outside Fees”). For the three and six months ended June 30, 2024, the Base Management Fee payable was reduced by Outside Fees in the amount of $15,500 and $31,571, respectively. For the three and six months ended June 30, 2023, the Base Management Fee payable was reduced by Outside Fees in the amount of $125,000 and $130,000, respectively.

In addition to the Base Management Fee, the Manager is entitled to receive incentive compensation (the “Incentive Compensation” or “Incentive Fees”) under the Management Agreement. Under the Management Agreement, the Company will pay Incentive Fees to the Manager based upon the Company’s achievement of targeted levels of Core Earnings. “Core Earnings” is defined in the Management Agreement as, for a given period, the net income (loss) for such period, computed in accordance with GAAP, excluding (i) non-cash equity compensation expense, (ii) the Incentive Compensation, (iii) depreciation and amortization, (iv) any unrealized gains or losses or other non-cash items that are included in net income for the applicable reporting period, regardless of whether such items are included in other comprehensive income or loss, or in net income, and (v) one-time events pursuant to changes in GAAP and certain non-cash charges, in each case after discussions between the Manager and the members of the Compensation Committee of the Board, each of whom are Independent Directors, and approved by a majority of the members of the Compensation Committee. Incentive compensation for the three months ended June 30, 2024 and 2023 was $682,767 and $874,854, respectively. Incentive compensation for the six months ended June 30, 2024 and 2023 was $1,379,270 and $1,986,060, respectively.

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

The following table summarizes the related party fees and expenses incurred by the Company for the three and six months ended June 30, 2024 and 2023.

	For the three months ended June 30,		For the six months ended June 30,
	2024	2023	2024	2023
Affiliate Payments
Management fees earned	$1,107,613	$1,049,813	$2,181,922	$2,081,612
Less: Outside Fees earned	(15,500)	(125,000)	(31,571)	(130,000)
Base management fees, net	1,092,113	924,813	2,150,351	1,951,612
Incentive fees	682,767	874,854	1,379,270	1,986,060
Total management and incentive fees earned	1,774,880	1,799,667	3,529,621	3,937,672
General and administrative expenses reimbursable to Manager	1,106,965	1,212,210	2,344,755	2,388,586
Total	$2,881,845	$3,011,877	$5,874,376	$6,326,258

General administrative expenses reimbursable to the Manager are included in the related party payable line item of the consolidated balance sheets as of June 30, 2024 and December 31, 2023. Total amounts payable to the Manager as of June 30, 2024 and December 31, 2023 were approximately $3.7 million and $5.3 million, respectively, which included bonuses accrued of $0.4 million and $1.2 million which are not reimbursed until paid in cash by the Manager.

Co-Investment in Loans

From time to time, the Company may co-invest with other investment vehicles under common control with the Manager. Such co-investments are made in accordance with the Manager and its affiliates' investment allocation policies. In certain cases, these affiliated investment vehicles hold an equity interest, which may be in the form of warrants or other convertible instruments, in the same portfolio company and/or borrower to which the Company is a lender, and such equity interests may represent a controlling interest. As of June 30, 2024, the Company has made a loan to one borrower (Loan #18), in which investment vehicles under common control hold a control equity investment (Note 3).

The Company is not obligated to provide, nor has it provided, any financial support to the other managed investment vehicles. As such, the Company’s risk is limited to the carrying value of its investment in any such loan. As of June 30, 2024 and December 31, 2023, 23 and 20 of the Company’s loans were co-invested by affiliates of the Company, respectively.

Certain syndicated co-investments originated by affiliates of the Manager may include other consideration, generally in the form of warrants or other equity interests. Prior to, or concurrent with, the origination of the investment, the Company may elect to assign the right (the “Assigned Right”) to the equity consideration to an affiliate, in exchange for an additional upfront fee in an amount equal to the fair value of the equity consideration on a pro-rata basis. During the six month periods ended June 30, 2024 and 2023, the Company sold Assigned Rights amounting to $0 and $237,885, respectively.

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

As described in Note 3, Loan #9 remains on non-accrual status and the Company will continue to cease further recognition of income until such events of default are cured or obligations are repaid. As of June 30, 2024, Loan #9 is held on the consolidated balance sheet as a loan held for investment – related party with a carrying value of approximately $16.4 million.

8. COMMITMENTS AND CONTINGENCIES

Off-Balance Sheet Arrangements

Off-balance sheet commitments may consist of unfunded commitments on delayed draw term loans. The Company does not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured investment vehicles, special purpose entities, or variable interest entities, established to facilitate off-balance sheet arrangements or other contractually narrow or limited purposes. Further, the Company has not guaranteed any obligations of unconsolidated entities or entered into any commitment to provide additional funding to any such entities. As of June 30, 2024 and December 31, 2023, the Company had the following unfunded commitments on existing loans.

	As of June 30, 2024	As of December 31, 2023
Total original loan commitments	$409,306,770	$378,849,998
Less: drawn commitments	$(403,306,770)	$(371,349,998)
Total undrawn commitments	$6,000,000	$7,500,000

Refer to “Note 3 - Loans Held for Investment, Net” for further information regarding the CECL Reserve attributed to unfunded commitments. Total original loan commitments includes the impact of principal payments received since origination of the loan and future amounts to be advanced at sole discretion of the lender.

The following table summarizes our material commitments as of June 30, 2024:

	Total	2024	2025	2026	2027(1)	2028	Thereafter
Undrawn commitments	$6,000,000	$-	$-	$-	$6,000,000	$-	$-
Total	$6,000,000	$-	$-	$-	$6,000,000	$-	$-

(1) The undrawn commitment presented relates to Loan #32, which has an outstanding principal balance of $0 as of June 30, 2024. The timing of funding this commitment is subject to certain conditions precedent being met. This amount is included in the column representing the maturity date of this loan, though the off-balance sheet liability to fund this commitment may occur prior to such date.

Other Contingencies

The Company from time to time may be a party to litigation in the normal course of business. As of June 30, 2024, the Company is not aware of any legal claims that could materially impact its business, financial condition, or results of operations.

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

As of June 30, 2024 and December 31, 2023, the maximum number of shares of the Company’s common stock that may be delivered pursuant to awards under the 2021 Plan (the “Share Limit”) equals 8.50% of the issued and outstanding shares of the Company’s common stock on a fully-diluted basis following the completion of the IPO. Shares that are subject to or underlie awards that expire or for any reason are cancelled or terminated, are forfeited, fail to vest, or for any other reason are not paid or delivered under the 2021 Plan will not be counted against the Share Limit and will again be available for subsequent awards under the 2021 Plan.

There were 0 and 1,147 shares forfeited during the six months ended June 30, 2024 and 2023, respectively. As individual awards and options become fully vested, stock-based compensation expense is adjusted to recognize actual forfeitures.

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

Based on the closing market price of our common stock on June 30, 2024 and December 31, 2023, the aggregate intrinsic value of our restricted stock awards was as follows:

	As of June 30, 2024		As of December 31, 2023
	Outstanding	Vested	Outstanding	Vested
Aggregate intrinsic value	$6,658,852	$2,794,230	$5,525,370	$937,068

The following table summarizes the restricted stock activity for the Company’s directors and officers and employees of the Manager during the six months ended June 30, 2024 and 2023.

	Six months ended June 30, 2024	Weighted Average Grant Date Fair Value per Share
Balance at December 31, 2023	366,647	$14.86
Granted	187,335	$15.59
Vested	(120,463)	$14.89
Unvested Balance at June 30, 2024	433,519	$15.17

	Six months ended June 30, 2023	Weighted Average Grant Date Fair Value per Share
Balance at December 31, 2022	80,984	$15.71
Granted	321,500	$14.75
Vested	(13,800)	$16.00
Forfeited	(1,147)	$16.00
Unvested Balance at June 30, 2023	387,537	$14.90

Restricted stock compensation expense is based on the Company’s stock price at the date of the grant and is amortized over the vesting period. Forfeitures are recognized as they occur. The share-based compensation expense for the Company was $1,367,626 and $402,179 for the six months ended June 30, 2024 and 2023, respectively. The unamortized share-based compensation expense for the Company was approximately $6.1 million and $5.6 million as of June 30, 2024 and 2023, respectively, which the Company expects to recognize over the remaining weighted-average term of 2.2 years.

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

During the three and six months ended June 30, 2024, the Company sold an aggregate of 410,360 and 1,306,803 shares of the Company’s common stock under the Sales Agreement. The weighted average sales price during the three and six months ended June 30, 2024 was $15.76 and $15.88 per share, generating net proceeds of approximately $6.3 million and $20.2 million, respectively.

During the three and six months ended June 30, 2023, the Company sold an aggregate of 79,862 shares of the Company’s common stock under the Sales Agreement at an average price of $15.78 per share, generating net proceeds of approximately $1.2 million.

As of June 30, 2024, the shares of common stock sold pursuant to the registered direct offering in February 2023 and under the ATM Program are the only offerings that have been initiated under the Shelf Registration Statement.

10. EARNINGS PER SHARE

The following information sets forth the computations of basic earnings per common share for the three and six months ended June 30, 2024 and 2023, respectively:

	For the three months ended June 30,		For the six months ended June 30,
	2024	2023	2024	2023
Net income attributable to common stockholders	$9,184,073	$8,643,378	$17,914,076	$19,335,727
Divided by:
Basic weighted average shares of common stock outstanding	19,378,445	18,094,288	18,826,182	17,989,684
Diluted weighted average shares of common stock outstanding	19,890,376	18,273,512	19,265,434	18,117,919
Basic earnings per common share	$0.47	$0.48	$0.95	$1.07
Diluted earnings per common share	$0.46	$0.47	$0.93	$1.07

There were no anti-dilutive shares excluded from the computations of earnings per common share for the three and six months ended June 30, 2024 and 2023.

11. INCOME TAX

To qualify as a REIT, we must meet a number of organizational and operational requirements, including a requirement that we distribute annually to our stockholders at least 90% of our REIT taxable income prior to the deduction for dividends paid. To the extent that we distribute less than 100% of our REIT taxable income in any tax year (taking into account any distributions made in a subsequent tax year under Sections 857(b)(9) or 858 of the Code), we will pay tax at regular corporate rates on that undistributed portion. Furthermore, if we distribute less than the sum of 1) 85% of our ordinary income for the calendar year, 2) 95% of our capital gain net income for the calendar year, and 3) any undistributed shortfall from our prior calendar year (the “Required Distribution”) to our stockholders during any calendar year (including any distributions declared by the last day of the calendar year but paid in the subsequent year), then we are required to pay a non-deductible excise tax equal to 4% of any shortfall between the Required Distribution and the amount that was actually distributed. The 90% distribution requirement does not require the distribution of net capital gains. However, if we elect to retain any of our net capital gain for any tax year, we must notify our stockholders and pay tax at regular corporate rates on the retained net capital gain. Our stockholders must include their proportionate share of the retained net capital gain in their taxable income for the tax year, and they are deemed to have paid the REIT’s tax on their proportionate share of the retained capital gain. Furthermore, such retained capital gain may be subject to the nondeductible 4% excise tax. If it is determined that our estimated current year taxable income will be in excess of estimated dividend distributions (including capital gain dividend) for the current year from such income, we will accrue excise tax on estimated excess taxable income as such taxable income is earned. The annual expense is calculated in accordance with applicable tax regulations. Excise tax expense, if any, is included in the line item, income tax expense. For the six months ended June 30, 2024 and 2023, we did not incur excise tax expense.

As of June 30, 2024 and December 31, 2023, the Company does not have any unrecognized tax benefits.

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

Recurring Fair Value Measurements

There were no financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2024. The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2023:

	As of December 31, 2023
	Level 1	Level 2	Level 3	Total
Financial assets:
Debt securities, at fair value	$-	$842,269	$-	$842,269

Financial Assets and Liabilities Not Measured at Fair Value

As of June 30, 2024 and December 31, 2023, the carrying values and fair values of the Company’s financial assets and liabilities recorded at amortized cost are as follows:

		As of June 30,		As of December 31,
		2024		2023
	Level in Fair Value Hierarchy	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Loans held for investment	3	$381,862,667	$379,968,452	$353,640,610	$351,952,876
Cash and cash equivalents	1	7,070,883	7,070,883	7,898,040	7,898,040
Interest receivable	2	1,169,611	1,169,611	1,004,140	1,004,140
Other receivables and assets, net	2	628,814	628,814	705,960	705,960
Related party receivables	2	838,876	838,876	107,225	107,225

Financial liabilities:
Revolving loan	2	$76,750,000	$76,448,963	$66,000,000	$65,633,408
Accounts payable and other liabilities	2	1,541,560	1,541,560	1,135,355	1,135,355
Interest reserve	2	2,491,807	2,491,807	1,074,889	1,074,889
Management and incentive fees payable	2	1,774,880	1,774,880	3,243,775	3,243,775
Related party payables	2	1,950,416	1,950,416	2,051,531	2,051,531
Dividend payable	2	9,256,736	9,256,736	13,866,656	13,866,656

Our loans are held for investment and are substantially secured by real estate, equipment, licenses and other assets of the borrowers to the extent permitted by the applicable laws and the regulations governing such borrowers. The aggregate fair value of the Company’s loan portfolio was $379,968,452 and $351,952,876, with gross unrecognized holding losses of $1,894,215 and $1,687,734 as of June 30, 2024 and December 31, 2023, respectively. The fair values, which are classified as Level 3 in the fair value hierarchy, are estimated using discounted cash flow models based on current market inputs for similar types of arrangements. The primary sensitivity in these models is based on the selection of appropriate discount rates. Fluctuations in these assumptions could result in different estimates of fair value.

13. DIVIDENDS AND DISTRIBUTIONS

The following table summarizes the Company’s dividends declared during the six months ended June 30, 2024 and 2023.

	Record Date	Payment Date	Common Share Distribution Amount	Taxable Ordinary Income	Return of Capital	Section 199A Dividends
Regular cash dividend	3/28/2024	4/15/2024	$0.47	$0.47	$-	$0.47
Regular cash dividend	6/28/2024	7/15/2024	$0.47	$0.47	$-	$0.47
Total cash dividend			$0.94	$0.94	$-	$0.94

	Record Date	Payment Date	Common Share Distribution Amount	Taxable Ordinary Income	Return of Capital	Section 199A Dividends
Regular cash dividend	3/31/2023	4/14/2023	$0.47	$0.47	$-	$0.47
Regular cash dividend	6/30/2023	7/14/2023	$0.47	$0.47	$-	$0.47
Total cash dividend			$0.94	$0.94	$-	$0.94

14. SUBSEQUENT EVENTS

Investment Activity

During the period from July 1, 2024 to August 7, 2024, we funded approximately $0.7 million to the borrower of Loan #18 and $0.1 million to the borrower of Loan #21. Loan #14 was fully paid off on July 15, 2024.

In July 2024, we entered into an amendment to Loan #3, which extended the maturity date of the July 31, 2024 tranche to January 29, 2027, and revised certain financial reporting covenants. No other terms of the loan were modified in connection with this amendment.

Revolving Loan

During the period from July 1, 2024 to August 7, 2024, the Company had net borrowings of $4.5 million on the Revolving Loan. As of August 7, 2024, outstanding borrowings and remaining availability on the Revolving Loan were $81.3 million and $23.8 million, respectively.

Payment of Dividend

On July 15, 2024, the Company paid its regular quarterly dividend of $0.47 per common share relating to the second quarter of 2024 to stockholders of record as of the close of business on June 28, 2024. The total amount of the cash dividend payment was approximately $9.3 million.

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

Our loans are secured by real estate and, in addition, when lending to owner-operators in the cannabis industry, other collateral, such as equipment, receivables, licenses or other assets of the borrowers to the extent permitted by applicable laws and regulations. In addition, we seek to impose strict loan covenants and seek personal or corporate guarantees for additional protection. As of June 30, 2024 and December 31, 2023, 24.0% and 27.1%, respectively, of the principal of loans held in our portfolio are backed by personal or corporate guarantees. We aim to maintain a portfolio diversified across jurisdictions and across verticals, including cultivators, processors, dispensaries, as well as ancillary businesses. In addition, we may invest in borrowers that have equity securities that are publicly traded on the Canadian Stock Exchange (“CSE”) in Canada and/or over-the-counter in the United States.

As of June 30, 2024, our portfolio is comprised primarily of first mortgages to established multi-state or single-state cannabis operators or property owners. We consider cannabis operators to be established if they are state-licensed and are deemed to be operational and in good standing by the applicable state regulator. We do not own any stock, warrants to purchase stock or other forms of equity in any of our portfolio companies that are involved in the cannabis industry, and we will not take stock, warrants or equity in such issuers until permitted by applicable laws and regulations, including U.S. federal laws and regulations.

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

We generate revenue primarily in the form of interest income on loans. As of June 30, 2024 and December 31, 2023, approximately 76.4% and 80.5%, respectively, of our portfolio was comprised of floating rate loans, and 23.6% and 19.5% of our portfolio was comprised of fixed rate loans, respectively. The floating rate loans described above are variable based upon the Prime Rate plus an applicable margin, and in many cases, a Prime Rate floor.

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

To qualify as a REIT, we must meet a number of organizational and operational requirements, including a requirement that we distribute annually to our stockholders at least 90% of our REIT taxable income prior to the deduction for dividends paid. To the extent that we distribute less than 100% of our REIT taxable income in any tax year (taking into account any distributions made in a subsequent tax year under Sections 857(b)(9) or 858 of the Code), we will pay tax at regular corporate rates on that undistributed portion. Furthermore, if we distribute less than the sum of 1) 85% of our ordinary income for the calendar year, 2) 95% of our capital gain net income for the calendar year, and 3) any undistributed shortfall from our prior calendar year (the “Required Distribution”) to our stockholders during any calendar year (including any distributions declared by the last day of the calendar year but paid in the subsequent year), then we are required to pay a non-deductible excise tax equal to 4% of any shortfall between the Required Distribution and the amount that was actually distributed. The 90% distribution requirement does not require the distribution of net capital gains. However, if we elect to retain any of our net capital gain for any tax year, we must notify our stockholders and pay tax at regular corporate rates on the retained net capital gain. Our stockholders must include their proportionate share of the retained net capital gain in their taxable income for the tax year, and they are deemed to have paid the REIT’s tax on their proportionate share of the retained capital gain. Furthermore, such retained capital gain may be subject to the nondeductible 4% excise tax. If it is determined that our estimated current year taxable income will be in excess of estimated dividend distributions (including capital gain dividend) for the current year from such income, we will accrue excise tax on estimated excess taxable income as such taxable income is earned. The annual expense is calculated in accordance with applicable tax regulations. Excise tax expense, if any, is included in the line item, income tax expense. For the six months ended June 30, 2024, we did not incur excise tax expense.

Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 740 - Income Taxes (“ASC 740”), prescribes a recognition threshold and measurement attribute for the consolidated financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. We have analyzed our various federal and state filing positions and believe that our income tax filing positions and deductions are documented and supported as of June 30, 2024. Based on our evaluation, there is no reserve for any uncertain income tax positions. Accrued interest and penalties, if any, are included within other liabilities in the consolidated balance sheets.

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

Our operating results will depend in large part on differences between the income earned on our assets and our cost of borrowing. The cost of our borrowings generally will be based on prevailing market interest rates. Periods of rising interest rates may, over time, cause:

•
the interest expense associated with our borrowings to increase, subject to any applicable ceilings, which could result in a decline in our net interest spread and net interest margin;
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

These factors could lower our net interest income or cause a net loss during periods of rising interest rates, which would harm our financial condition, cash flows and results of operations. As of June 30, 2024, 82.0% of our floating rate loans, based on principal outstanding have interest rate floors, and one loan is subject to an interest rate cap (Note 3).

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

Developments During the Second Quarter of 2024

Updates to Our Loan Portfolio during the Second Quarter of 2024

In June 2024, we entered into an amendment to Loan #3, which extended the maturity date to July 31, 2024 of two of the three tranches held. No other terms of the loan were modified in connection with this amendment.

In the second quarter, we entered into an amendment to Loan #4, which extended the maturity date from May 17, 2024 to June 17, 2026, and decreased the PIK rate from 15% to 0%. The cash interest is fixed at $65,765 per month until May 31, 2025, and $67,738 per month thereafter to maturity.

In the second quarter, we entered into an amendment to Loan #6, which extended the maturity date from May 31, 2024 to January 30, 2026 and increased the PIK interest rate to the greater of Prime plus 6.5% or 15.0%. Additionally, amortization payments will start on October 31, 2024.

In June 2024, we entered into an amendment to Loan #8 which waived amortization from May 1, 2024 to June 30, 2024 and capitalized unpaid accrued interest to PIK interest during the second quarter of 2024. The PIK rate also increased from 2% to 10%.

In June 2024, we entered into an amendment to Loan #12, which extended the maturity date to April 30, 2025. Amortization payments are to begin again on July 31, 2024 at $60,000 per month. No other terms of the loan were modified in connection with this amendment.

As described in Note 3, Loan #9 remains on non-accrual status and the Company will continue to cease further recognition of income until such events of default are cured or obligations are repaid. As of June 30, 2024, Loan #9 is held on the consolidated balance sheet as a loan held for investment – related party with a carrying value of approximately $16.4 million and a reserve for current expected credit losses of approximately $1.7 million.

Subsequent Updates to Our Loan Portfolio

During the period from July 1, 2024 to August 7, 2024, we funded approximately $0.7 million to the borrower of Loan #18 and $0.1 million to the borrower of Loan #21. Loan #14 was fully paid off on July 15, 2024.

Dividends Declared Per Share

During the three months ended June 30, 2024, we declared an ordinary cash dividend of $0.47 per share of our common stock, relating to the second quarter of 2024, which was paid on July 15, 2024 to stockholders of record as of the close of business on June 28, 2024. The total amount of the cash dividend payment was approximately $9.3 million.

The payment of this dividend is not indicative of our ability to pay such dividends in the future.

Results of Operations

Comparison of the three months ended June 30, 2024 and 2023

	For the three months ended June 30,		Variance
	2024	2023	Amount	%
Revenues
Interest income	$15,022,431	$14,659,222	$363,209	2%
Interest expense	(1,838,932)	(994,926)	(844,006)	85%
Net interest income	13,183,499	13,664,296	(480,797)	-4%

Expenses
Management and incentive fees, net	1,774,880	1,799,667	(24,787)	-1%
General and administrative expense	1,254,535	1,280,401	(25,866)	-2%
Professional fees	409,149	537,894	(128,745)	-24%
Stock based compensation	836,333	263,844	572,489	217%
(Reversal) provision for current expected credit losses	(275,471)	1,139,112	(1,414,583)	-124%
Total expenses	3,999,426	5,020,918	(1,021,492)	-20%
Change in unrealized gain on debt securities, at fair value	-	-	-	100%
Realized gain on debt securities, at fair value	-	-	-	100%
Net Income before income taxes	9,184,073	8,643,378	540,695	6%
Income tax expense	-	-	-	-
Net Income	$9,184,073	$8,643,378	$540,695	6%

•
Interest income increased by approximately $0.4 million, or 2%, during the quarter ended June 30, 2024, compared to the quarter ended June 30, 2023. The increase in interest income was driven primarily from the increase in the average outstanding principal balance of loans during the comparable period which increased from $319.0 million for the three months ended June 30, 2023 to $380.4 million for the three months ended June 30, 2024. Additionally, the Prime Rate increased from 8.25% as of June 30, 2023 to 8.50% as of June 30, 2024, increasing the yield on the portion of the portfolio that bears a floating rate. The increase was offset by a decrease in the weighted average portfolio yield from 19.2% to 18.7% during the comparable periods.
•
Net interest income decreased approximately $0.5 million, or 4%, over the comparative period. The decrease was attributable to the increase in interest expense driven by the timing of borrowings and an increase in the outstanding balance on the Revolving Loan, which bears interest at the Prime Rate plus an Applicable Margin. The outstanding balance on the Revolving Loan was approximately $76.8 million and $43.0 million, as of June 30, 2024 and 2023, respectively. The impact of the increase in interest expense was partially offset by the increase in interest income as explained above.
•
Management and incentive fees to our Manager decreased by approximately $25 thousand, or 1%, over the comparative period. Incentive fees of $192 thousand during the June 30, 2024, as compared to June 30, 2023, primarily as a result in the decrease in Core Earnings over the comparable trailing twelve month period. This was offset by an increase in management fees of approximately $167 thousand, which was primarily attributable to lower origination fee offsets in the three months ended June 30, 2024 of approximately $16 thousand, compared to approximately $125 thousand for the three months ended June 30, 2023, as well as an increase in weighted average equity as defined by the Management Agreement for the comparable period.
•
General and administrative expenses and professional fees decreased by approximately $155 thousand for the three months ended June 30, 2024, as compared to the three months ended June 30, 2023. The decrease was primarily due to a decrease in professional fees in the second quarter of 2024. Overhead reimbursements for costs incurred by the Manager on behalf of the Company decreased by at approximately $105 thousand over the comparative period.
•
Stock based compensation expense increased by approximately $0.6 million for the three months ended June 30, 2024, as compared to the three months ended June 30, 2023. The increase over the comparable period is driven by the incremental expense recognized on the 187,335 restricted stock awards granted to employees of our Manager on April 1, 2024.

•
Reversal for current expected credit losses was $275 thousand in the three months ended June 30, 2024, as compared to a provision for current expected credit losses of $1.1 million in the three months ended June 30, 2023. Our provision for current expected credit losses decreased due to both borrower specific credit factors and regular re-evaluations of overall current macroeconomic conditions affecting our borrowers and the industry. Additionally, the original portfolio has matured since June 30, 2023, though the weighted average remaining life of the total loan portfolio has remained consistent at 1.8 years as of June 30, 2023 and 2024. Our reserves for performing loans generally decrease as they approach maturity.
o
The current expected credit loss reserve represents approximately 133 basis points of our aggregate loan commitments held at carrying value of approximately $5.1 million as of June 30, 2024, compared with 163 basis points as of June 30, 2023. As of June 30, 2024, we anticipate a softened interest rate environment in our forecast period compared to June 30, 2023, when interest rates were continuing to rise. The prime rate during the three months ended June 30, 2024 was stable at 8.50%, compared to an increase of 25 basis points from 8.00% to 8.25% during the three months ended June 30, 2023. Accordingly, estimates and metrics regarding our borrower's ability to meet debt service obligations, have improved given the expectations of declining interest rates subsequent to June 30, 2024, leading to expected additional free cash flow generation by our portfolio companies. These factors contributed to a decline in the reserve as a percentage of our portfolio principal.
o
We record a reserve liability based on the unfunded portion of loan commitments over the full contractual period over which we are exposed to credit risk through a current obligation to extend credit. Management considered the likelihood that funding will occur, and if funded, the expected credit loss on the funded portion. We continuously evaluate the credit quality of each loan by assessing the risk factors of each loan. There is $6.0 million of unfunded commitments as of June 30, 2024 relating to one borrower, and this unfunded commitment carries a $0 CECL reserve.

Comparison of the six months ended June 30, 2024 and 2023

	For the six months ended June 30,		Variance
	2024	2023	Amount	%
Revenues
Interest income	$30,366,098	$31,186,526	$(820,428)	-3%
Interest expense	(3,942,982)	(2,613,222)	(1,329,760)	51%
Net interest income	26,423,116	28,573,304	(2,150,188)	-8%

Expenses
Management and incentive fees, net	3,529,621	3,937,672	(408,051)	-10%
General and administrative expense	2,644,802	2,555,226	89,576	4%
Professional fees	859,007	1,107,269	(248,262)	-22%
Stock based compensation	1,367,626	402,179	965,447	240%
Provision for current expected credit losses	104,808	1,235,231	(1,130,423)	-92%
Total expenses	8,505,864	9,237,577	(731,713)	-8%
Change in unrealized gain on debt securities, at fair value	(75,604)	-	(75,604)	100%
Realized gain on debt securities, at fair value	72,428	-	72,428	100%
Net Income before income taxes	17,914,076	19,335,727	(1,421,651)	-7%
Income tax expense	-	-	-	-
Net Income	$17,914,076	$19,335,727	$(1,421,651)	-7%

•
Interest income decreased by approximately $0.8 million, or 3%, during the year ended June 30, 2024, compared to the quarter ended June 30, 2023. The decrease was driven primarily of gross interest income during the six months ended June 30, 2024 and 2023. Additionally, the outstanding principal of the Company's loans which bear a floating rate decreased from 87.9% at June 30, 2023 to 76.4% at June 30, 2024, contributing to the sequential decline. Furthermore, as of June 30, 2024, the weighted average yield to maturity of the loan portfolio was 18.7% compared with 19.2% as of June 30, 2023. The decrease results from certain repricing amendments during the six months ended June 30, 2024. Lastly, interest income from prepayment fees were approximately $0.8 million for the six months ended June 30, 2023 compared to $0.1 million for the six months ended June 30, 2024, further contributing to this decrease.

•
Net interest income decreased approximately $2.2 million, or 8%, over the comparative period. The decrease was attributable to the decrease in interest income described above, and by a corresponding increase in interest expense driven by the timing of borrowings and an increase in the outstanding balance on the Revolving Loan, which bears interest at the Prime Rate plus an Applicable Margin. The outstanding balance on the Revolving Loan was approximately $76.8 million and $43.0 million, as of June 30, 2024 and 2023, respectively.
•
Management and incentive fees to our Manager was approximately $3.5 million for the six months ended June 30, 2024, as compared to approximately $3.9 million for the six months ended June 30, 2023. Management fees were approximately $2.2 million for the six months ended June 30, 2024, as compared to approximately $2.1 million for the six months ended June 30, 2023. The slight increase in management fees was primarily attributable to fewer origination fee offsets in the six months ended June 30, 2024 of approximately $32 thousand, compared to approximately $130 thousand for the six months ended June 30, 2023, as well as an increase in weighted average equity as defined by the Management Agreement for the comparable period. Incentive fees were approximately $1.4 million for the six months ended June 30, 2024, as compared to approximately $2.0 million for the six months ended June 30, 2023, primarily driven by higher trailing twelve month Core Earnings in the first half of 2023.
•
General and administrative expenses and professional fees decreased by approximately $159 thousand for the six months ended June 30, 2024, as compared to the six months ended June 30, 2023. The decrease was primarily due to a decrease in professional fees in 2024 compared to the first half of 2023. Overhead reimbursements for costs incurred by the Manager on behalf of the Company were approximately $2.3 million for the six months ended June 30, 2024, as compared to $2.4 million for the six months ended June 30, 2023.
•
Stock based compensation expense increased by approximately $1.0 million for the six months ended June 30, 2024, as compared to the six months ended June 30, 2023. The increase over the comparable period is driven by the incremental expense recognized on the 187,335 restricted stock awards granted to employees of our Manager on April 1, 2024.
•
Our provision for current expected credit losses decreased due to both borrower specific credit factors and regular re-evaluations of overall current macroeconomic conditions affecting our borrowers and the industry.
o
Provision for current expected credit losses was $105 thousand in the six months ended June 30, 2024, as compared to $1.2 million in the six months ended June 30, 2023.
o
Changes in portfolio risk composition resulting from principal paydowns and new fundings also contributed to the decrease, with reserves on new 2024 originations representing a larger portion of the reserve than loans originated as of June 30, 2023. As of June 30, 2024 approximately 61.2% of our loans carry a risk rating of "1" or "2". During the six month period ended June 30, 2024, we originated loans with a principal balance of approximately $19.3 million which are secured by strong collateral in forms other than real estate. This contributed to the increase in loans that are less than 1.0x secured by real estate collateral as compared to December 31, 2023. However; due to the strength of the other collateral securing these loans, there was not a material increase in the CECL reserve. Additionally, loans risk rated "3" increased to approximately 26.9% of the portfolio at June 30, 2024 from 18.8% of the portfolio at December 31, 2023, as a result of new originations, while loans risk rated "2" decreased to approximately 50.0% from 58.0% during the same period. Despite these fluctuations, loans risk rated "2" and "3" both generally are expected to result in a full repayment of principal and may not carry materially different CECL reserves based on risk ratings alone.
o
The current expected credit loss reserve represents approximately 133 basis points of our aggregate loan commitments held at carrying value of approximately $5.1 million as of June 30, 2024, compared with 163 basis points as of June 30, 2023. As of June 30, 2024, we anticipate a softened interest rate environment in our forecast period compared to June 30, 2023, when interest rates were continuing to rise. The prime rate during the six months ended June 30, 2024 was stable at 8.50%, compared to an increase of 75 basis points from 7.50% to 8.25% during the six months ended June 30, 2023.Accordingly, estimates and metrics regarding our borrower's ability to meet debt service obligations, have improved given the expectations of declining interest rates and additional free cash flow generation by our portfolio companies. These factors contributed to a decline in the reserve as a percentage of our portfolio principal to 133 basis points from 163 basis points as of June 30, 2024 and 2023, respectively.
o
We record a reserve liability based on the unfunded portion of loan commitments over the full contractual period over which we are exposed to credit risk through a current obligation to extend credit. Management considered the likelihood that funding will occur, and if funded, the expected credit loss on the funded portion. We continuously evaluate the credit quality of each loan by assessing the risk factors of each loan. There is $6.0 million of unfunded commitments as of June 30, 2024 relating to one borrower, and this unfunded commitment carries a $0 CECL reserve.

Loan Portfolio

As of June 30, 2024 and December 31, 2023, our portfolio included 31 and 27 loans held for investment, of approximately $381.9 million and $353.6 million at carrying value, respectively, prior to the reserve for current expected credit losses. The aggregate originated commitment under these loans was approximately $409.3 million and $378.8 million and outstanding principal was approximately $383.3 million and $355.7 million as of June 30, 2024 and December 31, 2023, respectively. As of June 30, 2024 and December 31, 2023, our loan portfolio had a weighted-average yield-to-maturity internal rate of return (“YTM IRR”) of 18.7% and 19.4%, and was substantially secured by real estate and, with respect to certain of our loans, substantially all assets of the borrowers and certain of their subsidiaries, including equipment, receivables, and licenses. YTM IRR is calculated using various inputs, including (i) cash and paid-in-kind (“PIK”) interest, which is capitalized and added to the outstanding principal balance of the applicable loan, (ii) original issue discount (“OID”), (iii) amortization, (iv) unused fees, and (v) exit fees. Certain of our loans have extension fees, which are not included in our YTM IRR calculations, but may increase YTM IRR if such extension options are exercised by borrowers.

As of June 30, 2024 and December 31, 2023, approximately 76.4% and 80.5%, respectively, of our portfolio was comprised of floating rate loans that pay interest at the Prime Rate plus an applicable margin and were subject to a Prime Rate floor. The Prime Rate was 7.50% on January 1, 2023, increased to 7.75% effective February 2, 2023, increased to 8.00% effective March 23, 2023, increased to 8.25% effective May 4, 2023 and increased again to 8.50% as of December 31, 2023. The below summarizes our portfolio as of June 30, 2024:

Loan (1)	Location(s)	Initial Funding Date (1)	Maturity Date (2)	Principal Balance	Original Issue Discount	Carrying Value	Percentage of Our Loan Portfolio	Future Fundings	Interest Rate (3)	Periodic Payment (4)	YTM IRR (5)
1	Various	10/27/2022	10/30/2026	$25,444,286	$(523,770)	$24,920,515	6.5%	-	P+6.5% Cash (10)	I/O	17.4%
2	Michigan	1/13/2022	12/31/2024	39,589,766	(40,758)	39,549,008	10.4%	-	P+6.65% Cash, 4.25% PIK (16)	P&I	18.0%
3(17)	Various	3/25/2021	11/29/2024	20,926,485	(17,301)	20,909,184	5.5%	-	P+10.38% Cash, 2.75% PIK (6)	P&I	23.3%
4	Arizona	4/19/2021	6/17/2026	6,626,809	-	6,626,809	1.7%	-	11.91% Cash (14)	I/O	26.2%
5	Massachusetts	4/19/2021	4/30/2025	2,879,180	-	2,879,180	0.8%	-	P+12.25% Cash (6)	P&I	22.8%
6	Michigan	8/20/2021	1/30/2026	4,818,354	-	4,818,354	1.3%	-	P+6.5% Cash, 15% PIK (15)	P&I	21.1%
7	Illinois, Arizona	8/24/2021	6/30/2025	20,142,175	(109,595)	20,032,581	5.2%	-	P+6% Cash, 2% PIK (11)	P&I	19.5%
8	West Virginia	9/1/2021	9/1/2024	12,406,340	(10,922)	12,395,419	3.2%	-	P+9.25% Cash, 10% PIK (7)	P&I	25.0%
9(18)	Pennsylvania	9/3/2021	6/30/2024	16,402,488	-	16,402,488	4.3%	-	P+10.75% Cash, 3% PIK (6)	P&I	16.3%
11	Maryland	9/30/2021	9/30/2024	33,648,484	(89,982)	33,558,501	8.8%	-	P+8.75% Cash, 2% PIK (6)	I/O	22.0%
12	Various	11/8/2021	4/30/2025	8,840,876	(23,585)	8,817,291	2.3%	-	P+7% Cash (12)	P&I	19.6%
13	Michigan	11/22/2021	11/1/2024	13,166,557	(24,009)	13,142,548	3.4%	-	P+6% Cash, 1.5% PIK (11)	I/O	20.0%
14(19)	Various	12/27/2021	12/27/2026	5,253,125	-	5,253,125	1.4%	-	P+12.25% Cash (8)	P&I	23.2%
16	Florida	12/30/2021	12/31/2024	3,895,000	(9,581)	3,885,419	1.0%	-	P+9.25% Cash (6)	I/O	25.8%
17	Florida	1/18/2022	1/31/2025	14,100,000	(74,014)	14,025,986	3.7%	-	P+4.75% Cash (10)	P&I	14.8%
18(20)	Ohio	2/3/2022	2/28/2025	22,679,440	(62,337)	22,617,103	5.9%	-	P+1.75% Cash, 5% PIK (11)	P&I	16.8%
19	Florida	3/11/2022	12/31/2025	19,356,036	(35,873)	19,320,163	5.1%	-	11% Cash, 5% PIK	P&I	16.5%
20	Missouri	5/9/2022	5/30/2025	17,530,947	(50,833)	17,480,114	4.6%	-	11% Cash, 2% PIK	P&I	14.7%
21	Illinois	7/1/2022	7/29/2026	6,180,437	(45,876)	6,134,561	1.6%	-	P+7% Cash, 2% PIK (8)	P&I	23.4%
23	Arizona	3/27/2023	3/31/2026	1,740,000	(29,045)	1,710,955	0.4%	-	P+7.5% Cash (13)	P&I	18.9%
24	Oregon	3/31/2023	9/27/2026	700,000	-	700,000	0.2%	-	P+10.5% Cash (9)	P&I	21.7%
25	New York	8/1/2023	6/29/2036	24,978,128	-	24,978,128	6.5%	-	15% Cash	P&I	16.6%
26	Connecticut	8/31/2023	4/30/2026	6,450,000	(90,783)	6,359,217	1.7%	-	14% Cash	P&I	17.8%
27	Nebraska	8/15/2023	6/30/2027	13,023,788	-	13,023,788	3.4%	-	P+5% Cash (21)	P&I	15.3%
28	Ohio	9/13/2023	3/13/2025	2,466,705	-	2,466,705	0.6%	-	15% Cash	P&I	17.4%
29	Illinois	10/11/2023	10/9/2026	2,017,721	-	2,017,721	0.5%	-	11.4% Cash, 1.5% PIK	P&I	14.8%
30	Missouri, Arizona	12/20/2023	12/31/2026	20,150,000	(174,419)	19,975,581	5.2%	-	P+7.75% Cash (15)	I/O	18.1%
31	California, Arizona	1/3/2024	5/3/2026	6,680,000	-	6,680,000	1.7%	-	P+8.75% Cash	I/O	19.0%
32	Nevada	4/15/2024	8/15/2027	-	-	-	0.0%	6,000,000	P+6.5% Cash (22)	I/O	17.7%
33	Minnesota	5/20/2024	5/28/2027	1,188,000	(5,777)	1,182,223	0.3%	-	12% Cash	P&I	12.9%
34	Arizona	6/17/2024	5/29/2026	10,000,000	-	10,000,000	2.6%	-	11.91% Cash	I/O	12.8%
			Total	$383,281,127	$(1,418,460)	$381,862,667	100%	$6,000,000		Wtd Average	18.7%

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
(3)
"P" = prime rate and depicts floating rate loans that pay interest at the prime rate plus a specific percentage; "PIK" = paid-in-kind interest.

(4)
P&I = principal and interest. I/O = interest only. P&I loans may include interest only periods for a portion of the loan term.
(5)
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
(6)
This Loan is subject to a prime rate floor of 3.25%
(7)
This Loan is subject to a prime rate floor of 4.00%
(8)
This Loan is subject to a prime rate floor of 4.75%
(9)
This Loan is subject to a prime rate floor of 5.50%
(10)
This Loan is subject to a prime rate floor of 6.25%
(11)
This Loan is subject to a prime rate floor of 7.00%
(12)
This Loan is subject to a prime rate floor of 7.50%
(13)
This Loan is subject to a prime rate floor of 8.00%
(14)
This Loan is subject to a prime rate floor of 8.25%
(15)
This Loan is subject to a prime rate floor of 8.50%
(16)
This Loan is subject to a prime rate cap of 5.85%
(17)
The aggregate principal balance outstanding of Loan #3 is comprised of two tranches. The first tranche has a principal balance $16.6 million, a base interest rate of 13.625% and 2.75% PIK and an original maturity date of July 31, 2024. In July 2024, we entered into an amendment which extended the maturity date of the July 31, 2024 tranche to January 29, 2027. The second tranche has a principal balance of $4.3 million, which has an interest rate of 15.00% and 2.00% PIK, and a maturity date of November 29, 2024. The statistics presented reflect the weighted average of the terms under all advances for the total aggregate loan commitment.
(18)
As of May 1, 2023, Loan #9 was placed on non-accrual status and continues to be on non-accrual as of June 30, 2024. Loan #9 is included on the consolidated balance sheet as a loan held for investment – related party (Note 7).
(19)
This Loan was paid off on July 15, 2024 and carried a zero CECL reserve as of June 30, 2024.The maturity date presented reflects the original contractual date.
(20)
An affiliate under common control holds a controlling equity investment in this portfolio company.
(21)
This loan has floating grid pricing based on the Prime Rate plus a spread of 5.00% to 8.75% based on monthly annualized EBITDA performance. As of June 30, 2024, applied interest rate is Prime Rate + 5.00%.
(22)
This loan earns an unused fee on the unfunded commitment at an annual rate of 1.2%.

The following tables summarize our loans held for investment as of June 30, 2024 and December 31, 2023:

	As of June 30, 2024
	Outstanding Principal (1)	Original Issue Discount	Carrying Value (1)	Weighted Average Remaining Life (Years) (2)
Senior Term Loans	$383,281,127	$(1,418,460)	$381,862,667	1.8
Current expected credit loss reserve	-	-	(5,080,547)
Total loans held at carrying value, net	$383,281,127	$(1,418,460)	$376,782,120

	As of December 31, 2023
	Outstanding Principal (1)	Original Issue Discount	Carrying Value (1)	Weighted Average Remaining Life (Years) (2)
Senior Term Loans	$355,745,305	$(2,104,695)	$353,640,610	2.1
Current expected credit loss reserve	-	-	(4,972,647)
Total loans held at carrying value, net	$355,745,305	$(2,104,695)	$348,667,963

(1)
The difference between the Carrying Value and the Outstanding Principal amount of the loans consists of unaccreted original issue discount, deferred loan fees and other upfront fees. Outstanding principal balance includes capitalized PIK interest, if applicable.
(2)
Weighted average remaining life is calculated based on the carrying value of the loans as of June 30, 2024 and December 31, 2023, respectively.

The following tables present changes in loans held for investment at carrying value as of and for the six months ended June 30, 2024 and 2023:

	Principal	Original Issue Discount	Current Expected Credit Loss Reserve	Carrying Value (1)
Balance at December 31, 2023	$355,745,305	$(2,104,695)	$(4,972,647)	$348,667,963
New fundings	43,372,158	(161,080)	-	43,211,078
Principal repayment of loans	(21,638,340)	-	-	(21,638,340)
Accretion of original issue discount	-	847,315	-	847,315
PIK Interest	5,802,004	-	-	5,802,004
Provision for current expected credit losses	-	-	(107,900)	(107,900)
Balance at June 30, 2024	$383,281,127	$(1,418,460)	$(5,080,547)	$376,782,120

(1)
The difference between the Carrying Value and the Outstanding Principal amount of the loans consists of unaccreted original issue discount, deferred loan fees and other upfront fees. Outstanding principal balance includes capitalized PIK interest, if applicable.

	Principal	Original Issue Discount	Current Expected Credit Loss Reserve	Carrying Value (1)
Balance at December 31, 2022	$343,029,334	$(3,755,796)	$(3,940,939)	$335,332,599
New fundings	35,910,000	(1,118,340)	-	34,791,660
Principal repayment of loans	(51,907,313)	-	-	(51,907,313)
Accretion of original issue discount	-	1,433,293	-	1,433,293
Sale of loan (2)	(13,399,712)	-	-	(13,399,712)
PIK Interest	4,345,434	-	-	4,345,434
Provision for current expected credit losses	-	-	(1,180,638)	(1,180,638)
Balance at June 30, 2023	$317,977,743	$(3,440,843)	$(5,121,577)	$309,415,323

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

The following table provides a reconciliation of GAAP net income to Distributable Earnings and Adjusted Distributable Earnings (in thousands, except per share data):

	Three months ended	Three months ended	Six months ended	Six months ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Net Income	$9,184,073	$8,643,378	$17,914,076	$19,335,727
Adjustments to net income
Stock based compensation	836,333	263,844	1,367,626	402,179
Amortization of debt issuance costs	91,678	91,798	182,593	259,102
(Reversal) provision for current expected credit losses	(275,471)	1,139,112	104,808	1,235,231
Change in unrealized gain on debt securities, at fair value	-	-	75,604	-
Realized gain on debt securities, at fair value	-	-	(72,428)	-
Distributable Earnings	$9,836,613	$10,138,132	$19,572,279	$21,232,239
Adjustments to Distributable Earnings	-	-	-	-
Adjusted Distributable Earnings	$9,836,613	$10,138,132	$19,572,279	$21,232,239
Basic weighted average shares of common stock outstanding (in shares)	19,378,445	18,094,288	18,826,182	17,989,684
Adjusted Distributable Earnings per Weighted Average Share	$0.51	$0.56	$1.04	$1.18
Diluted weighted average shares of common stock outstanding (in shares)	$19,890,376	$18,273,512	$19,265,434	18,117,919
Adjusted Distributable Earnings per Weighted Average Share	$0.50	$0.56	$1.02	$1.17

Book Value Per Share

The book value per share of our common stock as of June 30, 2024 and December 31, 2023 was approximately $14.92 and $14.94, respectively.

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

As of June 30, 2024 and December 31, 2023, all of our cash was unrestricted and totaled approximately $7.1 million and $7.9 million, respectively. We believe that our cash on hand, capacity available under our Revolving Loan, and cash flows from operations for the next twelve months will be sufficient to satisfy the operating requirements of our business through at least the next twelve months. The sources of financing for our target investments are described below.

Credit Facility

As of June 30, 2024 and December 31, 2023, unamortized debt issuance costs related to the Revolving Loan, including all amendments and amendments and restatements thereto, as applicable, of $301,037 and $366,592, respectively, are recorded in other receivables and assets, net on the consolidated balance sheets.

For the six months ended June 30, 2024, the Company had net borrowings of $10.8 million against the Revolving Loan. As of June 30, 2024, the Company had $28.3 million available and $76.8 million outstanding under the Revolving Loan (Note 6).

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

For the six months ended June 30, 2024, the Company sold an aggregate of 1,306,803 shares of the Company’s common stock under the Sales Agreement at a weighted average price of $15.88 per share, generating net proceeds of approximately $20.2 million.

Cash Flows

The following table sets forth changes in cash and cash equivalents for the six months ended June 30, 2024 and 2023, respectively:

	For the six months ended June 30,
	2024	2023
Net income	$17,914,076	$19,335,727
Adjustments to reconcile net income to net cash used in operating activities and changes in operating assets and liabilities	(4,785,258)	(7,422,955)
Net cash provided by operating activities	13,128,818	11,912,772
Net cash (used in)/provided by investing activities	(21,572,738)	30,515,365
Net cash provided by/(used in) financing activities	7,616,763	(30,123,276)

Change in cash and cash equivalents	(827,157)	12,304,861

Net Cash Provided by Operating Activities

For the six months ended June 30, 2024 and 2023, we reported “Net cash provided by operating activities” of approximately $13.1 million and $11.9 million, respectively. Net cash provided by operating activities increased approximately $1.2 million, primarily attributable to a change in the interest reserve for applied interest payments of approximately $2.9 million, proceeds from the sale of $0.8 million of debt securities, at fair value, an increase in management and incentive fees payable of approximately $27 thousand and an increase in accounts payable and accrued expenses of approximately $0.1 million. These changes were offset by a decrease in net income over the comparable period of approximately $1.4 million, a decrease in interest receivable of approximately $375 thousand, a decrease in related party net payable of approximately $0.8 million, and an increase in stock based compensation of approximately $1.0 million, over the comparable period.

Net Cash (Used in)/Provided by Investing Activities

For the six months ended June 30, 2024 and 2023, we reported “Net cash (used in)/provided by investing activities” of approximately $21.6 million and $30.5 million, respectively.

For the six months ended June 30, 2024, cash outflows primarily related to $43.2 million used for the origination and funding of loans held for investment, partially offset by $21.6 million of cash received from the principal repayment of loans held for investment.

For the six months ended June 30, 2023, cash outflows primarily related to $34.8 million used for the origination and funding of loans held for investment, partially offset by $13.4 million received from the sales of loans and $51.9 million of cash received from the principal repayment of loans held for investment.

Net Cash Provided by/(Used in) Financing Activities

For the six months ended June 30, 2024 and 2023, we reported “Net cash provided by/(used in) financing activities” of approximately $7.6 million and $30.1 million, respectively.

For the six months ended June 30, 2024, cash inflows of approximately $20.8 million related to proceeds received from sales of our common stock through the ATM offering and $44.0 million related to draw downs on our Revolving Loan, which were offset by approximately $33.3 million in repayments on our Revolving Loan, $23.1 million in dividends paid, approximately $113 thousand in debt issuance costs paid, and approximately $667 thousand in offering costs associated with the registered at-the-market offering.

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

The following table summarizes the Company’s dividends declared during the six months ended June 30, 2024 and 2023, respectively.

	Record Date	Payment Date	Common Share Distribution Amount	Taxable Ordinary Income	Return of Capital	Section 199A Dividends
Regular cash dividend	3/28/2024	4/15/2024	$0.47	$0.47	$-	$0.47
Regular cash dividend	6/28/2024	7/15/2024	$0.47	$0.47	$-	$0.47
Total cash dividend			$0.94	$0.94	$-	$0.94

	Record Date	Payment Date	Common Share Distribution Amount	Taxable Ordinary Income	Return of Capital	Section 199A Dividends
Regular cash dividend	3/31/2023	4/14/2023	$0.47	$0.47	$-	$0.47
Regular cash dividend	6/30/2023	7/14/2023	$0.47	$0.47	$-	$0.47
Total cash dividend			$0.94	$0.94	$-	$0.94

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

The risk ratings are primarily based on historical data and current conditions specific to each portfolio company, as well as consideration of future economic conditions and each borrower’s estimated ability to meet debt service requirements. The risk ratings shown in the following table as of June 30, 2024 and December 31, 2023 consider borrower specific credit history and performance and quarterly re-evaluation of overall current macroeconomic conditions affecting the borrowers. As interest rates have increased due to rising rates from the Federal Reserve Board, it has impacted borrowers’ ability to service their debt obligations on a global scale. Changes in risk ratings had an effect on the level of the current expected credit loss reserve though, other than the one loan placed on non-accrual status, the loans continued to perform as expected. For approximately 66.0% of the portfolio, the fair value of the underlying real estate collateral exceeded the amounts outstanding under the loans as of June 30, 2024. The remaining approximately 34.0% of the portfolio, while not fully collateralized by real estate, may be partially collateralized by real estate and was secured by other forms of collateral including equipment, receivables, licenses and/or other assets of the borrowers to the extent permitted by applicable laws and regulations governing such borrowers.

As of June 30, 2024 and December 31, 2023, the carrying value, excluding the CECL Reserve, of the Company’s loans within each risk rating by year of origination is as follows:

Risk	As of June 30, 2024(1)(2)					As of December 31, 2023(1)(2)
Rating	2024	2023	2022	2021	Total	2023	2022	2021	2020	Total
1	$-	$700,000	$36,800,277	$5,253,125	$42,753,402	$820,000	$37,644,911	$-	$-	$38,464,911
2	2,166,317	68,065,389	74,931,766	45,866,618	191,030,090	51,320,161	107,007,422	46,792,941	-	205,120,524
3	6,680,000	2,466,705	39,549,008	53,958,745	102,654,458	2,466,705	5,296,308	58,829,717	-	66,592,730
4	10,000,000	-	-	35,424,717	45,424,717	-	—	43,462,445	-	43,462,445
5	-	-	-	-	-	-	-	-	-	-
Total	$18,846,317	$71,232,094	$151,281,051	$140,503,205	$381,862,667	$54,606,866	$149,948,641	$149,085,103	$-	$353,640,610

(1)
Amounts are presented by loan origination year with subsequent advances shown in the original year of origination.

(2)
Loan #9 placed on non-accrual status is included in risk rating category “4” as of June 30, 2024 and December 31, 2023.

Accounting Policies and Estimates

As of June 30, 2024, there were no significant changes in the application of our accounting policies or estimates from those presented in our annual report on Form 10-K. Refer to Note 2 to our consolidated financial statements for the six months ended June 30, 2024, titled “Significant Accounting Policies” for information on recent accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks in the ordinary course of our business. These risks primarily relate to fluctuations in interest rates. Our loans are typically valued using a yield analysis, which is typically performed for performing loans to borrowers. Changes in market yields may change the fair value of certain of our loans. Generally, an increase in market yields may result in a decrease in the fair value of certain of our loans, however this is mitigated to the extent our loans bear interest at a floating rate. As of June 30, 2024, we had 22 floating-rate loans, representing approximately 76.4% of our loan portfolio based on aggregate outstanding principal balances, subject to a Prime Rate floor. We estimate that a hypothetical 100 basis points increase in the Prime Rate would result in an increase in annual cash interest income, excluding the effects of PIK interest, of approximately $2.9 million and a 100 basis points decrease in the Prime Rate would result in a decrease in annual interest income of approximately $2.9 million. Our loans generally have a Prime Rate floor established at the prevailing Prime Rate at the time of origination. Refer to Note 3 for Prime Rate floor by loan.

In addition, our Revolving Loan is exposed to similar market risks. Changes in market rates may change the fair value of our Revolving Loan as our loan bears interest at the greater of (1) the Prime Rate plus the applicable margin and (2) 3.25%. As of June 30, 2024, we had an outstanding balance of $76.8 million under the Revolving Loan. Based on our outstanding balance as of June 30, 2024, we estimate that a hypothetical 100 basis points increase in the Prime Rate would result in an increase in annual cash interest expense, excluding unused fees, of approximately $0.8 million and a 100 basis points decrease in the Prime Rate would result in a decrease in annual interest expense of approximately $0.8 million. As of December 31, 2023, we had an outstanding balance of $66.0 million under the Revolving Loan. Based on our outstanding balance as of December 31, 2023, we estimate that a hypothetical 100 basis points increase in the Prime Rate would result in an increase in annual cash interest expense, excluding unused fees, of approximately $0.7 million and a 100 basis points decrease in the Prime Rate would result in a decrease in annual interest expense of approximately $0.7 million.

Changes in Market Interest Rates and Effect on Net Interest Income

Interest rates are highly sensitive to many factors, including fiscal and monetary policies and domestic and international economic and political considerations, as well as other factors beyond our control. We will be subject to interest rate risk in connection with our assets and our related financing obligations.

Our operating results will depend in large part on differences between the income earned on our assets and our cost of borrowing. The cost of our borrowings generally will be based on prevailing market interest rates. Periods of rising interest rates may, over time' cause:

•
the interest expense associated with our borrowings to increase, subject to any applicable ceilings, which could result in a decline in our net interest spread and net interest margin.
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

While we believe the principal amounts of our loans are generally adequately protected by underlying collateral value, there is a risk that we will not realize the entire principal value of certain loans, particularly those not fully collateralized by real estate. In order to mitigate that risk, our loans are generally collateralized by other assets, such as equipment, receivables, licenses or other assets of the borrowers to the extent permitted by applicable laws and regulations. In addition, we seek to impose strict loan covenants and seek personal or corporate guarantees for additional protection. As of June 30, 2024, 66% of our portfolio is fully secured by real estate. Our portfolio on average had real estate collateral coverage of 1.3x as of June 30, 2024, and all of our loans are secured by equity pledges of the borrower and all asset liens. As of June 30, 2023, 74% of our portfolio was fully secured by real estate and 26% had limited or no real estate collateral. Our portfolio on average had real estate collateral coverage of 1.5x as of June 30, 2023 and all of our loans were secured by equity pledges of the borrower and all asset liens.

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

Our loan portfolio as of June 30, 2024 and December 31, 2023, was concentrated with the top three borrowers representing approximately 25.7% and 28.7% of principal outstanding and approximately 23.9% and 26.4% of the total commitments, respectively. As of and for the three months ended June 30, 2024 and 2023, the top three borrowers represented approximately 30.0% and 30.3% of the total interest income, respectively. The largest loan represented approximately 10.3% and 10.9% of principal outstanding and approximately 8.8% and 9.7% of the total commitments as of June 30, 2024 and December 31, 2023, respectively.

As of June 30, 2024 and December 31, 2023, our borrowers have operations in the jurisdiction noted within the table below based on real estate collateral location or principal place of business:

As of June 30, 2024			As of December 31, 2023
Jurisdiction	Outstanding Principal (1)	Our Loan Portfolio	Jurisdiction	Outstanding Principal (1)	Our Loan Portfolio
Michigan	$57,574,677	15%	Michigan	$56,466,635	16%
Maryland	54,513,668	14%	Maryland	53,907,352	15%
Florida	45,260,357	12%	Florida	48,815,066	14%
Missouri	37,680,947	10%	Missouri	25,191,575	7%
Ohio	37,091,430	10%	Ohio	27,902,362	8%
Illinois	27,342,246	7%	Illinois	25,599,133	7%
Arizona	25,428,727	7%	Arizona	24,466,609	7%
New York	24,978,128	7%	New York	22,611,938	6%
Pennsylvania	20,887,073	5%	Pennsylvania	21,674,160	6%
Nebraska	13,023,788	3%	Nebraska	13,061,667	4%
West Virginia	12,406,340	3%	West Virginia	11,706,059	3%
Massachusetts	7,171,967	2%	Massachusetts	12,308,310	3%
California	6,680,000	2%	California	—	0%
Nevada	4,903,779	1%	Nevada	5,764,439	2%
Connecticut	6,450,000	2%	Connecticut	5,450,000	2%
Minnesota	1,188,000	0%	Minnesota	—	0%
Oregon	700,000	0%	Oregon	820,000	0%
Total	$383,281,127	100%	Total	$355,745,305	100%

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

In connection with the preparation of this quarterly report on Form 10-Q, our management, including the Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2024. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2024 to ensure that (a) information required to be disclosed in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the forms and rules of the SEC and (b) such information is accumulated and communicated to management, including the Principal Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

During the six months ended June 30, 2024, we launched and adopted a new integrated ERP system, which replaced our existing core financial system. The system enhances efficiencies and simplifies our accounting and reporting processes. In conjunction with the implementation of the ERP system, our internal processes, procedures and controls have been updated accordingly.

Except as discussed in the preceding paragraph, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2024 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

During the six months ended June 30, 2024, inflation in the United States has remained at an elevated level and may remain at an elevated level in the near-term. Rising inflation could have an adverse impact on any variable rate debt we may incur in the future, and our general and administrative expenses, as these costs could increase at a rate higher than our interest income and other revenue. The Federal Reserve raised interest rates multiple times since January 2023 to combat inflation and restore price stability and rates may remain stable. To the extent our borrowing costs increase faster than the interest income earned from our floating-rate loans, such increases may adversely affect our cash flows.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None of the Company’s officers or directors have adopted, modified or terminated trading plans under either a Rule 10b5-1 or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933) for the six months ended June 30, 2024.

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

CHICAGO ATLANTIC REAL ESTATE FINANCE, INC.

Dated: August 7, 2024	By:	/s/ Peter Sack
Peter Sack
Co-Chief Executive Officer and Director
(Principal Executive Officer)

Dated: August 7, 2024	By:	/s/ Phillip Silverman
Phillip Silverman
Chief Financial Officer
(Principal Financial Officer)