Form 10-Q
period 2024-09-30
Chicago Atlantic Real Estate Finance, Inc.
filed 2024-11-07
CIK 1867949

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 1, 2024
Common stock, $0.01 par value	19,634,482

CHICAGO ATLANTIC REAL ESTATE FINANCE, INC.

TABLE OF CONTENTS

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CHICAGO ATLANTIC REAL ESTATE FINANCE, INC.

CONSOLIDATED BALANCE SHEETS

	September 30, 2024	December 31, 2023
	(unaudited)
Assets
Loans held for investment	$338,270,022	$337,238,122
Loans held for investment - related party (Note 8)	16,402,488	16,402,488
Loans held for investment, at carrying value	354,672,510	353,640,610
Current expected credit loss reserve	(4,090,950)	(4,972,647)
Loans held for investment at carrying value, net	350,581,560	348,667,963
Loans held for sale - related party, at fair value (Note 8)	6,000,000	-
Cash and cash equivalents	6,760,433	7,898,040
Other receivables and assets, net	614,762	705,960
Interest receivable	484,361	1,004,140
Related party receivables	1,471,621	107,225
Debt securities, at fair value	-	842,269
Total Assets	$365,912,737	$359,225,597

Liabilities
Revolving loan	$54,000,000	66,000,000
Dividend payable	9,267,714	13,866,656
Related party payables	1,570,544	2,051,531
Management and incentive fees payable	1,669,116	3,243,775
Accounts payable and other liabilities	1,357,718	1,135,355
Interest reserve	2,580,887	1,074,889
Total Liabilities	70,445,979	87,372,206
Commitments and contingencies (Note 9)

Stockholders' equity
Common stock, par value $0.01 per share, 100,000,000 shares authorized and 19,634,482 and 18,197,192 shares issued and outstanding, respectively	196,345	181,972
Additional paid-in-capital	299,721,916	277,483,092
Accumulated deficit	(4,451,503)	(5,811,673)
Total stockholders' equity	295,466,758	271,853,391

Total liabilities and stockholders' equity	$365,912,737	$359,225,597

CHICAGO ATLANTIC REAL ESTATE FINANCE, INC.

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Three months ended September 30,	Three months ended September 30,	For the nine months ended September 30,	For the nine months ended September 30,
	2024	2023	2024	2023
Revenues
Interest income	$16,258,744	$15,183,450	$46,624,842	$46,369,976
Interest expense	(1,799,351)	(1,449,143)	(5,742,333)	(4,062,365)
Net interest income	14,459,393	13,734,307	40,882,509	42,307,611

Expenses
Management and incentive fees, net	1,669,116	1,601,387	5,198,738	5,539,059
General and administrative expense	1,254,062	1,251,307	3,898,864	3,833,733
Professional fees	468,652	491,107	1,327,659	1,598,376
Stock based compensation	845,524	540,426	2,213,150	942,605
(Decrease) increase in provision for current expected credit losses	(989,597)	(41,351)	(884,789)	1,193,880
Total expenses	3,247,757	3,842,876	11,753,622	13,107,653
Change in unrealized gain on debt securities, at fair value	-	85,567	(75,604)	112,767
Realized gain on debt securities, at fair value	-	-	72,428	-
Net Income before income taxes	11,211,636	9,976,998	29,125,711	29,312,725
Income tax expense	-	-	-	-
Net Income	$11,211,636	$9,976,998	$29,125,711	$29,312,725

Earnings per common share:
Basic earnings per common share	$0.57	$0.55	$1.53	$1.62
Diluted earnings per common share	$0.56	$0.54	$1.49	$1.60

Weighted average number of common shares outstanding:
Basic weighted average shares of common stock outstanding	19,625,190	18,175,467	19,094,462	18,052,293
Diluted weighted average shares of common stock outstanding	20,058,417	18,562,930	19,531,691	18,269,171

CHICAGO ATLANTIC REAL ESTATE FINANCE, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(UNAUDITED)

THREE MONTHS ENDED SEPTEMBER 30, 2024

	Common Stock		Additional Paid-In-	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Equity

Balance at July 1, 2024	19,624,458	196,245	298,922,624	(6,393,964)	292,724,905
Issuance of common stock, net of offering costs	2,700	27	(46,159)	-	(46,132)
Stock-based compensation	7,324	73	845,451	-	845,524
Dividends declared on common shares ($.47 per share)	-	-	-	(9,269,175)	(9,269,175)
Net income	-	-	-	11,211,636	11,211,636
Balance at September 30, 2024	19,634,482	$196,345	$299,721,916	$(4,451,503)	$295,466,758

THREE MONTHS ENDED SEPTEMBER 30, 2023

	Common Stock		Additional Paid-In-	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Equity

Balance at July 1, 2023	18,101,778	181,754	276,405,754	(2,897,634)	273,689,874
Issuance of common stock, net of offering costs	-	-	-	-	-
Stock-based compensation	6,848	69	540,357	-	540,426
Dividends declared on common shares ($.47 per share)	-	-	-	(8,421,905)	(8,421,905)
Net income	-	-	-	9,976,998	9,976,998
Balance at September 30, 2023	18,108,626	$181,823	$276,946,111	$(1,342,541)	$275,785,393

NINE MONTHS ENDED SEPTEMBER 30, 2024

	Common Stock		Additional Paid-In-	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Equity

Balance at December 31, 2023	18,197,192	181,972	277,483,092	(5,811,673)	271,853,391
Issuance of common stock, net of offering costs	1,309,503	13,095	20,026,952	167	20,040,214
Stock-based compensation	127,787	1,278	2,211,872	-	2,213,150
Dividends declared on common shares ($1.41 per share)	-	-	-	(27,765,708)	(27,765,708)
Net income	-	-	-	29,125,711	29,125,711
Balance at September 30, 2024	19,634,482	$196,345	$299,721,916	$(4,451,503)	$295,466,758

NINE MONTHS ENDED SEPTEMBER 30, 2023

	Common Stock		Additional Paid-In-	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Equity

Balance at December 31, 2022	17,685,952	$176,859	$268,995,848	$(5,139,684)	$264,033,023
Issuance of common stock, net of offering costs	79,862	799	1,221,553	-	1,222,352
Issuance of common stock in connection with initial public offering and concurrent private placement, net of offering costs, underwriting discounts and commissions	395,779	3,958	5,790,889	-	5,794,847
Stock-based compensation	(52,967)	207	937,821	4,647	942,675
Dividends declared on common shares ($1.41 per share)	-	-	-	(25,520,229)	(25,520,229)
Net income	-	-	-	29,312,725	29,312,725
Balance at September 30, 2023	18,108,626	$181,823	$276,946,111	$(1,342,541)	$275,785,393

CHICAGO ATLANTIC REAL ESTATE FINANCE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the nine months ended September 30,
	2024	2023
Operating activities
Net income	$29,125,711	$29,312,725

Adjustments to reconcile net income to net cash provided by operating activities:
Accretion of deferred loan origination fees and other discounts	(1,311,760)	(1,989,374)
Paid-in-kind interest	(7,688,284)	(6,343,749)
(Decrease) increase in provision for current expected credit losses	(884,789)	1,193,880
Change in unrealized gain on debt securities, at fair value	75,604	(112,767)
Realized gain on debt securities, at fair value	(72,428)	-
Amortization of debt issuance costs	262,361	405,778
Stock based compensation	2,213,150	942,605

Changes in operating assets and liabilities:
Interest receivable	519,779	(1,022,490)
Other receivables and assets, net	(58,034)	(146,364)
Interest reserve	1,505,998	(1,369,929)
Related party payables	(480,987)	271,268
Related party receivables	(1,364,396)	(3,284,900)
Purchase of debt securities, at fair value	-	(3,356,573)
Proceeds from the redemption of debt securities, at fair value	839,094	-
Management and incentive fees payable	(1,574,659)	(1,694,213)
Accounts payable and accrued expenses	225,454	106,839
Net cash provided by operating activities	21,331,814	12,912,736

Cash flows from investing activities
Issuance of and fundings of loans held for investment	(75,230,855)	(67,422,648)
Principal repayment of loans held for investment	64,198,999	62,837,108
Proceeds from sale of loans	13,000,000	13,399,712
Net cash provided by investing activities	1,968,144	8,814,172

Cash flows from financing activities
Proceeds from sale of common stock	20,796,750	7,222,363
Proceeds from borrowings on revolving loan	73,500,000	64,000,000
Repayment of borrowings on revolving loan	(85,500,000)	(59,000,000)
Dividends paid to common shareholders	(32,364,650)	(30,566,088)
Payment of debt issuance costs	(113,129)	(112,279)
Payment of offering costs	(756,536)	(284,574)
Net cash used in financing activities	(24,437,565)	(18,740,578)

Net (decrease)/increase in cash and cash equivalents	(1,137,607)	2,986,330
Cash and cash equivalents, beginning of period	7,898,040	5,715,827
Cash and cash equivalents, end of period	$6,760,433	$8,702,157

Supplemental disclosure of non-cash financing and investing activities
Interest reserve withheld from funding of loans	$4,164,021	$1,007,910
OID withheld from funding of loans held for investment	820,335	1,676,017
Dividends declared and not yet paid	9,267,714	8,568,252
Transfer of loans held for investment to loans held for sale	19,000,000	13,399,712

Supplemental information:
Interest paid during the period	$5,338,916	$3,530,521

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

The Company is externally managed by Chicago Atlantic REIT Manager, LLC (the “Manager”), a Delaware limited liability company, pursuant to the terms of the management agreement dated May 1, 2021, as amended in October 2021, by and among the Company and the Manager (the "Management Agreement"). The Management Agreement had a three-year initial term that expired on April 30, 2024. After the initial term, the management agreement is automatically renewed for one-year periods unless the Company or the Manager elects not to renew in accordance with the terms of the Management Agreement. On April 30, 2024, the Management Agreement was automatically renewed. The Manager conducts substantially all of the Company’s operations and provides asset management services for its real estate investments. For its services, the Manager is entitled to earn management fees and incentive compensation, both defined in and in accordance with the terms of the Management Agreement (Note 8). All of the Company’s investment decisions are made by the investment committee of the Manager, subject to oversight by the Company’s board of directors (the “Board”). The Manager is wholly-owned by Chicago Atlantic Group, LP. (the “Sponsor”).

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements and related notes of the Company have been prepared on the accrual basis of accounting and in conformity with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Our consolidated financial statements present the financial position, results of operations, and cash flows of Chicago Atlantic Real Estate Finance, Inc., and its wholly owned consolidated subsidiary, Chicago Atlantic Lincoln, LLC. All intercompany accounts and transactions have been eliminated in consolidation. Accordingly, these financial statements may not contain all disclosures required by generally accepted accounting principles. Reference should be made to Note 2 of the Company’s Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the period ended December 31, 2023. In the opinion of the Company, all normal recurring adjustments have been made that are necessary to the fair statement of the results of operations and financial position as of and for the periods presented. Operating results for the three and nine months ended September 30, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024.

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

Recent Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This guidance requires public entities to disclose significant expense categories and amounts for each reportable segment, along with information regarding the composition of "other segment items." Additionally, the guidance requires the disclosure of the title and position of the entity's Chief Operating Decision Maker (“CODM”), an explanation of how the CODM utilizes reported profit or loss measures to assess segment performance, and certain segment-related disclosures on an interim basis, which were previously required only annually. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024, and early adoption is permitted. The adoption of this guidance is not expected to have a significant impact on the Company's consolidated financial statements and any incremental required disclosures will be included in the Company's Annual Report on Form 10-K as of and for the year ending December 31, 2024.

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

3. LOANS HELD FOR INVESTMENT, NET

As of September 30, 2024 and December 31, 2023, the Company's portfolio included loans to 29 and 27 borrowers, respectively, that the Company has the ability and intent to hold until maturity or payoff. Loans held for investment are reported on the consolidated balance sheets at amortized cost. During the nine months ended September 30, 2024, the Company advanced approximately $76.1 million in gross loan principal.

As of September 30, 2024 and December 31, 2023, approximately 62.2% and 80.5%, respectively, of the Company’s portfolio of loans held for investment was comprised of floating rate loans that pay interest at the Prime Rate plus an applicable margin, and were subject to Prime Rate ceilings and floors as disclosed in the tables below. The carrying value of floating rate loans held for investment was approximately $220.2 million and $284.5 million as of September 30, 2024 and December 31, 2023, respectively.

The remaining 37.8% and 19.5% of the portfolio of loans held for investment is comprised of loans that pay interest at a fixed rate. The carrying value of fixed rate loans held for investment was approximately $134.5 million and $69.1 million as of September 30, 2024 and December 31, 2023, respectively.

The following tables summarize the Company’s loans held for investment as of September 30, 2024 and December 31, 2023:

	As of September 30, 2024
	Outstanding Principal (1)	Original Issue Discount	Carrying Value (1)	Weighted Average Remaining Life (Years) (2)
Senior Term Loans	$356,285,780	$(1,613,270)	$354,672,510	2.1
Current expected credit loss reserve	-	-	(4,090,950)
Total loans held at carrying value, net	$356,285,780	$(1,613,270)	$350,581,560

	As of December 31, 2023
	Outstanding Principal (1)	Original Issue Discount	Carrying Value (1)	Weighted Average Remaining Life (Years) (2)
Senior Term Loans	$355,745,305	$(2,104,695)	$353,640,610	2.1
Current expected credit loss reserve	-	-	(4,972,647)
Total loans held at carrying value, net	$355,745,305	$(2,104,695)	$348,667,963

(1)
The difference between the Carrying Value and the Outstanding Principal amount of the loans consists of unaccreted original issue discount, deferred loan fees and other upfront fees. Outstanding principal balance includes capitalized paid-in-kind ("PIK") interest, if applicable.
(2)
Weighted average remaining life is calculated based on the carrying value of the loans as of September 30, 2024 and December 31, 2023, respectively.

The following tables present changes in loans held at carrying value as of and for the nine months ended September 30, 2024 and 2023.

	Principal	Original Issue Discount	Current Expected Credit Loss Reserve	Carrying Value (1)
Balance at December 31, 2023	$355,745,305	$(2,104,695)	$(4,972,647)	$348,667,963
New fundings	76,051,190	(820,335)	-	75,230,855
Principal repayment of loans	(64,198,999)	-	-	(64,198,999)
Accretion of original issue discount	-	1,311,760	-	1,311,760
Transfer of loan held for investment to loan held for sale (2)(3)	(19,000,000)		213,913	(18,786,087)
PIK Interest	7,688,284	-	-	7,688,284
Decrease in provision for current expected credit losses	-	-	667,784	667,784
Balance at September 30, 2024	$356,285,780	$(1,613,270)	$(4,090,950)	$350,581,560

(1)
The difference between the Carrying Value and the Outstanding Principal amount of the loans consists of unaccreted original issue discount, deferred loan fees and other upfront fees. Outstanding principal balance includes capitalized PIK interest, if applicable.

(2)
During the three months ended September 30, 2024, the Company entered into a conditional assignment agreement with an affiliate under common control to sell $6.0 million of principal of Loan #11. Upon the change in management's intent to hold this portion of Loan #11 to maturity or payoff, the loan was transferred from loans held for investment to loans held for sale on the consolidated balance sheets, and was recorded at fair value of approximately $6.0 million (Note 4) (Note 8). As a result of the expected repayment of this loan at the contractual maturity date of October 4, 2024, there was no decrease to the current expected credit loss ("CECL") reserve as a result of this transfer.

(3)
On September 27, 2024, the Company transferred $13.0 million of principal of Loan #2 from loans held for investment to loans held for sale upon receipt of an offer from a third party to purchase such loan (Note 4). On September 30, 2024, the Company sold $13.0 million of Loan #2 to a third party for a selling price of $13.0 million. In connection with the transfer to held for sale classification, the Company reversed approximately $0.2 million of the CECL reserve.

	Principal	Original Issue Discount	Current Expected Credit Loss Reserve	Carrying Value (1)
Balance at December 31, 2022	$343,029,334	$(3,755,796)	$(3,940,939)	$335,332,599
New fundings	68,677,238	(1,254,590)	-	67,422,648
Principal repayment of loans	(62,837,108)	-	-	(62,837,108)
Accretion of original issue discount	-	1,989,374	-	1,989,374
Sale of loan (2)	(13,399,712)	-	-	(13,399,712)
PIK Interest	6,343,749	-	-	6,343,749
Increase in provision for current expected credit losses	-	-	(1,171,256)	(1,171,256)
Balance at September 30, 2023	$341,813,501	$(3,021,012)	$(5,112,195)	$333,680,294

(1)
The difference between the Carrying Value and the Outstanding Principal amount of the loans consists of unaccreted original issue discount, deferred loan fees and other upfront fees. Outstanding principal balance includes capitalized PIK interest, if applicable.

(2)
One loan was reclassified as held for sale from loans held for investment as the decision was made to sell the loan during the nine months ended September 30, 2023 to a syndicate of co-lenders which includes a third party and two affiliates under common control with the Manager. The sale was executed on March 31, 2023 (Note 8).

A more detailed listing of the Company’s loans held at carrying value based on information available as of September 30, 2024, is as follows:

Loan (1)	Location(s)	Initial Funding Date (1)	Maturity Date (2)	Principal Balance	Original Issue Discount	Carrying Value	Percentage of Our Loan Portfolio	Future Fundings	Interest Rate (3)	Periodic Payment (4)	YTM IRR (5)
1	Various	10/27/2022	10/30/2026	$25,354,286	$(467,213)	$24,887,073	7.0%	-	P+6.5% Cash(8)	I/O	17.2%
2	Michigan	1/13/2022	12/31/2024	27,030,728	(13,737)	27,016,991	7.6%	-	P+6.65% Cash, 4.25% PIK(6)(14)(21)	P&I	18.0%
3	Various	3/25/2021	1/29/2027	21,066,738	(593,996)	20,472,742	5.8%	-	P+9.69% Cash, 2.6% PIK(11)(15)	P&I	23.2%
4	Arizona	4/19/2021	6/17/2026	6,626,809	-	6,626,809	1.9%	-	11.91% Cash	I/O	17.0%
5	Massachusetts	4/19/2021	4/30/2025	2,721,680	-	2,721,680	0.8%	-	P+12.25% Cash(6)	P&I	22.7%
6	Michigan	8/20/2021	1/30/2026	4,818,354	-	4,818,354	1.4%	-	15% Cash	P&I	17.7%
7	Illinois, Arizona	8/24/2021	6/30/2025	20,579,082	(64,158)	20,514,924	5.8%	-	P+6% Cash, 2% PIK(9)	P&I	19.4%
8	West Virginia	9/1/2021	12/31/2025	8,491,943	-	8,491,943	2.4%	-	10% Cash	P&I	15.0%
9	Pennsylvania	9/3/2021	6/30/2024	16,402,488	-	16,402,488	4.6%	-	P+10.75% Cash, 3% PIK(6)(16)	P&I	16.3%
11	Maryland	9/30/2021	10/4/2024	27,824,509	-	27,824,509	7.8%	-	P+8.75% Cash, 2% PIK(6)(17)	I/O	22.0%
12	Various	11/8/2021	4/30/2025	8,676,876	(16,447)	8,660,429	2.4%	-	P+7% Cash(10)	P&I	19.6%
16	Florida	12/30/2021	8/31/2025	6,557,500	(34,791)	6,522,709	1.8%	-	16.75% Cash	I/O	33.1%
18	Ohio	2/3/2022	12/31/2025	23,639,667	(51,891)	23,587,776	6.7%	-	P+1.75% Cash, 5% PIK(9)(18)	P&I	16.6%
19	Florida	3/11/2022	12/31/2025	19,029,907	(29,862)	19,000,045	5.4%	-	11% Cash, 5% PIK	P&I	16.5%
20	Missouri	5/9/2022	5/30/2025	17,111,787	(36,831)	17,074,956	4.8%	-	11% Cash, 2% PIK	P&I	14.7%
21	Illinois	7/1/2022	7/29/2026	6,718,164	(40,316)	6,677,848	1.9%	-	P+7% Cash, 2% PIK(9)	P&I	23.4%
23	Arizona	3/27/2023	3/31/2026	1,680,000	(24,864)	1,655,136	0.5%	-	P+7.5% Cash(12)	P&I	18.7%
24	Oregon	3/31/2023	9/27/2026	660,000	-	660,000	0.2%	-	P+10.5% Cash(7)	P&I	21.5%
25	New York	8/1/2023	6/29/2036	25,849,894	-	25,849,894	7.3%	-	15% Cash	P&I	16.6%
26	Connecticut	8/31/2023	4/30/2026	6,450,000	(77,024)	6,372,976	1.8%	-	14% Cash	P&I	19.0%
27	Nebraska	8/15/2023	6/30/2027	13,000,000	-	13,000,000	3.7%	-	P+6.5% Cash(19)	P&I	16.1%
28	Ohio	9/13/2023	3/13/2025	2,466,705	-	2,466,705	0.7%	-	15% Cash	P&I	17.4%
29	Illinois	10/11/2023	10/9/2026	2,025,634	-	2,025,634	0.6%	-	11.4% Cash, 1.5% PIK	P&I	14.7%
30	Missouri, Arizona	12/20/2023	12/31/2026	19,600,000	(156,863)	19,443,137	5.5%	-	P+7.75% Cash(13)	I/O	18.7%
31	California, Arizona	1/3/2024	5/3/2026	6,680,000	-	6,680,000	1.9%	-	P+8.75% Cash(10)	I/O	18.6%
32	Nevada	4/15/2024	8/15/2027	-	-	-	0.0%	6,000,000	P+6.5% Cash(12)(20)	I/O	17.7%
33	Minnesota	5/20/2024	5/28/2027	1,152,000	(5,277)	1,146,723	0.3%	-	12% Cash	P&I	12.9%
34	Arizona	6/17/2024	5/29/2026	10,000,000	-	10,000,000	2.8%	-	11.91% Cash	I/O	12.8%
35	California	8/23/2024	8/23/2027	24,071,029	-	24,071,029	6.8%	-	12% Cash, 3% PIK	P&I	16.3%
			Total	$356,285,780	$(1,613,270)	$354,672,510	100%	$6,000,000		Wtd Average	18.2%

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
(6)
This Loan is subject to a prime rate floor of 3.25%
(7)
This Loan is subject to a prime rate floor of 5.50%
(8)
This Loan is subject to a prime rate floor of 6.25%
(9)
This Loan is subject to a prime rate floor of 7.00%
(10)
This Loan is subject to a prime rate floor of 7.50%
(11)
This Loan is subject to a prime rate floor of 7.75%
(12)
This Loan is subject to a prime rate floor of 8.00%
(13)
This Loan is subject to a prime rate floor of 8.50%
(14)
This Loan is subject to a prime rate cap of 5.85%
(15)
The aggregate principal balance outstanding of Loan #3 is comprised of two tranches. The first tranche has a principal balance $16.8 million, a floating interest rate of prime plus 7.75% cash and 2.75% PIK and a maturity date of January 29, 2027. The second tranche has a principal balance of $4.3 million, and bears an interest rate of 15.00% and 2.00% PIK, and a maturity date of November 29, 2024. The statistics presented reflect the weighted average of the rate terms under both tranches for the total aggregate loan commitment.
(16)
As of May 1, 2023, Loan #9 was placed on non-accrual status and remains on non-accrual as of September 30, 2024. Loan #9 is included on the consolidated balance sheet as a loan held for investment – related party (Note 8). This loan had an original maturity date of June 30, 2024 and is included in amounts past due in the tables below.
(17)
This loan was repaid in full in October 2024 and carried a zero CECL reserve as of September 30, 2024. The maturity date presented reflects the date of repayment. During the quarter ended September 30, 2024, $6.0 million of principal of Loan #11 was reclassified as held for sale, at fair value (Note 4).
(18)
An affiliate under common control holds a controlling equity investment in this portfolio company (Note 8).
(19)
This loan has floating grid pricing based on the Prime Rate plus a spread of 5.00% to 8.75% based on monthly annualized EBITDA performance. As of September 30, 2024, the applied interest rate is Prime Rate + 6.50%.
(20)
This loan earns an unused fee on the unfunded commitment at an annual rate of 1.2%. The unfunded commitment of $6.0 million was advanced in October 2024 (Note 15).
(21)
On September 27, 2024, $13.0 million of principal of Loan #2 was reclassified to held for sale, and was subsequently sold to a third party at a price of $13.0 million on September 30, 2024. The remaining balance presented is held for investment as of September 30, 2024.

The following table presents aging analyses of past due loans by amortized cost, excluding the CECL reserve, as of September 30, 2024 and December 31, 2023. As of September 30, 2024 and December 31, 2023, there was one loan with principal greater than 90 days past due.

	As of September 30, 2024
	Current Loans (1)	31-60 Days Past Due	61-90 Days Past Due	90+ Days Past Due (2)	Total Past Due	Total Loans	Non- Accrual(2)
Senior Term Loans	$338,270,022	$-	$-	$16,402,488	$16,402,488	$354,672,510	$16,402,488
Total	$338,270,022	$-	$-	$16,402,488	$16,402,488	$354,672,510	$16,402,488

(1)
Loans 1-30 days past due are included in the current loans.
(2)
On May 1, 2023, Loan #9 was placed on non-accrual status. On June 20, 2023, the Administrative Agent to Loan #9 issued an acceleration notice requesting immediate payment of all amounts outstanding and therefore is greater than 90 days past due as of September 30, 2024. . On December 1, 2023 Loan #6 was placed on non-accrual status. In March 2024, the Company entered into an amendment to Loan #6, which extended the maturity date to April 15, 2024. In the second quarter, the Company entered into an additional amendment to Loan #6, which extended the maturity date from April 15, 2024 to January 30, 2026 and restored Loan #6 to accrual status.

	As of December 31, 2023
	Current Loans (1)	31-60 Days Past Due	61-90 Days Past Due	90+ Days Past Due	Total Past Due	Total Loans	Non- Accrual(2)
Senior Term Loans	$337,238,122	$-	$-	$16,402,488	$16,402,488	$353,640,610	$20,666,374
Total	$337,238,122	$-	$-	$16,402,488	$16,402,488	$353,640,610	$20,666,374

(1)
Loans 1-30 days past due are included in the current loans.
(2)
On May 1, 2023, Loan #9 was placed on non-accrual status. On June 20, 2023, the Administrative Agent to Loan #9 issued an acceleration notice requesting immediate payment of all amounts outstanding and therefore is 90 days past due as of December 31, 2023.. On December 1, 2023 Loan #6 was placed on non-accrual status.

Non-Accrual Loans

As of September 30, 2024 and December 31, 2023, there were one and two loans placed on non-accrual status, respectively.

Loan #9 was placed on non-accrual status as of May 1, 2023 and has both an outstanding principal balance and carrying value of approximately $16.4 million as of September 30, 2024 and December 31, 2023, respectively, and carries a reserve for current expected credit losses of approximately $1.4 million as of September 30, 2024. The Company ceased accruing interest on the first date of delinquency, based on expectation of its ability to collect all amounts then due from the borrower. As a result, there was no accrued interest to write-off when the loan was placed on non-accrual.

Loan #6 was placed on non-accrual status as of December 1, 2023 and had an outstanding principal balance and carrying value of approximately $4.3 million as of December 31, 2023. In March 2024, the Company entered into an amendment to Loan #6, which extended the maturity date to April 15, 2024. In connection with this amendment, Loan #6 was restored to accrual status. In the second quarter, the Company entered into an additional amendment to Loan #6, which extended the maturity date from April 15, 2024 to January 30, 2026.

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

The risk ratings are primarily based on historical data and current conditions specific to each portfolio company, as well as consideration of future economic conditions and each borrower’s estimated ability to meet debt service requirements. The risk ratings shown in the following table as of September 30, 2024 and December 31, 2023 consider borrower specific credit history and performance and reflect a quarterly re-evaluation of overall current macroeconomic conditions affecting the Company’s borrowers. As interest rates have decreased due to declining rates from the Federal Reserve Board, it has positively impacted borrowers’ ability to service their debt obligations on a global scale. The changes in risk ratings had an effect on the level of the CECL reserve though, other than the one loan placed on non-accrual status, the loans continued to perform as expected. For approximately 60.9% of the portfolio, the fair value of the underlying real estate collateral exceeded the amounts outstanding under the loans as of September 30, 2024. The remaining approximately 39.1% of the portfolio, while not fully collateralized by real estate, is generally secured by some real estate and is secured by other forms of collateral including equipment, receivables, licenses and/or other assets of the borrowers to the extent permitted by applicable laws and regulations governing such borrowers. The amounts below exclude the apportionment of real estate collateral permissible under the applicable income and asset tests for REIT eligibility.

As of September 30, 2024 and December 31, 2023, the carrying value, excluding the CECL reserve, of the Company’s loans held for investment within each risk rating category by year of origination is as follows:

Risk	As of September 30, 2024(1)(2)					As of December 31, 2023(1)(2)
Rating	2024	2023	2022	2021	Total	2023	2022	2021	Total
1	$-	$660,000	$36,075,001	$27,824,512	$64,559,513	$820,000	$37,644,911	$-	$38,464,911
2	41,394,426	68,346,777	59,448,763	20,514,924	189,704,890	51,320,161	107,007,422	46,792,941	205,120,524
3	21,694,652	2,466,705	27,016,991	11,382,108	62,560,456	2,466,705	5,296,308	58,829,717	66,592,730
4	10,000,000	-	-	27,847,651	37,847,651	-	-	43,462,445	43,462,445
5	-	-	-	-	-	-	-	-	-
Total	$73,089,078	$71,473,482	$122,540,755	$87,569,195	$354,672,510	$54,606,866	$149,948,641	$149,085,103	$353,640,610

(1)
Amounts are presented by loan origination year with subsequent advances shown in the original year of origination.
(2)
Loan #9 placed on non-accrual status is included in risk rating category “4” and has a reserve for current expected credit losses of approximately $1.4 million as of September 30, 2024 and $1.5 million as of December 31, 2023.

Real estate collateral coverage is also a significant credit quality indicator, and real estate collateral coverage, excluding the CECL Reserve, was as follows as of September 30, 2024 and December 31, 2023:

As of September 30, 2024(1)
	< 1.0x	1.0x – 1.25x	1.25x – 1.5x	1.50x – 1.75x	1.75x – 2.0x	> 2.0x	Total
Fixed-rate	$25,522,754	$69,462,584	$17,773,533	$-	$-	$8,398,610	$121,157,481
Floating-rate	112,344,705	36,917,412	6,677,848	32,079,719	27,016,991	18,478,354	233,515,029
	$137,867,459	$106,379,996	$24,451,381	$32,079,719	$27,016,991	$26,876,964	$354,672,510

As of December 31, 2023(1)
	< 1.0x	1.0x – 1.25x	1.25x – 1.5x	1.50x – 1.75x	1.75x – 2.0x	> 2.0x	Total
Fixed-rate	$2,466,706	$-	$49,041,867	$17,613,043	$-	$-	$69,121,616
Floating-rate	104,322,083	35,491,887	38,729,046	15,396,370	5,296,308	85,283,300	284,518,994
	$106,788,789	$35,491,887	$87,770,913	$33,009,413	$5,296,308	$85,283,300	$353,640,610

(1)
Real estate collateral coverage is calculated based upon most recent third party appraised values. The Company generally obtains a new appraisal of all material real estate collateral at least once annually.

Geography concentration of our loans held for investment is also a significant credit quality indicator. As of September 30, 2024 and December 31, 2023, our borrowers have operations in the jurisdictions in the table below:

As of September 30, 2024			As of December 31, 2023
Jurisdiction	Outstanding Principal (1)	Percentage of Our Loan Portfolio	Jurisdiction	Outstanding Principal (1)	Percentage of Our Loan Portfolio
Maryland	$48,829,536	14%	Maryland	$53,907,352	15%
Pennsylvania	41,756,774	12%	Pennsylvania	21,674,160	6%
Ohio	34,783,248	10%	Ohio	27,902,362	8%
Missouri	34,327,575	10%	Missouri	25,191,575	7%
Michigan	31,849,084	9%	Michigan	56,466,635	16%
Illinois	28,625,165	8%	Illinois	25,599,133	7%
California	26,739,191	8%	California	-	-%
New York	25,849,894	7%	New York	22,611,938	6%
Florida	25,587,407	7%	Florida	48,815,066	14%
Arizona	25,400,574	7%	Arizona	24,466,609	7%
Nebraska	13,000,000	4%	Nebraska	13,061,667	4%
West Virginia	8,491,943	2%	West Virginia	11,706,059	3%
Connecticut	6,450,000	2%	Connecticut	5,450,000	2%
Massachusetts	2,783,391	1%	Massachusetts	12,308,310	3%
Minnesota	1,152,000	0%	Minnesota	-	-%
Oregon	660,000	0%	Oregon	820,000	-%
Nevada	-	-%	Nevada	5,764,439	2%
Total	$356,285,780	100%	Total	$355,745,305	100%

(1)
The principal balance of the loans not secured by real estate collateral are included in the jurisdiction representing the principal place of business.

CECL Reserve

The Company records an allowance for current expected credit losses for its loans held for investment. The allowances are deducted from the gross carrying amount of the assets to present the net carrying value of the amounts expected to be collected on such assets. The Company estimates its CECL Reserve using among other inputs, third party valuations, and a third party probability-weighted model that considers the likelihood of default and expected loss given default for each individual loan based on the risk profile for approximately three years after which we immediately revert to use of historical loss data.

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

In addition, the Company reviews each loan on a quarterly basis and evaluates the borrower’s ability to pay the monthly interest and principal, if required, as well as the loan-to-value (LTV) ratio. When evaluating qualitative factors that may indicate the need for a CECL Reserve, the Company forecasts losses considering a variety of factors. In considering the potential current expected credit loss, the Manager primarily considers significant inputs to the Company’s forecasting methods, which include (i) key loan-specific inputs such as the value of the real estate collateral, liens on equity (including the equity in the entity that holds the state-issued license to cultivate, process, distribute, or retail cannabis), presence of personal or corporate guarantees, among other credit enhancements, LTV ratio, rate type (fixed or floating) and IRR, loan-term, geographic location, and expected timing and amount of future loan fundings, (ii) performance against the underwritten business plan and the Company’s internal loan risk rating, and (iii) a macro-economic forecast. Estimating the enterprise value of our borrowers in order to calculate LTV ratios is often a significant estimate. The Manager utilizes a third party valuation appraiser to assist with the Company’s valuation process primarily using comparable transactions to estimate enterprise value of its portfolio companies and supplement such analysis with a multiple-based approach to enterprise value to revenue multiples of publicly-traded comparable companies obtained from S&P Capital IQ as of September 30, 2024, to which the Manager may apply a private company discount based on the Company’s current borrower profile. During the nine-month period ended September 30, 2024, the Company observed that valuation multiples of publicly traded companies in the industry generally improved as a result of macro-economic factors. Such factors include, but are not limited to, expectations surrounding future interest rate changes by the Federal Reserve and public announcements about proposed regulatory reform relating to a potential rescheduling of cannabis at the federal level. Management contemplates the impacts of these macro-economic factors during the forecast period when determining enterprise value and ultimately, the CECL reserve. Estimates may change in future periods based on available future macro-economic data and might result in a material change in the Company’s future estimates of expected credit losses for its loan portfolio.

During the three months ended September 30, 2024, we received full repayments of three loans which had an aggregate principal balance of $32.3 million at the date of repayment. These loans carried an aggregate CECL reserve of $0.6 million as of June 30, 2024, thereby contributing to $0.6 million of the $1.0 million reversal of the CECL provision during the third quarter. Furthermore, during the quarter ended September 30, 2024, the Company transferred $13.0 million of principal of Loan #2 from loans held for investment to loans held for sale, and reversed approximately $0.2 million of the CECL reserve in connection with the transfer. Additionally, loans risk rated "3" and "4" decreased to approximately 28.3% of the portfolio at September 30, 2024 from 38.7% of the portfolio at June 30, 2024, as a result of improved valuations and borrower specific performance. Meanwhile, loans risk rated "1" and "2" increased to approximately 71.7% from 61.3% during the same period. Loans risk rated "1" and "2" both generally are expected to result in a full repayment of principal and generally do not carry materially different CECL reserves based on risk ratings alone. The improvement in portfolio risk ratings during the three months ended September 30, 2024 correspond to the remaining reversal of the CECL reserve during the third quarter of 2024.

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

In order to estimate the future expected loan losses relevant to the Company’s portfolio, the Company utilizes historical market loan loss data obtained from a third party database for commercial real estate loans, which the Company believes is a reasonably comparable and available data set to use as an input for its type of loans. The Company believes this dataset to be representative for future credit losses whilst considering that the cannabis industry is maturing, and consumer adoption, demand for production, and retail capacity are increasing akin to commercial real estate over time. For periods beyond the reasonable and supportable forecast period, the Company reverts back to historical loss data.

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

Activity related to the CECL Reserve for outstanding balances and unfunded commitments on the Company’s loans held at carrying value and loans receivable at carrying value as of and for the nine months ended September 30, 2024 and 2023 is presented in the table below.

	Outstanding	Unfunded	Total
Balance at December 31, 2023	$4,972,647	$3,092	$4,975,739
Decrease in provision for current expected credit losses	(881,697)	(3,092)	(884,789)
Balance at September 30, 2024	$4,090,950	$-	$4,090,950

	Outstanding	Unfunded	Total
Balance at December 31, 2022	$3,940,939	$94,415	$4,035,354
Increase in provision for current expected credit losses	1,171,256	22,623	1,193,880
Balance at September 30, 2023	$5,112,195	$117,038	$5,229,234

The Company has made an accounting policy election to exclude accrued interest receivable from the amortized cost basis of the related loans held for investment in determining the CECL Reserve, as any uncollectible accrued interest receivable is written off in a timely manner. To date, the Company has had zero write-offs related to uncollectible interest receivable, but will discontinue accrual of interest on loans if deemed to be uncollectible, with any previously accrued uncollected interest on the loan charged to interest income in the same period. For the two loans on non-accrual as of December 31, 2023, one of which remained on non-accrual as of September 30, 2024, the Company ceased accruing interest on the first date of delinquency, based on expectation of its ability to collect all amounts then due from the borrower. As a result, there was no accrued interest to write-off when the loan was placed on non-accrual status.

4. LOANS HELD FOR SALE, AT FAIR VALUE

The Company's loans are generally classified as held for investment; however, once the Company decides to sell all or a portion of a loan, it is transferred from held for investment to held for sale and carried at fair value. As of September 30, 2024, the Company's portfolio included one loan that the Company has designated as held for sale. There were no loans classified as held for sale as of December 31, 2023. The Company's loans held for sale is reported on the consolidated balance sheets, at fair value, as of September 30, 2024.

The following table presents the changes in loans held for sale as of and for the nine months ended September 30, 2024. There were no loans held for sale as of and for the nine months ended September 30, 2023.

	Principal	Original Issue Discount	Unrealized Gains (Losses)	Fair Value (1)
Balance at December 31, 2023	$-	-	$-	$-
Transfer of loans held for investment to loans held for sale (2)(3)	19,000,000	-	-	19,000,000
Principal repayment of loans	-	-	-	-
Accretion of original issue discount	-	-	-	-
Sale of loan (3)	(13,000,000)	-	-	(13,000,000)
Balance at September 30, 2024	$6,000,000	$-	$-	$6,000,000

(1)
Refer to Note 13.

(2)
During the three months ended September 30, 2024, the Company entered into a conditional assignment agreement with an affiliate under common control to sell $6.0 million of principal of Loan #11 (Note 3). Upon the change in management's intent to hold this portion of Loan #11 to maturity or payoff, this portion of the loan was transferred from loans held for investment to loans held for sale on the consolidated balance sheets, and was recorded at fair value of $6.0 million (Note 8). The terms of this portion of Loan #11 held for sale are consistent with those presented for this loan in Note 3. The remaining $27.8 million principal balance of Loan #11 is included in loans held for investment as of September 30, 2024.

(3)
On September 27, 2024, the Company transferred $13.0 million of principal of Loan #2 from held for investment to held for sale upon receipt of an offer from a third party to purchase such loan. On September 30, 2024, the Company sold $13.0 million of Loan #2 to a third party for a selling price of $13.0 million, and therefore this loan is not included in loans held for sale as of September 30, 2024. In connection with the transfer to held for sale classification, the Company reversed approximately $0.2 million of the CECL reserve (Note 3).

As of September 30, 2024, the balance of $6.0 million of loans held for sale constitutes a portion of Loan #11. This loan was sold on October 1, 2024, at a selling price of $6.0 million (Note 15).

5. INTEREST RECEIVABLE

The following table summarizes the Company's interest receivable as of September 30, 2024, and December 31, 2023:

	As of September 30, 2024	As of December 31, 2023
Interest receivable	$477,961	$973,140
Unused fees receivable	6,400	31,000
Total interest receivable	$484,361	$1,004,140

The following table presents aging analyses of past due loans by class as of September 30, 2024, and December 31, 2023, respectively:

	As of September 30, 2024
	Current Loans (1)	31-60 Days Past Due	61-90 Days Past Due	90+ Days Past Due (and accruing)	Total Past Due	Total Loans	Non- Accrual(2)
Interest receivable	$484,361	$-	$-	$-	$-	$484,361	$-
Total	$484,361	$-	$-	$-	$-	$484,361	$-

	As of December 31, 2023
	Current Loans (1)	31-60 Days Past Due	61-90 Days Past Due	90+ Days Past Due (and accruing)	Total Past Due	Total Loans	Non- Accrual(2)
Interest receivable	$838,537	$62,189	$66,335	$37,079	$165,603	$1,004,140	$165,603
Total	$838,537	$62,189	$66,335	$37,079	$165,603	$1,004,140	$165,603

(1)
Loans 1-30 days past due are included in the current loans. Amounts are presented on a gross and net basis, including the effects of any interest reserves for non-accrual loans.
(2)
On May 1, 2023, Loan #9 was placed on non-accrual status with an outstanding principal amount of approximately $16.3 million. As of September 30, 2024, Loan #9 has principal greater than 90 days past due, however there is $0 of accrued interest receivable relating to Loan #9. On December 1, 2023 Loan #6 was placed on non-accrual status. In March 2024, the Company entered into an amendment to Loan #6, which extended the maturity date to April 15, 2024. In the second quarter, the Company entered into an additional amendment to Loan #6, which extended the maturity date from April 15, 2024 to January 30, 2026 and restored Loan #6 to accrual status.

6. INTEREST RESERVE

As of September 30, 2024 and December 31, 2023, the Company had five loans and one loan, respectively, that included a prepaid interest reserve.

The following table presents changes in interest reserves as of September 30, 2024 and December 31, 2023, respectively:

	September 30, 2024	December 31, 2023
Beginning reserves	$1,074,889	$1,868,193
New reserves	4,164,021	2,238,348
Reserves disbursed	(2,658,023)	(3,031,652)
Ending reserve	$2,580,887	$1,074,889

7. DEBT

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

On February 27, 2023, Chicago Atlantic Lincoln, LLC ("CAL") entered into an amendment to the Third Amendment and Restatement (the “Amendment”). The Amendment extended the contractual maturity date of the Revolving Loan until December 16, 2024 and the Company retained its option to extend the initial term for an additional one-year period, provided no events of default exist and the Company provides 365 days’ notice of the extension pursuant to the Amendment. No other material terms of the Revolving Loan were modified as a result of the execution of the Amendment. The Company incurred debt issuance costs of $2,988 related to the Amendment, which were capitalized and are subsequently amortized through maturity.

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

On September 30, 2024, CAL entered into the Sixth Amended and Restated Loan and Security Agreement (the "Sixth Amendment"). The Sixth Amendment increased the current loan commitment from $105.0 million to $110.0 million. No other material terms were modified as a result of the execution of this amendment.

The Revolving Loan provides for certain affirmative covenants, including requiring us to deliver financial information and any notices of default, and conducting business in the normal course. Additionally, the Company must comply with certain financial covenants including: (1) maximum capital expenditures of $150,000, (2) maintaining a debt service coverage ratio greater than 1.35 to 1, and (3) maintaining a leverage ratio less than 1.50 to 1. As of September 30, 2024, the Company is in compliance with all financial covenants with respect to the Revolving Loan.

As of September 30, 2024 and December 31, 2023, unamortized debt issuance costs related to the Revolving Loan, including all amendments and amendments and restatements thereto, as applicable, of $261,217 and $366,592, respectively, are recorded in other receivables and assets, net on the consolidated balance sheets.

During the nine months ended September 30, 2024, the Company had net borrowings and repayments of $(12.0) million against the Revolving Loan. As of September 30, 2024, the Company had $56.0 million available under the Revolving Loan. Additionally, as of September 30, 2024, $155.3 million of the Company's loan portfolio, at principal, are pledged as collateral in the borrowing base of the Revolving Loan.

The following table reflects a summary of interest expense incurred during the three and nine months ended September 30, 2024 and 2023.

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Interest expense	$1,701,480	$1,276,292	$5,454,281	$3,588,712
Unused fee expense	18,104	26,174	25,691	67,875
Amortization of debt issuance costs	79,767	146,677	262,361	405,778
Total interest expense	$1,799,351	$1,449,143	$5,742,333	$4,062,365

The following table summarizes our debt maturities as of September 30, 2024:

	Total	2024	2025	2026	2027	2028	Thereafter
Revolving loan	$54,000,000	-	-	$54,000,000	-	-	-
Total	$54,000,000	$-	$-	$54,000,000	$-	$-	$-

8. RELATED PARTY TRANSACTIONS

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

The Manager is entitled to receive base management fees (the “Base Management Fee”) that are calculated and payable quarterly in arrears, in an amount equal to 0.375% of the Company’s Equity, determined as of the last day of each such quarter; reduced by an amount equal to 50% of the pro rata amount of origination fees earned and paid to the Manager during the applicable quarter for loans that were originated on the Company’s behalf by the Manager or affiliates of the Manager (“Outside Fees”). For the three and nine months ended September 30, 2024, the Base Management Fee payable was reduced by Outside Fees in the amount of $60,000 and $91,571, respectively. For the three and nine months ended September 30, 2023, the Base Management Fee payable was reduced by Outside Fees in the amount of $0 and $130,000, respectively.

In addition to the Base Management Fee, the Manager is entitled to receive incentive compensation (the “Incentive Compensation” or “Incentive Fees”) under the Management Agreement. Under the Management Agreement, the Company will pay Incentive Fees to the Manager based upon the Company’s achievement of targeted levels of Core Earnings. “Core Earnings” is defined in the Management Agreement as, for a given period, the net income (loss) for such period, computed in accordance with GAAP, excluding (i) non-cash equity compensation expense, (ii) the Incentive Compensation, (iii) depreciation and amortization, (iv) any unrealized gains or losses or other non-cash items that are included in net income for the applicable reporting period, regardless of whether such items are included in other comprehensive income or loss, or in net income, and (v) one-time events pursuant to changes in GAAP and certain non-cash charges, in each case after discussions between the Manager and the members of the Compensation Committee of the Board, each of whom are Independent Directors, and approved by a majority of the members of the Compensation Committee. Incentive compensation for the three months ended September 30, 2024 and 2023 was $606,737 and $545,966, respectively. Incentive compensation for the nine months ended September 30, 2024 and 2023 was $1,986,008 and $2,532,026, respectively.

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

The following table summarizes the related party fees and expenses incurred by the Company for the three and nine months ended September 30, 2024 and 2023.

	For the three months ended September 30,		For the nine months ended September 30,
	2024	2023	2024	2023
Affiliate Payments
Management fees earned	$1,122,379	$1,055,421	$3,304,301	$3,137,033
Less: Outside Fees earned	(60,000)	—	(91,571)	(130,000)
Base management fees, net	1,062,379	1,055,421	3,212,730	3,007,033
Incentive fees	606,737	545,966	1,986,008	2,532,026
Total management and incentive fees earned	1,669,116	1,601,387	5,198,738	5,539,059
General and administrative expenses reimbursable to Manager	1,110,611	1,144,907	3,455,367	3,533,493
Total	$2,779,727	$2,746,294	$8,654,105	$9,072,552

General administrative expenses reimbursable to the Manager are included in the related party payable line item of the consolidated balance sheets as of September 30, 2024 and December 31, 2023. Total amounts payable to the Manager as of September 30, 2024 and December 31, 2023 were approximately $2.8 million and $5.3 million, respectively, which included bonuses accrued of $0.7 million and $1.2 million which are not reimbursed until paid in cash by the Manager.

Co-Investment in Loans

From time to time, the Company may co-invest with other investment vehicles under common control with the Manager. Such co-investments are made in accordance with the Manager and its affiliates' investment allocation policies. In certain cases, these affiliated investment vehicles hold an equity interest, which may be in the form of warrants or other convertible instruments, in the same portfolio company and/or borrower to which the Company is a lender, and such equity interests may represent a controlling interest. As of September 30, 2024, the Company has made a loan to one borrower (Loan #18), in which investment vehicles under common control hold a control equity investment (Note 3).

The Company is not obligated to provide, nor has it provided, any financial support to the other managed investment vehicles. As such, the Company’s risk is limited to the carrying value of its investment in any such loan. As of September 30, 2024 and December 31, 2023, 21 and 20 of the Company’s portfolio companies were co-invested by affiliates of the Company, respectively.

Certain syndicated co-investments originated by affiliates of the Manager may include other consideration, generally in the form of warrants or other equity interests. Prior to, or concurrent with, the origination of the investment, the Company may elect to assign the right (the “Assigned Right”) to the equity consideration to an affiliate, in exchange for an additional upfront fee in an amount equal to the fair value of the equity consideration on a pro-rata basis. During the nine months ended September 30, 2024 and 2023, the Company sold Assigned Rights amounting to $0.6 million and $0.2 million, respectively.

Loan transactions with related parties

On January 24, 2023, the Company purchased a senior secured loan from an affiliate under common control with the Manager. The purchase price of approximately $19.3 million was approved by the audit committee of the Board. The fair value approximated the carrying value of the loan of $19.0 million, plus accrued and unpaid interest through the purchase date of $0.3 million.

On March 31, 2023, the Company sold a senior secured loan to a syndicate of co-lenders, including a third party and two affiliates under common control with the Manager. The total selling price of approximately $14.2 million was approved by the audit committee of the Board. The fair value approximated the carrying value of the loan of $13.4 million plus accrued unpaid interest of $0.8 million through the sale date.

Loans held for sale – related party

In September 2024, the Company entered into a conditional assignment agreement with an affiliate under common control to sell $6.0 million of principal of Loan #11. Upon the change in management's intent to hold this portion of Loan #11 to maturity or payoff, the loan was transferred from loans held for investment to loans held for sale on the consolidated balance sheets, and was recorded at fair value of $6.0 million (Note 4). Because the amortized cost of the loan equaled the fair value as of September 30, 2024, no valuation allowance has been recorded against the loan held for sale.

On October 1, 2024, upon satisfaction of the conditions precedent to the assignment, the Company completed the sale at a price of approximately $6.0 million or 100% of par. The selling price was approved by the audit committee of the Board, and equaled the carrying value as of the sale date. The remaining balance of Loan #11 was repaid in full on the contractual maturity date on October 4, 2024 (Note 15).

Loans held for investment – related party

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

As described in Note 3, Loan #9 remains on non-accrual status and the Company will continue to cease further recognition of income until such events of default are cured or obligations are repaid. As of September 30, 2024, Loan #9 is held on the consolidated balance sheet as a loan held for investment – related party with a carrying value of approximately $16.4 million.

9. COMMITMENTS AND CONTINGENCIES

Off-Balance Sheet Arrangements

Off-balance sheet commitments may consist of unfunded commitments on delayed draw term loans. The Company does not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured investment vehicles, special purpose entities, or variable interest entities, established to facilitate off-balance sheet arrangements or other contractually narrow or limited purposes. Further, the Company has not guaranteed any obligations of unconsolidated entities or entered into any commitment to provide additional funding to any such entities. As of September 30, 2024 and December 31, 2023, the Company had the following unfunded commitments on existing loans.

	As of September 30, 2024	As of December 31, 2023
Total original loan commitments	$399,706,770	$378,849,998
Less: drawn commitments	$(393,706,770)	$(371,349,998)
Total undrawn commitments	$6,000,000	$7,500,000

Refer to “Note 3 - Loans Held for Investment, Net” for further information regarding the CECL Reserve attributed to unfunded commitments. Total original loan commitments includes the impact of principal payments received since origination of the loan and future amounts to be advanced at sole discretion of the lender.

The following table summarizes our material commitments as of September 30, 2024:

	Total	2024(1)	2025	2026	2027	2028	Thereafter
Undrawn commitments	$6,000,000	$6,000,000	$-	$-	$-	$-	$-
Total	$6,000,000	$6,000,000	$-	$-	$-	$-	$-

(1) The undrawn commitment presented relates to Loan #32, which has an outstanding principal balance of $0 as of September 30, 2024. This unfunded commitment was advanced to the borrower in October 2024 upon conditions precedent to the funding having been met.

Other Contingencies

The Company from time to time may be a party to litigation in the normal course of business. As of September 30, 2024, the Company is not aware of any legal claims that could materially impact its business, financial condition, or results of operations.

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

10. STOCKHOLDERS’ EQUITY

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

As of September 30, 2024 and December 31, 2023, the maximum number of shares of the Company’s common stock that may be delivered pursuant to awards under the 2021 Plan (the “Share Limit”) equals 8.50% of the issued and outstanding shares of the Company’s common stock on a fully-diluted basis following the completion of the initial public offering ("IPO"). Shares that are subject to or underlie awards that expire or for any reason are cancelled or terminated, are forfeited, fail to vest, or for any other reason are not paid or delivered under the 2021 Plan will not be counted against the Share Limit and will again be available for subsequent awards under the 2021 Plan.

There were 0 and 1,147 shares forfeited during the nine months ended September 30, 2024 and 2023, respectively. As individual awards and options become fully vested, stock-based compensation expense is adjusted to recognize actual forfeitures.

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

Based on the closing market price of our common stock on September 30, 2024 of $15.51 and December 31, 2023 of $16.18, the aggregate intrinsic value of our restricted stock awards was as follows:

	As of September 30, 2024		As of December 31, 2023
	Outstanding	Vested	Outstanding	Vested
Aggregate intrinsic value	$6,611,324	$2,935,112	$5,525,370	$937,068

The following table summarizes the restricted stock activity for the Company’s directors and officers and employees of the Manager during the nine months ended September 30, 2024 and 2023.

	Nine months ended September 30, 2024	Weighted Average Grant Date Fair Value per Share
Balance at December 31, 2023	366,647	$14.86
Granted	187,335	$15.59
Vested	(127,720)	$14.89
Unvested Balance at September 30, 2024	426,262	$15.17

	Nine months ended September 30, 2023	Weighted Average Grant Date Fair Value per Share
Balance at December 31, 2022	80,984	$15.71
Granted	323,452	$14.75
Vested	(20,648)	$16.00
Forfeited	(1,147)	$16.00
Unvested Balance at September 30, 2023	382,641	$14.88

Restricted stock compensation expense is based on the Company’s stock price at the date of the grant and is amortized over the vesting period. Forfeitures are recognized as they occur. The share-based compensation expense for the Company was $2.2 million and $0.9 million for the nine months ended September 30, 2024 and 2023, respectively. The unamortized share-based compensation expense for the Company was approximately $5.2 million and $5.1 million as of September 30, 2024 and 2023, respectively, which the Company expects to recognize over the remaining weighted-average term of 2.0 years.

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

During the three and nine months ended September 30, 2024, the Company sold an aggregate of 2,700 and 1,309,503 shares, respectively, of the Company’s common stock under the Sales Agreement. The weighted average sales price during the three and nine months ended September 30, 2024 was $16.12 and $15.88 per share, generating net proceeds of approximately $42.6 thousand and $20.8 million, respectively.

During the three and nine months ended September 30, 2023, the Company sold an aggregate of 0 and 79,862 shares of the Company’s common stock under the Sales Agreement at an average price of $15.78 per share, generating net proceeds of approximately $1.2 million.

As of September 30, 2024, the shares of common stock sold pursuant to the registered direct offering in February 2023 and under the ATM Program are the only offerings that have been initiated under the Shelf Registration Statement.

11. EARNINGS PER SHARE

The following information sets forth the computations of basic earnings per common share for the three and nine months ended September 30, 2024 and 2023, respectively:

	For the three months ended September 30,		For the nine months ended September 30,
	2024	2023	2024	2023
Net income attributable to common stockholders	$11,211,636	$9,976,998	$29,125,711	$29,312,725
Divided by:
Basic weighted average shares of common stock outstanding	19,625,190	18,175,467	19,094,462	18,052,293
Diluted weighted average shares of common stock outstanding	20,058,417	18,562,930	19,531,691	18,269,171
Basic earnings per common share	$0.57	$0.55	$1.53	$1.62
Diluted earnings per common share	$0.56	$0.54	$1.49	$1.60

There were no anti-dilutive shares excluded from the computations of earnings per common share for the three and nine months ended September 30, 2024 and 2023.

12. INCOME TAX

To qualify as a REIT, we must meet a number of organizational and operational requirements, including a requirement that we distribute annually to our stockholders at least 90% of our REIT taxable income prior to the deduction for dividends paid. To the extent that we distribute less than 100% of our REIT taxable income in any tax year (taking into account any distributions made in a subsequent tax year under Sections 857(b)(9) or 858 of the Code), we will pay tax at regular corporate rates on that undistributed portion. Furthermore, if we distribute less than the sum of 1) 85% of our ordinary income for the calendar year, 2) 95% of our capital gain net income for the calendar year, and 3) any undistributed shortfall from our prior calendar year (the “Required Distribution”) to our stockholders during any calendar year (including any distributions declared by the last day of the calendar year but paid in the subsequent year), then we are required to pay a non-deductible excise tax equal to 4% of any shortfall between the Required Distribution and the amount that was actually distributed. The 90% distribution requirement does not require the distribution of net capital gains. However, if we elect to retain any of our net capital gain for any tax year, we must notify our stockholders and pay tax at regular corporate rates on the retained net capital gain. Our stockholders must include their proportionate share of the retained net capital gain in their taxable income for the tax year, and they are deemed to have paid the REIT’s tax on their proportionate share of the retained capital gain. Furthermore, such retained capital gain may be subject to the nondeductible 4% excise tax. If it is determined that our estimated current year taxable income will be in excess of estimated dividend distributions (including capital gain dividend) for the current year from such income, we will accrue excise tax on estimated excess taxable income as such taxable income is earned. The annual expense is calculated in accordance with applicable tax regulations. Excise tax expense, if any, is included in the line item, income tax expense. For the nine months ended September 30, 2024 and 2023, we did not incur excise tax expense.

As of September 30, 2024 and December 31, 2023, the Company does not have any material unrecognized tax benefits.

13. FAIR VALUE MEASUREMENTS

GAAP requires disclosure of fair value information about financial and non-financial assets and liabilities, whether or not recognized in the financial statements, for which it is practical to estimate the value. In cases where quoted market prices are not available, fair values are based upon the application of discount rates to estimated future cash flows using market yields, or other valuation methodologies. Any changes to the valuation methodology will be reviewed by the Company’s management to ensure the changes are appropriate. The methods used may produce a fair value calculation that is not indicative of net realizable value or reflective of future fair values. Furthermore, while the Company anticipates that the valuation methods are appropriate and consistent with other market participants, the use of different methodologies, or assumptions, to determine the fair value of certain financial and non-financial assets and liabilities could result in a different estimate of fair value at the reporting date. The Company uses inputs that are current as of the measurement date, which may fall within periods of market dislocation, during which price transparency may be reduced.

Recurring Fair Value Measurements

The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2024 and December 31, 2023:

	As of September 30, 2024
	Level 1	Level 2	Level 3	Total
Financial assets:
Loan held for sale, at fair value(1)	$-	$6,000,000	$-	$6,000,000

(1) The Company's loan held for sale as of September 30, 2024 was sold on October 1, 2024 (Note 15). The sale price of $6.0 million was determined prior to the balance sheet date and accordingly this financial asset is included in Level 2.

	As of December 31, 2023
	Level 1	Level 2	Level 3	Total
Financial assets:
Debt securities, at fair value	$-	$842,269	$-	$842,269

Financial Assets and Liabilities Not Measured at Fair Value

As of September 30, 2024 and December 31, 2023, the carrying values and fair values of the Company’s financial assets and liabilities recorded at amortized cost are as follows:

		As of September 30,		As of December 31,
		2024		2023
	Level in Fair Value Hierarchy	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Loans held for investment	3	$354,672,510	$353,727,754	$353,640,610	$351,952,876
Cash and cash equivalents	1	6,760,433	6,760,433	7,898,040	7,898,040
Interest receivable	2	484,361	484,361	1,004,140	1,004,140
Other receivables and assets, net	2	614,762	614,762	705,960	705,960
Related party receivables	2	1,471,621	1,471,621	107,225	107,225

Financial liabilities:
Revolving loan	2	$54,000,000	$53,738,783	$66,000,000	$65,633,408
Accounts payable and other liabilities	2	1,357,718	1,357,718	1,135,355	1,135,355
Interest reserve	2	2,580,887	2,580,887	1,074,889	1,074,889
Management and incentive fees payable	2	1,669,116	1,669,116	3,243,775	3,243,775
Related party payables	2	1,570,544	1,570,544	2,051,531	2,051,531
Dividend payable	2	9,267,714	9,267,714	13,866,656	13,866,656

Our loans are held for investment and are substantially secured by real estate, equipment, licenses and other assets of the borrowers to the extent permitted by the applicable laws and the regulations governing such borrowers. The aggregate fair value of the Company’s portfolio of loans held for investment was $353,727,754 and $351,952,876, with gross unrecognized holding losses of $944,756 and $1,687,734 as of September 30, 2024 and December 31, 2023, respectively. The fair values, which are classified as Level 3 in the fair value hierarchy, are estimated using discounted cash flow models based on current market inputs for similar types of arrangements. The primary sensitivity in these models is based on the selection of appropriate discount rates. Fluctuations in these assumptions could result in different estimates of fair value.

14. DIVIDENDS AND DISTRIBUTIONS

The following table summarizes the Company’s dividends declared during the nine months ended September 30, 2024 and 2023.

	Record Date	Payment Date	Common Share Distribution Amount	Taxable Ordinary Income	Return of Capital	Section 199A Dividends
Regular cash dividend	3/28/2024	4/15/2024	$0.47	$0.47	$-	$0.47
Regular cash dividend	6/28/2024	7/15/2024	$0.47	$0.47	$-	$0.47
Regular cash dividend	9/30/2024	10/15/2024	$0.47	$0.47	$-	$0.47
Total cash dividend			1.41	1.41	-	1.41

	Record Date	Payment Date	Common Share Distribution Amount	Taxable Ordinary Income	Return of Capital	Section 199A Dividends
Regular cash dividend	3/31/2023	4/14/2023	$0.47	$0.47	$-	$0.47
Regular cash dividend	6/30/2023	7/14/2023	$0.47	$0.47	$-	$0.47
Regular cash dividend	9/29/2023	10/13/2023	$0.47	$0.47	$-	$0.47
Total cash dividend			$1.41	$1.41	$-	$1.41

15. SUBSEQUENT EVENTS

Investment Activity

During the period from October 1, 2024 to November 7, 2024, the Company advanced approximately $5.5 million to existing borrowers under fully discretionary delayed draw facilities, and the Company advanced the $6.0 million unfunded commitment on Loan #32. Additionally, in October 2024, the Company originated a $27.0 million term loan to an operator in Illinois, of which $25.0 million was funded at closing. The loan bears interest at a floating rate, based on the prime rate, and a spread of 6.25% subject to a 7.50% prime rate floor. The loan is interest only for the first 15 months and thereafter amortizes at a rate of 10.0% per annum.

On October 1, 2024, the Company sold $6.0 million of the principal balance of Loan #11, which was classified as held for sale as of September 30, 2024, to an affiliate under common control with the Manager. The total selling price of approximately $6.0 million was approved by the audit committee of the Board. The fair value equaled the carrying value of the loan of $6.0 million plus accrued unpaid interest through the sale date. On October 4, 2024, the outstanding principal balance of Loan #11 was repaid in full along with all applicable accrued interest and fees payable at maturity.

On October 30, 2024, the Company entered into an Omnibus Assignment and Assumption Agreement with an affiliate under common control whereby the Company sold $6.0 million of the principal balance of Loan #1, in exchange for aggregate consideration of $6.0 million comprised of approximately $4.5 million and $1.5 million of principal of existing Loans #7 and #20, respectively. The fair value approximated the carrying value of the loan plus accrued unpaid interest through the sale date.

Unsecured Notes due 2028

On October 18, 2024, the Company entered into a Loan Agreement by and among the Company and the various financial institutions party thereto, for an aggregate commitment of $50.0 million in unsecured notes (the "Unsecured Notes"). The Unsecured Notes have a contractual four year term maturing on October 18, 2028 and bear an interest rate of 9.00% per annum. The $50.0 million aggregate commitment was advanced on the closing date and proceeds were used to temporarily repay outstanding obligations on the Revolving Loan and for other working capital purposes. The Company incurred debt issuance costs of approximately $0.9 million related to Unsecured Notes, which were capitalized and are subsequently amortized through maturity.

Revolving Loan

During the period from October 1, 2024 to November 6, 2024, the Company had net borrowings and repayments on the Revolving Loan of $(38.5) million. As of November 7, 2024, remaining availability on the Revolving Loan is $94.5 million.

Payment of Dividend

On October 15, 2024, the Company paid its regular quarterly dividend of $0.47 per common share relating to the third quarter of 2024 to stockholders of record as of the close of business on September 30, 2024. The total amount of the cash dividend payment was approximately $9.3 million.

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

Our Manager and its affiliates seek to originate real estate loans between $5 million and $200 million, generally with one- to five-year terms and amortization when terms exceed three years. We generally act as co-lenders in such transactions and intend to hold up to $50 million of the aggregate loan amount, with the remainder to be held by affiliates or third party co-investors. We may revise such concentration limits from time to time as our loan portfolio grows. Other investment vehicles managed by our Manager or affiliates of our Manager may co-invest with us or hold positions in a loan where we have also invested, including by means of splitting commitments, participating in loans or other means of syndicating loans. We will not engage in a co-investment transaction with an affiliate where the affiliate has a senior position to the loans held by us. To the extent that an affiliate provides financing to one of our borrowers, such loans will be working capital loans or loans that are subordinate to our loans. We may also serve as co-lenders in loans originated by third parties and, in the future, we may also acquire loans or loan participations. Loans that have one to two year maturities are generally interest only loans.

Our loans are secured by real estate and, in addition, when lending to owner-operators in the cannabis industry, other collateral, such as equipment, receivables, licenses or other assets of the borrowers to the extent permitted by applicable laws and regulations. In addition, we seek to impose strict loan covenants and seek personal or corporate guarantees for additional protection. As of September 30, 2024 and December 31, 2023, 20.2% and 27.1%, respectively, of the principal of loans held in our portfolio are backed by personal or corporate guarantees. We aim to maintain a portfolio diversified across jurisdictions and across verticals, including cultivators, processors, dispensaries, as well as ancillary businesses. In addition, we may invest in borrowers that have equity securities that are publicly traded on the Canadian Stock Exchange (“CSE”) in Canada and/or over-the-counter in the United States.

As of September 30, 2024, our portfolio is comprised primarily of first mortgages to established multi-state or single-state cannabis operators or property owners. We consider cannabis operators to be established if they are state-licensed and are deemed to be operational and in good standing by the applicable state regulator. We do not own any stock, warrants to purchase stock or other forms of equity in any of our portfolio companies that are involved in the cannabis industry, and we will not take stock, warrants or equity in such issuers until permitted by applicable laws and regulations, including U.S. federal laws and regulations.

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

We generate revenue primarily in the form of interest income on loans. As of September 30, 2024 and December 31, 2023, approximately 62.8% and 80.5%, respectively, of our portfolio was comprised of floating rate loans, and 37.2% and 19.5% of our portfolio was comprised of fixed rate loans, respectively. The floating rate loans described above are variable based upon the Prime Rate plus an applicable margin, and in many cases, a Prime Rate floor.

The below table reflects the changes in the Prime Rate since January 1, 2023:

Effective Date	Rate(1)
September 19, 2024	8.00%
July 27, 2023	8.50%
May 4, 2023	8.25%
March 23, 2023	8.00%
February 2, 2023	7.75%

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

Expenses

Our primary operating expense is the payment of Base Management Fees and Incentive Compensation under our Management Agreement with our Manager and the allocable portion of overhead and other expenses paid or incurred on our behalf, including reimbursing our Manager for a certain portion of the compensation of certain personnel of our Manager who assist in the management of our affairs, excepting only those expenses that are specifically the responsibility of our Manager pursuant to our Management Agreement. We bear all other costs and expenses of our operations and transactions, including (without limitation) fees and expenses relating to:

•
organizational and offering expenses;
•
quarterly valuation expenses;
•
fees payable to third parties relating to, or associated with, making loans and valuing loans (including third party valuation firms);

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

To qualify as a REIT, we must meet a number of organizational and operational requirements, including a requirement that we distribute annually to our stockholders at least 90% of our REIT taxable income prior to the deduction for dividends paid. To the extent that we distribute less than 100% of our REIT taxable income in any tax year (taking into account any distributions made in a subsequent tax year under Sections 857(b)(9) or 858 of the Code), we will pay tax at regular corporate rates on that undistributed portion. Furthermore, if we distribute less than the sum of 1) 85% of our ordinary income for the calendar year, 2) 95% of our capital gain net income for the calendar year, and 3) any undistributed shortfall from our prior calendar year (the “Required Distribution”) to our stockholders during any calendar year (including any distributions declared by the last day of the calendar year but paid in the subsequent year), then we are required to pay a non-deductible excise tax equal to 4% of any shortfall between the Required Distribution and the amount that was actually distributed. The 90% distribution requirement does not require the distribution of net capital gains. However, if we elect to retain any of our net capital gain for any tax year, we must notify our stockholders and pay tax at regular corporate rates on the retained net capital gain. Our stockholders must include their proportionate share of the retained net capital gain in their taxable income for the tax year, and they are deemed to have paid the REIT’s tax on their proportionate share of the retained capital gain. Furthermore, such retained capital gain may be subject to the nondeductible 4% excise tax. If it is determined that our estimated current year taxable income will be in excess of estimated dividend distributions (including capital gain dividend) for the current year from such income, we will accrue excise tax on estimated excess taxable income as such taxable income is earned. The annual expense is calculated in accordance with applicable tax regulations. Excise tax expense, if any, is included in the line item, income tax expense. For the nine months ended September 30, 2024, we did not incur excise tax expense.

Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 740 - Income Taxes (“ASC 740”), prescribes a recognition threshold and measurement attribute for the consolidated financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. We have analyzed our various federal and state filing positions and believe that our income tax filing positions and deductions are documented and supported as of September 30, 2024. Based on our evaluation, there is no reserve for any uncertain income tax positions. Accrued interest and penalties, if any, are included within other liabilities in the consolidated balance sheets.

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

Changes in Market Interest Rates and Effect on Net Interest Income

Interest rates are highly sensitive to many factors, including fiscal and monetary policies and domestic and international economic and political considerations, as well as other factors beyond our control. We will be subject to interest rate risk in connection with our assets and our related financing obligations. During the third quarter, the prime rate decreased by 50 basis points from 8.50% as of June 30, 2024 to 8.00% as of September 30, 2024. As of September 30, 2024, 43.1% of the Company's loan portfolio bears a fixed interest rate or has a prime rate floor equal to or greater than that prevailing prime rate.

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

These factors could lower our net interest income or cause a net loss during periods of rising interest rates, which would harm our financial condition, cash flows and results of operations. As of September 30, 2024, 94.3% of our floating rate loans, based on principal outstanding have interest rate floors, and one loan is subject to an interest rate cap (Note 3) as shown below:

As of September, 30 2024
Prime Rate Floor	Outstanding Principal	Prime Rate Cap	Outstanding Principal
8.50%	19,600,000	-	-
8.00%	1,680,000	-	-
7.75%	21,066,738	-	-
7.50%	15,356,876	-	-
7.00%	50,936,913	-	-
6.25%	25,354,286	-	-
5.85%	-	5.85%	27,030,728
5.50%	660,000	-	-
3.25%	79,979,405	-	-
0.00%	13,000,000	0.00%	200,603,490
	$227,634,218		$227,634,218

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

Developments During the Third Quarter of 2024

Updates to Our Loan Portfolio during the Third Quarter of 2024

In July 2024, we entered into an amendment to Loan #3, which extended the maturity date to January 29, 2027 of two of the three tranches held. No other terms of the loan were modified in connection with this amendment.

In August 2024, we entered into an amendment to Loan #8 which extended the maturity date from September 1, 2024 to December 31, 2025. The cash interest rate was amended to a fixed rate of 10.00% from a floating rate of Prime + 9.25%. The PIK rate also decreased from 10% to 0%.

In September 2024, we entered into an amendment to Loan #16, which extended the maturity date from December 31, 2024 to August 31, 2025. The cash interest rate was amended to a fixed rate of 16.75% from a floating rate of Prime + 9.25%.

In September 2024, the Company entered into a conditional assignment agreement with an affiliate under common control to sell $6.0 million of principal of Loan #11. Upon the change in management's intent to hold this portion of Loan #11 to maturity or payoff, the loan was transferred from loans held for investment to loans held for sale on the consolidated balance sheets, and was recorded at fair value of approximately $6.0 million. As a result of the expected repayment of this loan at the contractual maturity date of October 4, 2024, there was no decrease to the CECL reserve as a result of this transfer.

In September 2024, the Company transferred $13.0 million of principal of Loan #2 from held for investment to held for sale upon receipt of an offer from a third party to purchase such loan. On September 30, 2024, the Company sold $13.0 million of Loan #2 to a third party for a selling price of $13.0 million.

As described in Note 3, Loan #9 remains on non-accrual status and the Company will continue to cease further recognition of income until such events of default are cured or obligations are repaid. As of September 30, 2024, Loan #9 is held on the consolidated balance sheet as a loan held for investment – related party with a carrying value of approximately $16.4 million and a reserve for current expected credit losses of approximately $1.4 million.

Subsequent Updates to Our Loan Portfolio

During the period from October 1, 2024 to November 7, 2024, we advanced approximately $5.5 million to existing borrowers under fully discretionary delayed draw facilities, and we advanced the $6.0 million unfunded commitment on Loan #32. Additionally, in October 2024, we originated a $27.0 million term loan to an operator in Illinois, of which $25.0 million was funded at closing. The loan bears interest at a floating rate, based on the prime rate, and a spread of 6.25% subject to a 7.50% prime rate floor. The loan is interest only for the first 15 months and thereafter amortizes at a rate of 10.0% per annum.

On October 1, 2024, the Company sold $6.0 million of the principal balance of Loan #11, which was classified as held for sale, to an affiliate under common control with the Manager. The total selling price of approximately $6.0 million was approved by the audit committee of the Board. The fair value approximated the carrying value of the loan of $6.0 million plus accrued unpaid interest through the sale date. On October 4, 2024, the outstanding principal balance of Loan #11 was repaid in full along with all applicable accrued interest and fees payable at maturity.

In October 2024, we entered into an amendment to Loan #2, which extended the maturity date from December 31, 2024 to December 31, 2025. Additionally, the cash interest rate was amended to a rate equal to the greater of: (i) the Prime Rate plus 3.00% and (ii) 11.50%, and the Prime Rate floor was increased from 3.25% to 8.50%.

On October 30, 2024, the Company entered into an Omnibus Assignment and Assumption Agreement with an affiliate under common control whereby the Company sold $6.0 million of the principal balance of Loan #1, in exchange for aggregate consideration of $6.0 million comprised of approximately $4.5 million and $1.5 million of principal of existing Loans #7 and #20, respectively. The fair value approximated the carrying value of the loan plus accrued unpaid interest through the sale date.

Dividends Declared Per Share

During the three months ended September 30, 2024, we declared an ordinary cash dividend of $0.47 per share of our common stock, relating to the third quarter of 2024, which was paid on October 15, 2024 to stockholders of record as of the close of business on September 30, 2024. The total amount of the cash dividend payment was approximately $9.3 million.

The payment of this dividend is not indicative of our ability to pay such dividends in the future.

Results of Operations

Comparison of the three months ended September 30, 2024 and 2023

	For the three months ended September 30,		Variance
	2024	2023	Amount	%
Revenues
Interest income	$16,258,744	$15,183,450	$1,075,294	7%
Interest expense	(1,799,351)	(1,449,143)	(350,208)	24%
Net interest income	14,459,393	13,734,307	725,086	5%

Expenses
Management and incentive fees, net	1,669,116	1,601,387	67,729	4%
General and administrative expense	1,254,062	1,251,307	2,755	0%
Professional fees	468,652	491,107	(22,455)	-5%
Stock based compensation	845,524	540,426	305,098	56%
(Decrease) increase in provision for current expected credit losses	(989,597)	(41,351)	(948,246)	2293%
Total expenses	3,247,757	3,842,876	(595,119)	-15%
Change in unrealized gain on debt securities, at fair value	-	85,567	(85,567)	100%
Realized gain on debt securities, at fair value	-	-	-	100%
Net Income before income taxes	11,211,636	9,976,998	1,234,638	12%
Income tax expense	-	-	-	-
Net Income	$11,211,636	$9,976,998	$1,234,638	12%

•
Interest income increased by approximately $1.1 million, or 7%, during the quarter ended September 30, 2024, compared to the quarter ended September 30, 2023. The increase in interest income was driven primarily from the increase in the average outstanding principal balance of loans during the comparable period which increased from $329.9 million for the three months ended September 30, 2023 to $372.8 million for the three months ended September 30, 2024. The increase was offset by a decrease in the weighted average portfolio yield from 19.3% to 18.3% during the comparable periods.

•
Interest expense increased by approximately $0.4 million, or 24%, over the comparative period. The increase was attributable to the timing of borrowings and an increase in the outstanding balance on the Revolving Loan, which bears interest at the Prime Rate plus 25 basis points as of September 30, 2024, compared to the Prime Rate plus 0 basis points as of September 30, 2023. Additionally, the weighted average outstanding balance on the Revolving Loan was approximately $76.4 million and $59.0 million, as of September 30, 2024, and 2023, respectively, further contributing to the increase in interest expense.
•
Management and incentive fees to our Manager increased by approximately $67 thousand, or 4%, over the comparative period. The increase is attributable to the change in weighted average equity which was $296.8 million as of September 30, 2024 compared to $282.2 million as of September 30, 2023, driven by new issuances of our common stock under the ATM program.
•
General and administrative expenses and professional fees decreased by approximately $22 thousand for the three months ended September 30, 2024, as compared to the three months ended September 30, 2023. The decrease was primarily due to a decrease in professional fees in the third quarter of 2024.
•
Stock based compensation expense increased by approximately $0.3 million for the three months ended September 30, 2024, as compared to the three months ended September 30, 2023. The increase over the comparable period is driven by the incremental expense recognized on the 187,335 restricted stock awards granted to employees of our Manager on April 1, 2024.
•
Reversal for current expected credit losses was approximately $1.0 million in the three months ended September 30, 2024, as compared to a reversal of $41 thousand in the three months ended September 30, 2023. Our provision for current expected credit losses decreased due to both borrower specific credit factors and portfolio composition as a result of the approximately $32.3 million in principal repayments during the third quarter of 2024. Additionally, during the third quarter of 2024, the Company transferred $13.0 million of principal of Loan #2 from loans held for investment to loans held for sale, and reversed approximately $0.2 million of the CECL reserve in connection with the transfer. Additionally, the original portfolio has matured since September 30, 2023, with the weighted average remaining life of the total loan portfolio decreasing to 2.1 years as of September 30, 2024 from 2.2 years as of September 30, 2023.
o
The CECL reserve represents approximately 113 basis points of our aggregate loans held for investment, at carrying value, of approximately $354.7 million as of September 30, 2024, compared with 150 basis points as of September 30, 2023. As of September 30, 2024, we anticipate a softened interest rate environment in our forecast period compared to September 30, 2023, when interest rates were continuing to rise. The prime rate during the three months ended September 30, 2024 decreased to 8.00%. Accordingly, estimates and metrics regarding our borrower's ability to meet debt service obligations, have improved given the expectations of declining interest rates subsequent to September 30, 2024, leading to expected additional free cash flow generation by our portfolio companies. These factors contributed to a decline in the reserve as a percentage of our portfolio principal.
o
We record a reserve liability based on the unfunded portion of loan commitments over the full contractual period over which we are exposed to credit risk through a current obligation to extend credit. Management considered the likelihood that funding will occur, and if funded, the expected credit loss on the funded portion. We continuously evaluate the credit quality of each loan by assessing the risk factors of each loan. There is $6.0 million of unfunded commitments as of September 30, 2024 relating to one borrower, and this unfunded commitment carries a $0 CECL reserve. This unfunded commitment was advanced in October 2024.

Comparison of the nine months ended September 30, 2024 and 2023

	For the nine months ended September 30,		Variance
	2024	2023	Amount	%
Revenues
Interest income	$46,624,842	$46,369,976	$254,866	1%
Interest expense	(5,742,333)	(4,062,365)	(1,679,968)	41%
Net interest income	40,882,509	42,307,611	(1,425,102)	-3%

Expenses
Management and incentive fees, net	5,198,738	5,539,059	(340,321)	-6%
General and administrative expense	3,898,864	3,833,733	65,131	2%
Professional fees	1,327,659	1,598,376	(270,717)	-17%
Stock based compensation	2,213,150	942,605	1,270,545	135%
(Decrease) increase in provision for current expected credit losses	(884,789)	1,193,880	(2,078,669)	-174%
Total expenses	11,753,622	13,107,653	(1,354,031)	-10%
Change in unrealized gain on debt securities, at fair value	(75,604)	112,767	(188,371)	100%
Realized gain on debt securities, at fair value	72,428	-	72,428	100%
Net Income before income taxes	29,125,711	29,312,725	(187,014)	-1%
Income tax expense	-	-	-	-
Net Income	$29,125,711	$29,312,725	$(187,014)	-1%

•
Interest income increased by approximately $0.3 million, or 1%, during the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023. The increase was primarily due to an increase in the outstanding principal balance of the loan portfolio which increased from $338.8 million as of September 30, 2023 to $360.7 million as of September 30, 2024. The increase was offset by a decrease in the weighted average yield to maturity of the portfolio which decreased to 18.3% as of September 30, 2024, from 19.3% as of September 30, 2023 resulting from certain repricing amendments during the nine months ended September 30, 2024, supplemented by the decline in the prime rate during the quarter impacting the applicable 62.8% of our portfolio which bears a variable rate.
•
Interest expense increased by approximately $1.7 million, or 41%, over the comparative period. The increase was attributable to the timing of borrowings and an increase in the outstanding balance on the Revolving Loan, which bears interest at the Prime Rate plus an Applicable Margin. The outstanding balance on the Revolving Loan was approximately $54.0 million and $43.0 million, as of September 30, 2024 and 2023, respectively.
•
Management and incentive fees to our Manager was approximately $5.2 million for the nine months ended September 30, 2024, as compared to approximately $5.5 million for the nine months ended September 30, 2023, a decrease of $0.3 million or 6%. Management fees were approximately $3.2 million for the nine months ended September 30, 2024, as compared to approximately $3.0 million for the nine months ended September 30, 2023. The slight increase in management fees was primarily attributable to fewer origination fee offsets in the nine months ended September 30, 2024 of approximately $92 thousand, compared to approximately $130 thousand for the nine months ended September 30, 2023, offset by an increase in weighted average equity as defined by the Management Agreement for the comparable period. Incentive fees were approximately $2.0 million for the nine months ended September 30, 2024, as compared to approximately $2.5 million for the nine months ended September 30, 2023, primarily driven by higher trailing twelve month Core Earnings in the nine month period ending September 30, 2023 compared to the same period ending September 30, 2024.
•
General and administrative expenses and professional fees decreased by approximately $0.2 million for the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023. The decrease was primarily due to a decrease in professional fees in 2024 compared to 2023, as a result of improved efficiency and contracting with external third party vendors. There were no material changes to any specific expense category.
•
Stock based compensation expense increased by approximately $1.3 million for the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023. The increase over the comparable period is primarily driven by the incremental expense recognized on the 187,335 restricted stock awards granted to employees of our Manager on April 1, 2024.
•
Our provision for current expected credit losses decreased due to both borrower specific credit factors and regular re-evaluations of overall current macroeconomic conditions affecting our borrowers and the industry.

o
Reversals of current expected credit losses were approximately $0.9 million in the nine months ended September 30, 2024, as compared to a provision of $1.2 million during the nine months ended September 30, 2023.
o
Changes in portfolio risk composition resulting from principal paydowns and new fundings contributed to the reversal/decrease, with reserves on new 2024 originations representing a larger portion of the reserve than loans originated as of September 30, 2023. As of September 30, 2024 approximately 72.3% of our loans carry a risk rating of "1" or "2", compared with 66.2% as of September 30, 2023. Additionally, loans risk rated "3" and "4" decreased to approximately 27.7% of the portfolio at September 30, 2024, from 33.8% of the portfolio at September 30, 2023, as a result of improved valuations and borrower specific performance, as well as portfolio composition resulting from advance and repayment activity. Furthermore, during the third quarter, the Company transferred $13.0 million of principal of Loan #2 from loans held for investment to loans held for sale, and reversed approximately $0.2 million of the CECL reserve in connection with the transfer.
o
The CECL reserve represents approximately 113 basis points of our aggregate loan principal outstanding, including loans held for sale, of approximately $362.3 million as of September 30, 2024, compared with 150 basis points as of September 30, 2023. As of September 30, 2024, we anticipate a softened interest rate environment in our forecast period compared to September 30, 2023, when interest rates were continuing to rise. The prime rate during the nine months ended September 30, 2024, decreased to 8.00%, compared to an increase of 100 basis points from 7.50% to 8.50% during the nine months ended September 30, 2023.Accordingly, estimates and metrics regarding our borrowers' ability to meet debt service obligations, have improved given the expectations of declining interest rates and additional free cash flow generation by our portfolio companies.
o
We record a reserve liability based on the unfunded portion of loan commitments over the full contractual period over which we are exposed to credit risk through a current obligation to extend credit. Management considered the likelihood that funding will occur, and if funded, the expected credit loss on the funded portion. We continuously evaluate the credit quality of each loan by assessing the risk factors of each loan. There is $6.0 million of unfunded commitments as of September 30, 2024 relating to one borrower, and this unfunded commitment carries a $0 CECL reserve. This unfunded commitment was advanced in October 2024.

Loan Portfolio

As of September 30, 2024 and December 31, 2023, the Company's portfolio included loans to 29 and 27 borrowers, respectively, of which approximately $354.7 million and $353.6 million at carrying value, respectively, prior to the reserve for current expected credit losses are classified as held for investment. The aggregate originated commitment under these loans was approximately $399.7 million and $378.8 million and outstanding principal was approximately $356.3 million and $355.7 million as of September 30, 2024 and December 31, 2023, respectively.

As of September 30, 2024 and December 31, 2023, our portfolio of loans held for investment had a weighted-average yield-to-maturity internal rate of return (“YTM IRR”) of 18.2% and 19.4%, and was substantially secured by real estate and, with respect to certain of our loans, substantially all assets of the borrowers and certain of their subsidiaries, including equipment, receivables, and licenses. YTM IRR is calculated using various inputs, including (i) cash and PIK interest, which is capitalized and added to the outstanding principal balance of the applicable loan, (ii) original issue discount (“OID”), (iii) amortization, (iv) unused fees, and (v) exit fees. Certain of our loans have extension fees, which are not included in our YTM IRR calculations, but may increase YTM IRR if such extension options are exercised by borrowers.

As of September 30, 2024 and December 31, 2023, approximately 62.8% and 80.5%, respectively, of our portfolio, including loans held for sale, was comprised of floating rate loans that pay interest at the Prime Rate plus an applicable margin and were subject to a Prime Rate floor. The Prime Rate was 7.50% on January 1, 2023, increased to 7.75% effective February 2, 2023, increased to 8.00% effective March 23, 2023, increased to 8.25% effective May 4, 2023 and increased again to 8.50% as of December 31, 2023. The Prime Rate declined to 8.00% in September 2024. The below summarizes our portfolio of loans held for investment as of September 30, 2024:

Loan (1)	Location(s)	Initial Funding Date (1)	Maturity Date (2)	Principal Balance	Original Issue Discount	Carrying Value	Percentage of Our Loan Portfolio	Future Fundings	Interest Rate (3)	Periodic Payment (4)	YTM IRR (5)
1	Various	10/27/2022	10/30/2026	$25,354,286	$(467,213)	$24,887,073	7.0%	-	P+6.5% Cash(8)	I/O	17.2%
2	Michigan	1/13/2022	12/31/2024	27,030,728	(13,737)	27,016,991	7.6%	-	P+6.65% Cash, 4.25% PIK(6)(14)(21)	P&I	18.0%
3	Various	3/25/2021	1/29/2027	21,066,738	(593,996)	20,472,742	5.8%	-	P+9.69% Cash, 2.6% PIK(11)(15)	P&I	23.2%
4	Arizona	4/19/2021	6/17/2026	6,626,809	-	6,626,809	1.9%	-	11.91% Cash	I/O	17.0%
5	Massachusetts	4/19/2021	4/30/2025	2,721,680	-	2,721,680	0.8%	-	P+12.25% Cash(6)	P&I	22.7%
6	Michigan	8/20/2021	1/30/2026	4,818,354	-	4,818,354	1.4%	-	15% Cash	P&I	17.7%
7	Illinois, Arizona	8/24/2021	6/30/2025	20,579,082	(64,158)	20,514,924	5.8%	-	P+6% Cash, 2% PIK(9)	P&I	19.4%
8	West Virginia	9/1/2021	12/31/2025	8,491,943	-	8,491,943	2.4%	-	10% Cash	P&I	15.0%
9	Pennsylvania	9/3/2021	6/30/2024	16,402,488	-	16,402,488	4.6%	-	P+10.75% Cash, 3% PIK(6)(16)	P&I	16.3%
11	Maryland	9/30/2021	10/4/2024	27,824,509	-	27,824,509	7.8%	-	P+8.75% Cash, 2% PIK(6)(17)	I/O	22.0%
12	Various	11/8/2021	4/30/2025	8,676,876	(16,447)	8,660,429	2.4%	-	P+7% Cash(10)	P&I	19.6%
16	Florida	12/30/2021	8/31/2025	6,557,500	(34,791)	6,522,709	1.8%	-	16.75% Cash	I/O	33.1%
18	Ohio	2/3/2022	12/31/2025	23,639,667	(51,891)	23,587,776	6.7%	-	P+1.75% Cash, 5% PIK(9)(18)	P&I	16.6%
19	Florida	3/11/2022	12/31/2025	19,029,907	(29,862)	19,000,045	5.4%	-	11% Cash, 5% PIK	P&I	16.5%
20	Missouri	5/9/2022	5/30/2025	17,111,787	(36,831)	17,074,956	4.8%	-	11% Cash, 2% PIK	P&I	14.7%
21	Illinois	7/1/2022	7/29/2026	6,718,164	(40,316)	6,677,848	1.9%	-	P+7% Cash, 2% PIK(9)	P&I	23.4%
23	Arizona	3/27/2023	3/31/2026	1,680,000	(24,864)	1,655,136	0.5%	-	P+7.5% Cash(12)	P&I	18.7%
24	Oregon	3/31/2023	9/27/2026	660,000	-	660,000	0.2%	-	P+10.5% Cash(7)	P&I	21.5%
25	New York	8/1/2023	6/29/2036	25,849,894	-	25,849,894	7.3%	-	15% Cash	P&I	16.6%
26	Connecticut	8/31/2023	4/30/2026	6,450,000	(77,024)	6,372,976	1.8%	-	14% Cash	P&I	19.0%
27	Nebraska	8/15/2023	6/30/2027	13,000,000	-	13,000,000	3.7%	-	P+6.5% Cash(19)	P&I	16.1%
28	Ohio	9/13/2023	3/13/2025	2,466,705	-	2,466,705	0.7%	-	15% Cash	P&I	17.4%
29	Illinois	10/11/2023	10/9/2026	2,025,634	-	2,025,634	0.6%	-	11.4% Cash, 1.5% PIK	P&I	14.7%
30	Missouri, Arizona	12/20/2023	12/31/2026	19,600,000	(156,863)	19,443,137	5.5%	-	P+7.75% Cash(13)	I/O	18.7%
31	California, Arizona	1/3/2024	5/3/2026	6,680,000	-	6,680,000	1.9%	-	P+8.75% Cash(10)	I/O	18.6%
32	Nevada	4/15/2024	8/15/2027	-	-	-	0.0%	6,000,000	P+6.5% Cash(12)(20)	I/O	17.7%
33	Minnesota	5/20/2024	5/28/2027	1,152,000	(5,277)	1,146,723	0.3%	-	12% Cash	P&I	12.9%
34	Arizona	6/17/2024	5/29/2026	10,000,000	-	10,000,000	2.8%	-	11.91% Cash	I/O	12.8%
35	California	8/23/2024	8/23/2027	24,071,029	-	24,071,029	6.8%	-	12% Cash, 3% PIK	P&I	16.3%
			Total	$356,285,780	$(1,613,270)	$354,672,510	100%	$6,000,000		Wtd Average	18.2%

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
(6)
This Loan is subject to a prime rate floor of 3.25%

(7)
This Loan is subject to a prime rate floor of 5.50%
(8)
This Loan is subject to a prime rate floor of 6.25%
(9)
This Loan is subject to a prime rate floor of 7.00%
(10)
This Loan is subject to a prime rate floor of 7.50%
(11)
This Loan is subject to a prime rate floor of 7.75%
(12)
This Loan is subject to a prime rate floor of 8.00%
(13)
This Loan is subject to a prime rate floor of 8.50%
(14)
This Loan is subject to a prime rate cap of 5.85%
(15)
The aggregate principal balance outstanding of Loan #3 is comprised of two tranches. The first tranche has a principal balance $16.8 million, a floating interest rate of prime plus 7.75% cash and 2.75% PIK and a maturity date of January 29, 2027. The second tranche has a principal balance of $4.3 million, and bears an interest rate of 15.00% and 2.00% PIK, and a maturity date of November 29, 2024. The statistics presented reflect the weighted average of the rate terms under both tranches for the total aggregate loan commitment.
(16)
As of May 1, 2023, Loan #9 was placed on non-accrual status and continues to be on non-accrual as of September 30, 2024. Loan #9 is included on the consolidated balance sheet as a loan held for investment – related party (Note 8). This loan had an original maturity date of June 30, 2024 and included in amounts past due in the tables below.
(17)
This loan was repaid in full in October 2024 and carried a zero CECL reserve as of September 30, 2024. The maturity date presented reflects the date of repayment. During the quarter ended September 30, 2024, $6.0 million of principal of Loan #11 was reclassified as held for sale, at fair value (Note 4).
(18)
An affiliate under common control holds a controlling equity investment in this portfolio company (Note 8).
(19)
This loan has floating grid pricing based on the Prime Rate plus a spread of 5.00% to 8.75% based on monthly annualized EBITDA performance. As of September 30, 2024, applied interest rate is Prime Rate + 6.50%.
(20)
This loan earns an unused fee on the unfunded commitment at an annual rate of 1.2%. The unfunded commitment of $6.0 million was advanced in October 2024 (Note 14).
(21)
On September 27, 2024, $13.0 million of principal of Loan #2 was reclassified to held for sale, and was subsequently sold to a third party at a price of $13.0 million on September 30, 2024. The remaining balance presented is held for investment as of September 30, 2024.

The following tables summarize our loans held for investment as of September 30, 2024 and December 31, 2023:

	As of September 30, 2024
	Outstanding Principal (1)	Original Issue Discount	Carrying Value (1)	Weighted Average Remaining Life (Years) (2)
Senior Term Loans	$356,285,780	$(1,613,270)	$354,672,510	2.1
Current expected credit loss reserve	-	-	(4,090,950)
Total loans held at carrying value, net	$356,285,780	$(1,613,270)	$350,581,560

	As of December 31, 2023
	Outstanding Principal (1)	Original Issue Discount	Carrying Value (1)	Weighted Average Remaining Life (Years) (2)
Senior Term Loans	$355,745,305	$(2,104,695)	$353,640,610	2.1
Current expected credit loss reserve	-	-	(4,972,647)
Total loans held at carrying value, net	$355,745,305	$(2,104,695)	$348,667,963

(1)
The difference between the Carrying Value and the Outstanding Principal amount of the loans consists of unaccreted original issue discount, deferred loan fees and other upfront fees. Outstanding principal balance includes capitalized PIK interest, if applicable.

(2)
Weighted average remaining life is calculated based on the carrying value of the loans as of September 30, 2024 and December 31, 2023, respectively.

The following tables present changes in loans held for investment at carrying value as of and for the nine months ended September 30, 2024 and 2023:

	Principal	Original Issue Discount	Current Expected Credit Loss Reserve	Carrying Value (1)
Balance at December 31, 2023	$355,745,305	$(2,104,695)	$(4,972,647)	$348,667,963
New fundings	76,051,190	(820,335)	-	75,230,855
Principal repayment of loans	(64,198,999)	-	-	(64,198,999)
Accretion of original issue discount	-	1,311,760	-	1,311,760
Transfer of loan held for investment to loan held for sale (2)(3)	(19,000,000)		213,913	(18,786,087)
PIK Interest	7,688,284	-	-	7,688,284
Decrease in provision for current expected credit losses	-	-	667,784	667,784
Balance at September 30, 2024	$356,285,780	$(1,613,270)	$(4,090,950)	$350,581,560

(1)
The difference between the Carrying Value and the Outstanding Principal amount of the loans consists of unaccreted original issue discount, deferred loan fees and other upfront fees. Outstanding principal balance includes capitalized PIK interest, if applicable.

	Principal	Original Issue Discount	Current Expected Credit Loss Reserve	Carrying Value (1)
Balance at December 31, 2022	$343,029,334	$(3,755,796)	$(3,940,939)	$335,332,599
New fundings	68,677,238	(1,254,590)	-	67,422,648
Principal repayment of loans	(62,837,108)	-	-	(62,837,108)
Accretion of original issue discount	-	1,989,374	-	1,989,374
Sale of loan (2)	(13,399,712)	-	-	(13,399,712)
PIK Interest	6,343,749	-	-	6,343,749
Increase in provision for current expected credit losses	-	-	(1,171,256)	(1,171,256)
Balance at September 30, 2023	$341,813,501	$(3,021,012)	$(5,112,195)	$333,680,294

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

The following table provides a reconciliation of GAAP net income to Distributable Earnings and Adjusted Distributable Earnings (in thousands, except per share data):

	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Net Income	$11,211,636	$9,976,998	$29,125,711	$29,312,725
Adjustments to net income
Stock based compensation	845,524	540,426	2,213,150	942,605
Amortization of debt issuance costs	91,678	146,676	182,593	405,778
(Decrease) increase in provision for current expected credit losses	(989,597)	(41,351)	(884,789)	1,193,880
Change in unrealized gain on debt securities, at fair value	-	(85,567)	75,604	(112,767)
Realized gain on debt securities, at fair value	-	-	(72,428)	-
Distributable Earnings	$11,159,241	$10,537,182	$30,639,841	$31,742,221
Adjustments to Distributable Earnings	-	-	-	-
Adjusted Distributable Earnings	$11,159,241	$10,537,182	$30,639,841	$31,742,221
Basic weighted average shares of common stock outstanding (in shares)	19,625,190	18,175,467	19,094,462	18,052,293
Adjusted Distributable Earnings per Weighted Average Share	$0.57	$0.58	$1.61	$1.76
Diluted weighted average shares of common stock outstanding (in shares)	$20,058,417	$18,562,930	$19,531,691	18,269,171
Adjusted Distributable Earnings per Weighted Average Share	$0.56	$0.57	$1.57	$1.74

Book Value Per Share

The book value per share of our common stock as of September 30, 2024 and December 31, 2023 was approximately $15.05 and $14.94, respectively.

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

Our primary sources of cash generally consist of unused borrowing capacity under our financing sources, the net proceeds of future offerings of equity or debt securities, payments of principal and interest we receive on our portfolio of assets and cash generated from our operating results. On a long-term basis, we expect that our primary sources of financing will be, to the extent available to us, through (a) credit facilities and (b) public and private offerings of our equity and debt securities. We may utilize other sources of financing to the extent available to us. As the cannabis industry continues to evolve and to the extent that additional states legalize cannabis, we expect the demand for capital will continue to increase as operators seek to enter and build out new markets. In the short-term, we expect the principal amount of the loans we originate will increase and that we will need to raise additional equity and/or debt financing to increase our liquidity. We expect to achieve this through recycling capital from loan paydowns, repayments, and sales of common stock related to our shelf registration statement.

As of September 30, 2024 and December 31, 2023, all of our cash was unrestricted and totaled approximately $6.8 million and $7.9 million, respectively. We believe that our cash on hand, capacity available under our Revolving Loan, the Unsecured Notes and cash flows from operations for the next twelve months will be sufficient to satisfy the operating requirements of our business through at least the next twelve months. The sources of financing for our target investments are described below.

Credit Facilities

As of September 30, 2024 and December 31, 2023, unamortized debt issuance costs related to the Revolving Loan, including all amendments and amendments and restatements thereto, as applicable, of $261,217 and $366,592, respectively, are recorded in other receivables and assets, net on the consolidated balance sheets.

For the nine months ended September 30, 2024, the Company had net paydowns of $(12.0) million against the Revolving Loan. As of September 30, 2024, the Company had $56.0 million available and $54.0 million outstanding under the Revolving Loan (Note 6).

On September 30, 2024, CAL entered into the Sixth Amended and Restated Loan and Security Agreement (the "Sixth Amendment"). The Sixth Amendment increased the current loan commitment from $105.0 million to $110.0 million. No other material terms were modified as a result of the execution of this amendment.

On October 18, 2024, the Company entered into a Loan Agreement by and among the Company and the various financial institutions party thereto, for an aggregate commitment of $50.0 million in unsecured notes (the "Unsecured Notes"). The Unsecured Notes have a contractual four year term maturing on October 18, 2028 and bear an interest rate of 9.00% per annum. The $50.0 million aggregate commitment was advanced on the closing date and proceeds were used to temporarily repay outstanding obligations on the Revolving Loan and for other working capital purposes. The Company incurred debt issuance costs of approximately $0.9 million related to Unsecured Notes, which were capitalized and are subsequently amortized through maturity.

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

For the nine months ended September 30, 2024, the Company sold an aggregate of 1,309,503 shares of the Company’s common stock under the Sales Agreement at a weighted average price of $15.88 per share, generating net proceeds of approximately $20.4 million.

Cash Flows

The following table sets forth changes in cash and cash equivalents for the nine months ended September 30, 2024 and 2023, respectively:

	For the nine months ended September 30,
	2024	2023
Net income	$29,125,711	$29,312,725
Adjustments to reconcile net income to net cash provided by operating activities and changes in operating assets and liabilities	(7,793,897)	(16,399,989)
Net cash provided by operating activities	21,331,814	12,912,736
Net cash provided by investing activities	1,968,144	8,814,172
Net cash used in financing activities	(24,437,565)	(18,740,578)
Change in cash and cash equivalents	(1,137,607)	2,986,330

Net Cash Provided by Operating Activities

For the nine months ended September 30, 2024 and 2023, we reported “Net cash provided by operating activities” of approximately $21.3 million and $12.9 million, respectively. Net cash provided by operating activities increased approximately $8.4 million, primarily attributable to a change in the interest reserve for applied interest payments of approximately $2.9 million, decrease in the purchase of debt securities, at fair value of $3.4 million, a decrease in related party payables of $1.9 million, and an increase in stock based compensation expense of $1.3 million. These changes were offset by a decrease in net income over the comparable period of approximately $0.2 million, a decrease in interest receivable of approximately $1.5 million, and an increase in PIK interest income of $1.4 million, over the comparable period.

Net Cash Provided by Investing Activities

For the nine months ended September 30, 2024 and 2023, we reported “Net cash provided by investing activities” of approximately $2.0 million and $8.8 million, respectively.

For the nine months ended September 30, 2024, cash outflows primarily related to $75.2 million used for the origination and funding of loans held for investment, partially offset by $64.2 million of cash received from the principal repayment of loans held for investment and $13.0 million of cash received from proceeds from sales of loans.

For the nine months ended September 30, 2023, cash outflows primarily related to $67.4 million used for the origination and funding of loans held for investment, partially offset by $13.4 million received from the sales of loans and $62.8 million of cash received from the principal repayment of loans held for investment.

Net Cash Used in Financing Activities

For the nine months ended September 30, 2024 and 2023, we reported “Net cash used in financing activities” of approximately $(24.4) million and $(18.7) million, respectively.

For the nine months ended September 30, 2024, cash inflows of approximately $20.8 million related to proceeds received from sales of our common stock through the ATM offering and $73.5 million related to draw downs on our Revolving Loan, which were offset by approximately $85.5 million in repayments on our Revolving Loan, $32.4 million in dividends paid, approximately $113 thousand in debt issuance costs paid, and approximately $667 thousand in offering costs associated with the registered at-the-market offering.

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

The following table summarizes the Company’s dividends declared during the nine months ended September 30, 2024 and 2023, respectively.

	Record Date	Payment Date	Common Share Distribution Amount	Taxable Ordinary Income	Return of Capital	Section 199A Dividends
Regular cash dividend	3/28/2024	4/15/2024	$0.47	$0.47	$-	$0.47
Regular cash dividend	6/28/2024	7/15/2024	$0.47	$0.47	$-	$0.47
Regular cash dividend	9/30/2024	10/15/2024	$0.47	$0.47	$-	$0.47
Total cash dividend			1.41	1.41	-	1.41

	Record Date	Payment Date	Common Share Distribution Amount	Taxable Ordinary Income	Return of Capital	Section 199A Dividends
Regular cash dividend	3/31/2023	4/14/2023	$0.47	$0.47	$-	$0.47
Regular cash dividend	6/30/2023	7/14/2023	$0.47	$0.47	$-	$0.47
Regular cash dividend	9/29/2023	10/13/2023	$0.47	$0.47	$-	$0.47
Total cash dividend			$1.41	$1.41	$-	$1.41

CECL Reserve

In accordance with ASC 326, we record allowances for our loans held for investment. The allowances are deducted from the gross carrying amount of the assets to present the net carrying value of the amounts expected to be collected on such assets. The Company estimates its CECL Reserve using among other inputs, third party valuations, and a third party probability-weighted model that considers the likelihood of default and expected loss given default for each individual loan based on the risk profile for approximately three years after which we immediately revert to use of historical loss data.

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

In order to estimate the future expected loan losses relevant to our portfolio, we utilize historical market loan loss data obtained from a third party database for commercial real estate loans, which we believe is a reasonably comparable and available data set to use as an input for our type of loans. We expect this dataset to be representative for future credit losses whilst considering that the cannabis industry is maturing, and consumer adoption, demand for production, and retail capacity are increasing akin to commercial real estate over time. For periods beyond the reasonable and supportable forecast period, we revert back to historical loss data.

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

The risk ratings are primarily based on historical data and current conditions specific to each portfolio company, as well as consideration of future economic conditions and each borrower’s estimated ability to meet debt service requirements. The risk ratings shown in the following table as of September 30, 2024 and December 31, 2023 consider borrower specific credit history and performance and quarterly re-evaluation of overall current macroeconomic conditions affecting the borrowers. As interest rates have increased due to rising rates from the Federal Reserve Board, it has impacted borrowers’ ability to service their debt obligations on a global scale. Changes in risk ratings had an effect on the level of the CECL reserve though, other than the one loan placed on non-accrual status, the loans continued to perform as expected. For approximately 60.0% of the portfolio, the fair value of the underlying real estate collateral exceeded the amounts outstanding under the loans as of September 30, 2024. The remaining approximately 40.0% of the portfolio, while not fully collateralized by real estate, may be partially collateralized by real estate and was secured by other forms of collateral including equipment, receivables, licenses and/or other assets of the borrowers to the extent permitted by applicable laws and regulations governing such borrowers.

As of September 30, 2024 and December 31, 2023, the carrying value, excluding the CECL Reserve, of the Company’s loans within each risk rating by year of origination is as follows:

Risk	As of September 30, 2024(1)(2)					As of December 31, 2023(1)(2)
Rating	2024	2023	2022	2021	Total	2023	2022	2021	Total
1	$-	$660,000	$36,075,001	$27,824,512	$64,559,513	$820,000	$37,644,911	$-	$38,464,911
2	41,394,426	68,346,777	59,448,763	20,514,924	189,704,890	51,320,161	107,007,422	46,792,941	205,120,524
3	21,694,652	2,466,705	27,016,991	11,382,108	62,560,456	2,466,705	5,296,308	58,829,717	66,592,730
4	10,000,000	-	-	27,847,651	37,847,651	-	-	43,462,445	43,462,445
5	-	-	-	-	-	-	-	-	-
Total	$73,089,078	$71,473,482	$122,540,755	$87,569,195	$354,672,510	$54,606,866	$149,948,641	$149,085,103	$353,640,610

(1)
Amounts are presented by loan origination year with subsequent advances shown in the original year of origination.
(2)
Loan #9 placed on non-accrual status is included in risk rating category “4” as of September 30, 2024 and December 31, 2023.

Accounting Policies and Estimates

As of September 30, 2024, there were no significant changes in the application of our accounting policies or estimates from those presented in our annual report on Form 10-K. Refer to Note 2 to our consolidated financial statements for the nine months ended September 30, 2024, titled “Significant Accounting Policies” for information on recent accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks in the ordinary course of our business. These risks primarily relate to fluctuations in interest rates. Our loans are typically valued using a yield analysis, which is typically performed for performing loans to borrowers. Changes in market yields may change the fair value of certain of our loans. Generally, an increase in market yields may result in a decrease in the fair value of certain of our loans, however this is mitigated to the extent our loans bear interest at a floating rate. As of September 30, 2024, we had 16 floating-rate loans, representing approximately 62.8% of our loan portfolio based on aggregate outstanding principal balances, subject to a Prime Rate floor. We estimate that a hypothetical 100 basis points increase in the Prime Rate would result in an increase in annual cash interest income, excluding the effects of PIK interest, of approximately $2.0 million and a 100 basis points decrease in the Prime Rate would result in a decrease in annual interest income of approximately $1.8 million. Our loans generally have a Prime Rate floor established at the prevailing Prime Rate at the time of origination. Refer to Note 3 for Prime Rate floor by loan.

In addition, our Revolving Loan is exposed to similar market risks. Changes in market rates may change the fair value of our Revolving Loan as our loan bears interest at the greater of (1) the Prime Rate plus the applicable margin and (2) 3.25%. As of September 30, 2024, we had an outstanding balance of $54.0 million under the Revolving Loan. Based on our outstanding balance as of September 30, 2024, we estimate that a hypothetical 100 basis points increase in the Prime Rate would result in an increase in annual cash interest expense, excluding unused fees, of approximately $0.5 million and a 100 basis points decrease in the Prime Rate would result in a decrease in annual interest expense of approximately $0.5 million.

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

While we believe the principal amounts of our loans are generally adequately protected by underlying collateral value, there is a risk that we will not realize the entire principal value of certain loans, particularly those not fully collateralized by real estate. In order to mitigate that risk, our loans are generally collateralized by other assets, such as equipment, receivables, licenses or other assets of the borrowers to the extent permitted by applicable laws and regulations. In addition, we seek to impose strict loan covenants and seek personal or corporate guarantees for additional protection. As of September 30, 2024, 60% of our portfolio is fully secured by real estate. Our portfolio on average had real estate collateral coverage of 1.2x as of September 30, 2024, and all of our loans are secured by equity pledges of the borrower and all asset liens. As of September 30, 2023, 74% of our portfolio was fully secured by real estate and 26% had limited or no real estate collateral. Our portfolio on average had real estate collateral coverage of 1.5x as of September 30, 2023 and all of our loans were secured by equity pledges of the borrower and all asset liens.

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

Our loan portfolio as of September 30, 2024 and December 31, 2023, was concentrated with the top three borrowers representing approximately 23.9% and 28.7% of principal outstanding and approximately 22.8% and 26.4% of the total commitments, respectively. As of and for the three months ended September 30, 2024 and 2023, the top three borrowers represented approximately 27.9% and 30.3% of the total interest income, respectively. The largest loan represented approximately 9.3% and 10.9% of principal outstanding and approximately 8.0% and 9.7% of the total commitments as of September 30, 2024 and December 31, 2023, respectively.

As of September 30, 2024 and December 31, 2023, our borrowers have operations in the jurisdictions noted within the table below based on real estate collateral location or principal place of business:

As of September 30, 2024			As of December 31, 2023
Jurisdiction	Outstanding Principal (1)	Percentage of Our Loan Portfolio	Jurisdiction	Outstanding Principal (1)	Percentage of Our Loan Portfolio
Maryland	$54,829,536	15%	Maryland	$53,907,352	15%
Pennsylvania	41,756,774	12%	Pennsylvania	21,674,160	6%
Ohio	34,783,248	10%	Ohio	27,902,362	8%
Missouri	34,327,575	9%	Missouri	25,191,575	7%
Michigan	31,849,084	9%	Michigan	56,466,635	16%
Illinois	28,625,165	8%	Illinois	25,599,133	7%
California	26,739,191	7%	California	-	-%
New York	25,849,894	7%	New York	22,611,938	6%
Florida	25,587,407	7%	Florida	48,815,066	14%
Arizona	25,400,574	7%	Arizona	24,466,609	7%
Nebraska	13,000,000	4%	Nebraska	13,061,667	4%
West Virginia	8,491,943	2%	West Virginia	11,706,059	3%
Connecticut	6,450,000	2%	Connecticut	5,450,000	2%
Massachusetts	2,783,391	1%	Massachusetts	12,308,310	3%
Minnesota	1,152,000	0%	Minnesota	-	-%
Oregon	660,000	0%	Oregon	820,000	-%
Nevada	-	-%	Nevada	5,764,439	2%
Total	$362,285,780	100%	Total	$355,745,305	100%

(1) The principal balance of the loans not secured by real estate collateral are included in the jurisdiction representing the principal place of business. Amounts presented include loans held for investment and loans held for sale.

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

In connection with the preparation of this quarterly report on Form 10-Q, our management, including the Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2024. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2024 to ensure that (a) information required to be disclosed in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the forms and rules of the SEC and (b) such information is accumulated and communicated to management, including the Principal Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

During the nine months ended September 30, 2024, we launched and adopted a new integrated ERP system, which replaced our existing core financial system. The system enhances efficiencies and simplifies our accounting and reporting processes. In conjunction with the implementation of the ERP system, our internal processes, procedures and controls have been updated accordingly.

Except as discussed in the preceding paragraph, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2024 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None of the Company’s officers or directors have adopted, modified or terminated trading plans under either a Rule 10b5-1 or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933) for the nine months ended September 30, 2024.

Item 6. Exhibits

Exhibit No.	Description of Exhibits
10.1

Loan Agreement, dated as of October 18, 2024, among Chicago Atlantic Real Estate Finance, Inc., and the financial institutions party thereto, as Lenders (Incorporated by Reference to Current Report on Form 8-K (File No. 001-41123) filed on October 23, 2024).

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

CHICAGO ATLANTIC REAL ESTATE FINANCE, INC.

Dated: November 7, 2024	By:	/s/ Peter Sack
Peter Sack
Co-Chief Executive Officer and Director
(Principal Executive Officer)

Dated: November 7, 2024	By:	/s/ Phillip Silverman
Phillip Silverman
Chief Financial Officer
(Principal Financial Officer)