Form 10-K
period 2024-12-31
Chicago Atlantic Real Estate Finance, Inc.
filed 2025-03-12
CIK 1867949

iSenior Real

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

The aggregate market value of the Registrant’s common stock held by non-affiliates as of December 31, 2024 was approximately $271.2 million based upon the closing price reported for such date by the Nasdaq Global Market.

As of March 7, 2025, there were 20,893,785 shares of the Registrant’s common stock outstanding.

Documents Incorporated by Reference

Portions of the Registrant’s definitive Proxy Statement relating to the 2025 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission, are incorporated by reference in Part III of this Annual Report on Form 10-K to the extent described therein.

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

ii

•
impact of and changes in governmental regulations, tax law and rates, accounting guidance and similar matters;
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

We are externally managed by Chicago Atlantic REIT Manager, LLC (our “Manager”). Our Manager and its affiliates seek to originate real estate loans between $5 million and $200 million, generally with one- to five-year terms and amortization when terms exceed three years. We generally act as co-lenders in such transactions and intend to hold up to $50 million of the aggregate loan amount, with the remainder to be held by affiliates or third party co-investors. We may revise such concentration limits from time to time as our loan portfolio grows. Other investment vehicles managed by our Manager or affiliates of our Manager may co-invest with us or hold positions in a loan that we have also invested in, including by means of allocating commitments, participating in loans or other means of syndicating loans. We will not engage in a co-investment transaction with an affiliate where the affiliate has a senior position to the loan held by us. To the extent that an affiliate provides financing to one of our borrowers, such loans will be working capital loans or loans that are subordinate to our loans. We may also serve as co-lenders in loans originated by third parties and, in the future, we may also acquire loans or loan participations.

Our loans are generally secured by real estate and, when lending to owner-operators in the cannabis industry, also other collateral, such as equipment, receivables, intellectual property, licenses or other assets of the borrowers to the extent permitted by applicable laws and regulations governing such borrowers.

As of December 31, 2024, our portfolio is comprised primarily of first mortgage loans to established multi-state or single-state cannabis operators or property owners. We consider cannabis operators to be established if they are state-licensed and are deemed to be operational and in good standing by the applicable state regulator. We do not own any warrants or other forms of equity in any of our portfolio companies that are involved in the cannabis industry, and we will not take warrants or equity in such issuers until permitted by applicable laws and regulations, including U.S. federal laws and regulations.

We impose strict loan covenants and seek personal or corporate guarantees for additional protection. As of December 31, 2024, 36.5% of the loans held in our portfolio based on outstanding principal, are backed by personal or corporate guarantees. We aim to maintain a diversified portfolio across jurisdictions and across verticals, including cultivators, processors, dispensaries, and other businesses ancillary thereto. In addition, we may invest in borrowers that have equity securities that are publicly traded on the Canadian Stock Exchange (“CSE”) in Canada and/or over-the-counter in the United States.

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

Our Manager

We are externally managed by our Manager pursuant to our Management Agreement. Our senior management team is provided by our Manager and includes John Mazarakis, our Executive Chairman, Anthony Cappell, our Co-Chief Executive Officer, Peter Sack, our Co-Chief Executive Officer, Dr. Andreas Bodmeier, our President and Chief Investment Officer, David Kite, our Chief Operating Officer and Phil Silverman, our Chief Financial Officer. Our Manager is supported by additional investment professionals with significant expertise in executing our investment strategy and accounting, operational, compliance and legal professionals.

Our Manager’s Investment Committee, which is comprised of John Mazarakis, Anthony Cappell, Andreas Bodmeier, David Kite and Peter Sack, advises and consults with our Manager and its investment professionals with respect to our investment strategy, portfolio construction, financing, investment guidelines, and risk management, and approves all of our investments. The investment professionals of our Manager have over 100 years of combined experience in private credit, real estate lending, retail, real estate acquisitions and development, investment advice, risk management, and consulting. Collectively, the investment professionals have originated, underwritten, structured, documented, managed, or syndicated over $8.0 billion in credit and real estate transactions during their careers, which includes loans to cannabis operators, loans to companies engaged in activities unrelated to cannabis, as well as commercial real estate loans. The depth and breadth of the management and investment team allows our Manager to address all facets of our operations.

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

Core Earnings is defined as the Company's net income (loss) for the applicable period, computed in accordance with GAAP, excluding (i) non-cash equity compensation expense, (ii) the Incentive Compensation, (iii) depreciation and amortization, (iv) any unrealized gains or losses or other non-cash items that are included in net income for the applicable reporting period, regardless of whether such items are included in other comprehensive income or loss, or in net income and (v) one-time events pursuant to changes in GAAP and certain non-cash charges.

Core Earnings, as defined in the Management Agreement, is consistent with the definition of Distributable Earnings as described in "Non-GAAP Measures and Key Financial Measures and Indicators" within Management’s Discussion and Analysis of Financial Condition and Results of Operations..

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

Monthly in cash.

Termination Fee

Equal to three times the sum of (i) the annualized average quarterly Base Management Fee and (ii) the annualized average quarterly Incentive Compensation, in each case, earned by our Manager during the 24-month period immediately preceding the most recently

Upon specified

completed fiscal quarter prior to the date of termination. Such fee shall be payable upon termination of our Management Agreement in the event that (i) we decline to renew our Management Agreement, without cause, upon 90 days’ prior written notice and the affirmative vote of at least a majority of our independent directors that there has been unsatisfactory performance by our Manager that is materially detrimental to us taken as a whole, or (ii) our Management Agreement is terminated by our Manager (effective upon 60 days’ prior written notice) based upon our default in the performance or observance of any material term, condition or covenant contained in our Management Agreement and such default continuing for a period of 30 days after written notice thereof specifying such default and requesting that the same be remedied in such 30-day period.

termination in cash.

Summary Compensation Table

	Year ended December 31, 2024	Year ended December 31, 2023
Base Management Fees	$4,138,401	$4,046,398
Incentive Fees	3,923,495	4,736,436
Expense Reimbursement	4,821,373	4,799,210
Total	$12,883,269	$13,582,044

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

Leading Cannabis Lending Platform. Chicago Atlantic Group, LP (our “Sponsor”) and its affiliates have originated and closed more than 90 loans totaling approximately $2.1 billion to companies operating in the cannabis industry, making their first loan to a cannabis operator in April 2019. We believe we are a leading capital provider in the cannabis ecosystem with the requisite domain expertise, deep relationships, nimble execution capabilities, stringent underwriting standards, and strong risk analytics to become the lender of choice in the industry. We believe our broad network of deep relationships allows us to originate a substantial number of loans that are not broadly marketed. We believe we are differentiated from our competitors because we seek to target operators and facilities that exhibit lower-risk characteristics on a relative basis, which we believe include generally limiting exposure to ground-up construction, lending to cannabis operators with operational and profitable facilities, diversification of geographies and distribution channels, among other factors.

Sizable Portfolio with Compelling Risk-Adjusted Returns That is Secured by Different Types of Collateral. We believe our current portfolio investments have attractive risk-adjusted returns. As of December 31, 2024, the yield to maturity (“YTM”) IRR on our loans is 17.2% on a weighted average basis and ranges from 11.0% to 31.2% through coupons, OID, unused fees, exit fees, and other yield-enhancing fees, as applicable. Our loans are primarily secured by real property and certain personal property, including licenses, equipment, and other assets to the extent permitted by applicable laws and the regulations governing our borrowers.

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

Nimble Execution. We believe we have nimble execution capabilities, with the ability to redeploy capital more quickly than the typical REIT land ownership models because we offer shorter terms on our loans than typical equity REITs. Our current portfolio as of December 31, 2024 has a weighted average maturity of 2.2 years with significant prepayment protections, whereas we believe that certain competitors with typical equity REIT land ownership models often have long-term leases averaging 10 years or more. The duration of our loans, as compared to the length of leases usually employed by equity REITs, allows us to redeploy our capital with more flexibility as market changes occur instead of being locked in for longer periods of time. This model also allows our borrowers to retain control of their real estate assets, which is important to their businesses and allows for more flexibility regarding their capital structure.

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

We intend to continue providing financing to state-licensed cannabis cultivators, processors, distributors, retailers, vertically-integrated cannabis firms, non-plant touching manufacturers, suppliers, and service providers to such industries, and other businesses ancillary thereto, located in the U.S. and Canada. We will continue to focus on operators with strong collateral, in the form of real estate, equipment and receivables owned by the borrower, and may opportunistically invest in “all asset lien” cash flow loans, to the extent that allows us to maintain our qualification as a REIT, with a strict focus on adhering to conservative underwriting criteria. Our Manager will regularly evaluate loans and retains independent third-party valuation firms to provide input on the valuation of unquoted assets, which our Manager considers along with various other subjective and objective factors when making any such evaluation, including the determination of reserves for credit losses, as applicable. The collateral underlying our loans is located in states in the U.S. that we believe have attractive regulatory environments for companies operating in the cannabis industry, economic conditions and commercial real estate fundamentals.

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

Manager’s Investment Committee

The Manager’s Investment Committee overseeing the loan portfolio and the loan origination process for us is focused on managing our credit risk through a comprehensive investment review process. As part of the investment process, the Manager’s Investment Committee must approve each loan before term sheets or other commitment papers are issued.

In addition, the Audit Committee of our Board may assist our Board in its oversight of the determination of loss reserves and/or the fair value of assets, as applicable, that are not publicly traded or for which current market values are not readily available by evaluating various subjective and objective factors, including input provided by an independent valuation firm that we currently retain to provide input on the valuation of such assets. The Audit Committee of our Board is also responsible for the approval and pricing as it relates to all related party transactions, including those relating to loan portfolio transactions.

Our Portfolio

Overview

As of December 31, 2024, loans to 30 different borrowers comprise our portfolio, totaling approximately $410.2 million in total principal amount, of which $404.7 million is designated as held for investment and carried at amortized cost and $5.5 million is reported at fair value on the consolidated balance sheets. Additionally, the Company has approximately $20.9 million in unfunded commitments to existing borrowers, of which $14.9 million and $6.0 million relate to loans held for investment and loans at fair value, respectively. As of December 31, 2024, our loan portfolio had a weighted-average yield-to-maturity internal rate of return (“YTM IRR”) of 17.2% and was secured by real estate and, with respect to certain of our loans, substantially all assets in the borrowers and certain of their subsidiaries, including equipment, receivables, and licenses. The YTM IRR on our loans is designed to present the total annualized return anticipated on the loans if such loans are held until they mature, which is consistent with our operating strategy. YTM IRR summarizes various components of such return, such as cash interest, paid-in-kind interest, original issue discount, and exit fees, in one measure that is comparable across loans. YTM IRR is calculated using various inputs, including (i) cash and paid-in-kind (“PIK”) interest, which is capitalized and added to the outstanding principal balance of the applicable loan, (ii) original issue discount (“OID”), (iii) amortization, (iv) unused fees, and (v) exit fees. Certain of our loans have extension fees, which are not included in our YTM IRR calculations, but may increase YTM IRR if such extension options are exercised by borrowers.

The below table summarizes our portfolio of loans held for investment by rate type as of December 31, 2024 and 2023.

	As of December 31, 2024
	Total Principal	Original Issue Discount	Carrying Value	Percentage of loans held for investment
Fixed-rate loans	$149,771,871	$(545,081)	$149,226,790	37.0%
Floating-rate loans	254,949,683	(1,699,427)	253,250,256	63.0%
Total	$404,721,554	$(2,244,508)	$402,477,046	100.0%

As of December 31, 2024, the Company has one loan held at fair value with a principal balance of $5.5 million, which bears a fixed rate. On an aggregate basis, our total loan portfolio is comprised of 62.1% and 37.9% floating rate loans and fixed rate loans, respectively.

	As of December 31, 2023
	Total Principal	Original Issue Discount	Carrying Value	Percentage of loans held for investment
Fixed-rate loans	$69,366,367	$(244,753)	$69,121,614	19.5%
Floating-rate loans	286,378,938	(1,859,942)	284,518,996	80.5%
Total	$355,745,305	$(2,104,695)	$353,640,610	100.0%

The table below summarizes our portfolio of loans held for investment as of December 31, 2024.

Loan (1)	Location(s)	Initial Funding Date (1)	Maturity Date (2)	Principal Balance	Original Issue Discount	Carrying Value	Percentage of Our Loan Portfolio	Future Fundings	Interest Rate (3)	Periodic Payment (4)	YTM IRR (5)
1	Various	10/27/2022	10/30/2026	$19,324,557	$(314,110)	$19,010,447	4.7%	-	P+6.5% Cash (8)	P&I	17.1%
2	Michigan	12/31/2021	12/31/2025	27,110,506	-	27,110,506	6.7%	-	P+3% Cash (13)(20)	I/O	17.3%
3	Various	11/18/2021	1/29/2027	21,248,176	(523,689)	20,724,487	5.1%	-	P+10.375% Cash, 2.75% PIK (11)(14)(15)	I/O	22.2%
4	Arizona	4/19/2021	6/17/2026	6,626,809	-	6,626,809	1.6%	-	11.91% Cash	I/O	17.0%
5	Massachusetts	4/19/2021	4/30/2025	2,564,180	-	2,564,180	0.6%	-	P+12.25% Cash (6)	P&I	22.6%
6	Michigan	8/20/2021	1/30/2026	4,958,123	-	4,958,123	1.2%	-	P+6.5% Cash (13)	I/O	17.2%
7	Illinois, Arizona	8/24/2021	6/30/2025	24,293,793	(54,413)	24,239,380	6.0%	-	P+6% Cash, 2% PIK (9)	P&I	19.3%
8	West Virginia	9/1/2021	12/31/2025	8,491,943	-	8,491,943	2.1%	-	10% Cash	I/O	15.0%
9	Pennsylvania	9/3/2021	6/30/2024	16,402,488	-	16,402,488	4.1%	-	P+20.75% Cash(6)(16)	P&I	17.5%
12	Various	11/8/2021	10/31/2027	11,159,358	(35,634)	11,123,724	2.8%	-	P+7% Cash, 2% PIK (10)	I/O	19.3%
16	Florida	12/30/2021	8/29/2025	6,557,500	(25,236)	6,532,264	1.6%	-	16.75% Cash	I/O	31.2%
18	Ohio	2/3/2022	12/31/2025	45,024,611	(433,918)	44,590,693	11.1%	-	P+1.75% Cash, 5% PIK (9)(17)	I/O	16.1%
19	Florida	3/11/2022	12/31/2025	18,892,211	(23,850)	18,868,361	4.7%	-	11% Cash, 5% PIK	P&I	16.5%
20	Missouri	5/9/2022	11/28/2025	22,243,402	(65,969)	22,177,433	5.5%	-	11% Cash, 2% PIK	P&I	14.7%
21	Illinois	7/1/2022	7/29/2026	6,583,891	(34,755)	6,549,136	1.6%	-	P+7% Cash, 2% PIK (9)	P&I	23.3%
23	Arizona	3/27/2023	3/31/2026	1,620,000	(20,682)	1,599,318	0.4%	-	P+7.5% Cash (12)	P&I	18.7%
24	Oregon	9/27/2022	9/27/2026	580,000	-	580,000	0.1%	-	P+10.5% Cash (7)	P&I	21.7%
25	New York	8/1/2023	6/29/2036	25,093,595	-	25,093,595	6.2%	-	15% Cash	P&I	16.6%
27	Nebraska	8/15/2023	6/30/2027	17,400,000	-	17,400,000	4.3%	-	P+6.5% Cash (18)	I/O	15.7%
28	Ohio	9/13/2023	3/13/2025	2,466,705	-	2,466,705	0.6%	-	15% Cash	I/O	17.4%
29	Illinois	10/11/2023	10/9/2026	1,943,217	-	1,943,217	0.5%	-	11.4% Cash, 1.5% PIK	P&I	14.7%
30	Missouri, Arizona	12/19/2023	12/31/2026	19,000,000	(139,306)	18,860,694	4.7%	-	P+7.75% Cash (13)	P&I	18.7%
31	California, Illinois	5/3/2023	5/3/2026	6,680,000	-	6,680,000	1.7%	-	P+8.75% Cash (10)	I/O	18.3%
32	Nevada	4/15/2024	8/15/2027	6,000,000	(27,982)	5,972,018	1.5%	-	P+6.5% Cash (12)	I/O	16.1%
33	Minnesota	5/20/2024	5/28/2027	1,116,000	(4,776)	1,111,224	0.3%	-	12% Cash (14)	P&I	12.9%
34	Arizona	6/17/2024	5/29/2026	10,000,000	-	10,000,000	2.5%	-	11.91% Cash	I/O	12.8%
35	California	8/23/2024	8/23/2027	24,256,045	-	24,256,045	6.0%	-	12% Cash, 3% PIK	I/O	16.3%
36	Illinois	10/28/2024	1/1/2027	25,000,000	(114,937)	24,885,063	6.2%	2,000,000	P+6.25% Cash (10)	I/O	15.2%
37	Various	11/26/2024	11/24/2028	20,019,444	(390,404)	19,629,040	4.9%	10,000,000	12% Cash, 1% PIK (19)	I/O	15.2%
38	Minnesota	12/13/2024	12/13/2025	2,065,000	(34,847)	2,030,153	0.5%	2,935,000	10% Cash (19)	I/O	14.7%
			Total	$404,721,554	$(2,244,508)	$402,477,046	100%	$14,935,000		Wtd Average	17.2%

(1)
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
(4)
P&I = principal and interest. I/O = interest only. P&I loans may include interest only periods for a portion of the loan term. The frequency of loan payments may be monthly or quarterly as required by the respective credit agreement governing such loan.
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
(12)
This Loan is subject to a prime rate floor of 8.00%
(13)
This Loan is subject to a prime rate floor of 8.50%
(14)
The borrower of Loan #33 is an affiliate of the borrower of Loan #3, a related party. The aggregate principal balance of these loans is included on the consolidated balance sheet as loans held for investment - related party. See Note 9 of the consolidated financial statements for further details.
(15)
The aggregate principal balance outstanding of Loan #3 is comprised of two tranches. The first tranche has a principal balance of approximately $16.9 million, bears a floating interest rate of prime plus 10.375% cash and 2.75% PIK and has a maturity date of January 29, 2027. The second tranche has a principal balance of approximately $4.4 million, bears an interest rate of 15.00% cash and 2.00% PIK, and a maturity date of May 29, 2026. The statistics presented reflect the weighted average of the rate terms under both tranches for the total aggregate loan principal, however only the maturity date for the first tranche has been presented in the table above.
(16)
As of May 1, 2023, Loan #9 was placed on non-accrual status and remains on non-accrual as of December 31, 2024. Loan #9 is included on the consolidated balance sheet as a loan held for investment – related party (Note 9). This loan had an original maturity date of June 30, 2024 and is included in amounts past due in the tables included in Note 3 to the consolidated financial statements.
(17)
An affiliate under common control holds a controlling equity investment in this portfolio company (Note 9).
(18)
This loan has floating grid pricing based on the Prime Rate plus a spread of 5.00% to 8.75% based on monthly annualized EBITDA performance. As of December 31, 2024, applied interest rate is Prime Rate + 6.50%.
(19)
Loan #37 and Loan #38 bear unused fees on the unfunded commitment of 0.75% and 1.50% per annum, respectively.
(20)
On September 27, 2024, $13.0 million of principal of Loan #2 was reclassified to held for sale, and was subsequently sold to a third party at a price of $13.0 million on September 30, 2024. The remaining balance presented is held for investment as of December 31, 2024.

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

The table below represents the real estate collateral securing our loans as of December 31, 2024. The real estate collateral values in the table below were measured at the time of underwriting and based on various sources of data available at such time. In addition, the real estate that secures our loans is generally appraised by a third party at least once a year, or more frequently as needed.

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

Loan	Loan Type (1)	Location	Property Type	Principal Balance as of December 31, 2024	Implied Real Estate Collateral for REIT(2)	Our Real Estate Collateral Coverage as of December 31, 2024 (4)
1	Senior Real Estate Corporate Loan	Multi-State	Retail	$19,324,557	$743,479	0.04	x
2	Senior Real Estate Corporate Loan [3]	Michigan	Retail/Industrial	27,110,506	55,702,829	2.05	x
3	Senior Real Estate Corporate Loan [3]	Multi-State	Industrial	21,248,176	19,356,702	0.91	x
4	Senior Real Estate Corporate Loan	Arizona	Industrial	6,626,809	9,290,473	1.40	x
5	Senior Real Estate Corporate Loan [3]	Massachusetts	Retail	2,564,180	900,000	0.35	x
6	Senior Real Estate Corporate Loan [3]	Michigan	Retail/Industrial	4,958,123	15,850,000	3.20	x
7	Senior Real Estate Corporate Loan	Illinois, Arizona	Industrial	24,293,793	24,251,753	1.00	x
8	Senior Real Estate Corporate Loan	West Virginia	Retail/Industrial	8,491,943	14,255,000	1.68	x
9	Senior Real Estate Corporate Loan [3]	Pennsylvania	Industrial	16,402,488	17,000,000	1.04	x
12	Senior Real Estate Corporate Loan [3]	Multi-State	Retail	11,159,358	2,261,635	0.20	x
16	Senior Loan	Florida	None	6,557,500	-	0.00	x
18	Senior Real Estate Corporate Loan [3]	Ohio	Retail/Industrial	45,024,611	41,020,000	0.91	x
19	Senior Real Estate Corporate Loan	Florida	Industrial	18,892,211	17,105,553	0.91	x
20	Senior Real Estate Corporate Loan	Missouri	Retail/Industrial	22,243,402	23,128,946	1.04	x
21	Senior Real Estate Corporate Loan	Illinois	Retail/Industrial	6,583,891	8,597,586	1.31	x
23	Senior Real Estate Corporate Loan [3]	Arizona	Retail/Industrial	1,620,000	1,502,132	0.93	x
24	Senior Real Estate Corporate Loan [3]	Oregon	Retail/Industrial	580,000	2,560,000	4.41	x
25	Senior Real Estate Corporate Loan	New York	Retail	25,093,595	31,812,317	1.27	x
27	Senior Real Estate Corporate Loan	Nebraska	Industrial	17,400,000	48,027,551	2.76	x
28	Senior Real Estate Corporate Loan	Ohio	Retail	2,466,705	2,900,000	1.18	x
29	Senior Real Estate Corporate Loan	Illinois	Retail	1,943,217	4,400,000	2.26	x
30	Senior Delayed Draw Term Loan	Missouri, Arizona	Retail/Industrial	19,000,000	6,464,130	0.34	x
31	Senior Loan	California, Illinois	None	6,680,000	-	0.00	x
32	Senior Real Estate Corporate Loan	Nevada	Retail/Industrial	6,000,000	2,340,000	0.39	x
33	Senior Real Estate Corporate Loan	Minnesota	Retail	1,116,000	1,720,000	1.54	x
34	Senior Real Estate Corporate Loan	Arizona	Industrial	10,000,000	14,019,527	1.40	x
35	Senior Real Estate Corporate Loan	California	Industrial	24,256,045	26,600,000	1.10	x
36	Senior Real Estate Corporate Loan	Illinois	Industrial	25,000,000	49,700,000	1.99	x
37	Senior Delayed Draw Term Loan [3]	Multi-State	Industrial	20,019,444	10,584,755	0.53	x
38	Senior Secured Revolver	Multi-State	Retail/Industrial	2,065,000	3,050,000	1.48	x
				$404,721,554	$455,144,368	1.1	x

(1)
Senior Real Estate Corporate Loans, Senior Delayed Draw Term Loans and Senior Secured Revolvers are structured as loans to owner operators secured by real estate or loans to property owners that are leased to a third party tenant. Senior Loans are corporate loans that are not secured by real estate collateral.
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

Debt Financing

Revolving Loan

In May 2021, in connection with the Company’s acquisition of its wholly-owned financing subsidiary, CAL, the Company was assigned a secured revolving credit facility (the “Revolving Loan”). As of December 31, 2022, the Revolving Loan had an interest rate equal to the greater of (1) the Prime Rate plus the applicable margin and (2) 3.25%. The applicable margin is derived from a floating rate grid based upon the ratio of debt to equity of CAL and increases from 0% at a ratio of 0.25 to 1 to 1.25% at a ratio of 1.5 to 1. The Revolving Loan had an aggregate commitment of $92.5 million, and a maturity date of the earlier of (i) December 16, 2023 and (ii) the date on which the Revolving Loan is terminated pursuant to the terms of the Revolving Loan agreement.

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

On June 30, 2023, CAL entered into a Fourth Amended and Restated Loan and Security Agreement (the “Fourth Amendment and Restatement”). The Fourth Amendment and Restatement increased the loan commitment from $92.5 million to $100.0 million. No other material terms of the Revolving Loan were modified as a result of the execution of the Fourth Amendment and Restatement. The Company incurred debt issuance costs of $0.1 million related to the Fourth Amendment and Restatement, which were capitalized and are subsequently being amortized through maturity.

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

The Revolving Loan provides for certain affirmative covenants, including requiring us to deliver financial information and any notices of default, and conducting business in the normal course. Additionally, the Company must comply with certain financial covenants including: (1) maximum capital expenditures of $150,000, (2) maintaining a debt service coverage ratio greater than 1.35 to 1, and (3) maintaining a leverage ratio less than 1.50 to 1. As of December 31, 2024, the Company is in compliance with all financial covenants with respect to the Revolving Loan.

As of December 31, 2024 and 2023, unamortized debt issuance costs related to the Revolving Loan, including all amendments and amendments and restatements thereto, as applicable, of $305,075 and $366,592, respectively, are recorded in other receivables and assets, net on the consolidated balance sheets.

As of December 31, 2024, we had an outstanding balance of $55.0 million and remaining undrawn availability of $55.0 million under the Revolving Loan. Additionally, as of December 31, 2024, $131.0 million in principal of our loans held for investment are pledged as collateral in the borrowing base of the Revolving Loan.

Notes Payable

On October 18, 2024 (the "Closing Date"), the Company entered into a Loan Agreement by and among the Company and the various financial institutions party thereto, for an aggregate commitment of $50.0 million in senior unsecured notes (the "Unsecured Notes"). The Unsecured Notes have a contractual four year term maturing on October 18, 2028 and bear a fixed interest rate of 9.00% per annum. The Company may prepay the Unsecured Notes at any time without penalty following the second anniversary of the Closing Date. A prepayment penalty of 3.00% and 2.00% would be due and payable in the event of prepayment prior to the first and second anniversary of the Closing Date, respectively.

The $50.0 million aggregate commitment was advanced on the Closing Date and proceeds were used to temporarily repay outstanding obligations on the Revolving Loan and for other working capital purposes. The Company incurred debt issuance costs of approximately $0.9 million related to the Unsecured Notes, which were capitalized and offset against the outstanding face value of the Unsecured Notes within the line item Notes Payable, net on the consolidated balance sheets.

The Unsecured Notes provide for certain affirmative covenants, including requiring us to deliver certain financial information and any notices of default, and conducting business in the normal course. Additionally, the Company must comply with certain financial and non-financial covenants including but not limited to: (1) minimum stockholders' equity of $200.0 million, (2) maximum aggregate indebtedness of $225.0 million, subject to increase from time to time based upon ratable increases in stockholders' equity, and (3) maintenance of an investment-grade credit rating. As of December 31, 2024, the Company is in compliance with all financial covenants with respect to the Unsecured Notes.

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

Jeff Sessions resigned as U.S. Attorney General on November 7, 2018. On February 14, 2019, William Barr was confirmed as U.S. Attorney General. However, in a written response to questions from U.S. Senator Cory Booker made as a nominee, Attorney General Barr stated “I do not intend to go after parties who have complied with state law in reliance on the Cole Memo.” The DOJ under Mr. Barr did not take a formal position on federal enforcement of laws relating to cannabis. Mr. Barr has stated publicly that his preference would be to have a uniform federal rule against cannabis, but, absent such a uniform rule, his preference would be to permit the existing federal approach of leaving it up to the states to make their own decisions. Attorney General Garland indicated that he did not intend to prosecute state-legal marijuana programs, and testified to Congress in March of 2023 that the DOJ intended to release a new policy memorandum that would be similar in content to the Cole Memorandum. The new DOJ Memorandum, however, has not yet been released, and there can be no assurances that DOJ or other law enforcement authorities will not seek to vigorously enforce existing laws.

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

U.S. Federal Income Tax Considerations

We have elected to be taxed as a REIT under Sections 856 through 860 of the Code, commencing with our taxable year ended December 31, 2021. We believe that we have qualified as a REIT and that our method of operation will enable us to continue to qualify as a REIT.

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

Competition

We operate in a competitive market for the origination and acquisition of attractive lending opportunities. We compete with a variety of institutional investors, including other REITs, debt funds, specialty finance companies, savings and loan associations, banks, mortgage bankers, insurance companies, institutional investors, investment banking firms, financial institutions, private equity and hedge funds, and other entities. Some of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. Several of our competitors, including other REITs, have raised, or may raise, significant amounts of capital and may have investment objectives that overlap with our investment objective, which may create additional competition for lending and other investment opportunities. Some of our competitors may have a lower cost of funds and access to funding sources that may not be available to us or are only available to us on substantially less attractive terms. Many of our competitors are not subject to the operating constraints associated with REIT tax compliance or maintenance of an exclusion or exemption from the Investment Company Act. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more lending relationships than we do. Competition may result in realizing fewer investments, higher prices, acceptance of greater risk, greater defaults, lower yields or a narrower spread of yields over our borrowing costs. In addition, competition for attractive investments could delay the investment of our capital.

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

Item 1A. Risk Factors

An investment in our common stock involves a high degree of risk and should be considered highly speculative. Before making an investment decision, you should carefully consider the following risk factors, which address the material risks concerning our business and an investment in our common stock. If any of the risks discussed below occur, our business, prospects, liquidity, internal rate of return, financial condition and results of operations, and our ability to make distributions to our stockholders could be materially and adversely affected, in which case the value of our common stock could decline significantly and you could lose all or part of your investment. Some statements in the following risk factors constitute forward-looking statements.

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

Risks Related to Our Taxation as a REIT

•
Failure to maintain our qualification as a REIT for U.S. federal income tax purposes would cause us to be taxed as a regular corporation, which would substantially reduce funds available for distributions to our stockholders.

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

We were formed on March 30, 2021 and are subject to all of the business risks and uncertainties associated with businesses with limited operating history, including the risk that we will not achieve our investment objective and that the value of your investment could decline substantially. We cannot assure you that we will be able to operate our business successfully or profitably, or implement our operating policies. Our ability to provide attractive returns to our stockholders is dependent on our ability both to generate sufficient cash flow to pay our investors attractive distributions and to achieve capital appreciation, and we cannot assure you that we will be able to do either. There can be no assurance that we will be able to generate sufficient revenue from operations to pay our operating expenses and make or sustain distributions to stockholders. Our limited resources may also materially and adversely impact our ability to successfully implement our business plan. The results of our operations and the implementation of our business plan depend on several factors, including the availability of opportunities to make loans, the availability of adequate equity and debt financing, the federal and state regulatory environment relating to the cannabis industry (which are described below under “— Risks Related to the Cannabis Industry and Related Regulations”), conditions in the financial markets and economic conditions.

Competition for the capital that we provide may reduce the return of our loans, which could adversely affect our operating results and financial condition.

We compete as an alternative financing provider of debt financing to companies in the cannabis industry. Several competitors have entered the marketplace, and these competitors may prevent us from making attractive loans on favorable terms. Our competitors may have greater resources than we do and may be able to compete more effectively as a capital provider. In particular, larger companies may enjoy significant competitive advantages that result from, among other things, a lower cost of capital and enhanced operating efficiencies.

Additionally, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of loans, deploy more aggressive pricing and establish more relationships than us. Our competitors may also adopt loan structures similar to ours, which would decrease our competitive advantage in offering flexible loan terms. In addition, due to a number of factors (including, but not limited to, potentially greater clarity and/or unification of the laws and regulations governing cannabis by states and the federal government, including through federal legislation or descheduling of cannabis, which may, in turn, encourage additional federally-chartered banks to provide their services to cannabis-related businesses), the number of entities and the amount of funds competing to provide suitable capital may increase, resulting in loans with terms less favorable to investors. Moreover, we strategically benefit from the cannabis industry’s currently constrained access to U.S. capital markets and if such access is broadened, including if the New York Stock Exchange (the “NYSE”) and/or the Nasdaq Stock Market were to permit the listing of plant-touching cannabis companies in the U.S., the demand among U.S. cannabis companies for private equity investments and debt financings, including our target loans, may materially decrease and could result in our competing with financial institutions that we otherwise would not. Any of the foregoing may lead to a decrease in our profitability, and you may experience a lower return on your investment. Increased competition in providing capital may also preclude us from making loans that would generate attractive returns to us.

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

If any of these or similar events occur, it may cause borrowers to default on their obligations to us and, thereby, reduce our return from an affected property or investment and reduce or eliminate our ability to pay dividends to stockholders.

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

Our existing portfolio is, and our future loans may be, concentrated in a limited number of loans. If a significant loan to one or more companies fails to perform as expected, such failure could have a material adverse effect on our business, financial condition and operating results, and the magnitude of such effect could be more significant than if we had further diversified our portfolio. A consequence of this limited number of loans is that the aggregate returns we realize may be significantly adversely affected if a small number of loans perform poorly, if we need to write down the value of any one loan, if a loan is repaid prior to maturity and we are not able to promptly redeploy the proceeds and/or if an issuer is unable to obtain and maintain commercial success. While we intend to diversify our portfolio of loans as we deem prudent, we do not have fixed guidelines for diversification. As a result, our portfolio could be concentrated in relatively few loans and in a limited number of borrowers.

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

Our existing portfolio contains loans to companies with operations that are geographically concentrated in Arizona, California, Connecticut, Florida, Illinois, Maryland, Massachusetts, Michigan, Minnesota, Missouri, Nebraska, Nevada, New York, Ohio, Oregon, Pennsylvania, Texas and West Virginia, and we will be subject to social, political and economic risks of doing business in those states and any other state in which we in the future have lending exposure.

Our existing portfolio contains loans to companies with operations that are geographically concentrated in Arizona, California, Connecticut, Florida, Illinois, Maryland, Massachusetts, Michigan, Minnesota, Missouri, Nebraska, Nevada, New York, Ohio, Oregon, Pennsylvania, Texas and West Virginia. While our investment strategy includes a focus on providing loans to companies with operations in states that limit the number of cannabis license issuances in order to protect the value of our collateral, circumstances and developments related to operations in these markets that could negatively affect our business, financial condition, liquidity and results of operations include, but are not limited to, the following factors:

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

Although we will have the contractual ability to foreclose on, and take title to, the properties securing our mortgage loans upon a default by the borrower, we will not take title to and own such real estate as long as it is used in cannabis-related operations due to current statutory prohibitions, including Section 856 of the U.S. Controlled Substances Act of 1970, as amended (the “CSA”), which relates to, among other things, the management or control of properties that are used for the manufacturing, distributing or using of any controlled substances. Taking title to real estate used in cannabis-related activities or owning equity in cannabis-related businesses would also violate NASDAQ listing requirements, which require that an issuer’s business be conducted in compliance with all applicable laws and regulations. As a result, in the event of a borrower default, to the extent we determine that taking title to the underlying real estate is the optimal method of maximizing recovery on the defaulted loan, we will be forced to evict the borrower from the real estate and engage a third party to ensure all cannabis is removed from the subject property prior to taking possession. The regulatory requirements related to real property used in cannabis-related operations may cause significant delays or difficulties in transferring a property to another cannabis operator. In addition, any alternative uses of cannabis-related properties may be limited due to the specialized nature of the facilities or may be less profitable than the cannabis-related operations, which would adversely affect the value of the collateral securing our loans and could result in us selling the property at a loss. Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations and ability to make distributions to our stockholders.

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

While one of the loans in our portfolio is in payment default as of the date of this annual report on Form 10-K, there can be no assurance that we will not experience other defaults in the future.

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

We may invest in loan participation interests in which another lender or lenders share with us the rights, obligations and benefits of a commercial mortgage loan made by an originating lender to a borrower. Accordingly, we will not be in privity of contract with a borrower because the other lender or participant is the record holder of the loan and, therefore, we will not have any direct right to any underlying collateral for the loan. These loan participations may be senior, pari passu or junior to the interests of the other lender or lenders in respect of distributions from the commercial mortgage loan. Furthermore, we may not be able to control the pursuit of any rights or remedies under the commercial mortgage loan, including enforcement proceedings in the event of default thereunder. In certain cases, the original lender or another participant may be able to take actions in respect of the commercial mortgage loan that are not in our best interests. In addition, in the event that (1) the owner of the loan participation interest does not have the benefit of a perfected security interest in the lender’s rights to payments from the borrower under the commercial mortgage loan or (2) there are substantial differences between the terms of the commercial mortgage loan and those of the applicable loan participation interest, such loan participation interest could be recharacterized as an unsecured loan to a lender that is the record holder of the loan in such lender’s bankruptcy, and the assets of such lender may not be sufficient to satisfy the terms of such loan participation interest. Accordingly, we may face greater risks from loan participation interests than if we had made first mortgage loans directly to the owners of real estate collateral.

Declines in market prices and liquidity in the capital markets can result in significant net unrealized depreciation of our portfolio, which in turn would reduce the net carrying value of our portfolio.

Volatility in the capital markets can adversely affect our loan valuations. Decreases in the market values or fair values of our loans are recorded as unrealized depreciation. The effect of all of these factors on our portfolio can reduce the net carrying value of our portfolio by increasing net unrealized depreciation in our portfolio. Depending on market conditions, we could incur substantial realized and/or unrealized losses, which could have a material adverse effect on our business, financial condition or results of operations.

The loans and other assets we obtain may be subject to impairment charges, and we may experience a decline in the net carrying value of our assets.

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

Substantially all of the debt that we invest in is unrated. To the extent that credit ratings are assigned to our loans will be subject to ongoing evaluations and revisions, and we cannot assure you that those ratings will not be downgraded.

The debt that we invest in is typically not initially rated by any rating agency, but we believe that if such loans were rated, they would generally be below investment grade (rated lower than “Baa3” by Moody’s Investors Service, lower than “BBB-” by Fitch Ratings or lower than “BBB-” by Standard & Poor’s Ratings Services), which under the guidelines established by these entities is an indication of having predominantly speculative characteristics with respect to the borrower’s capacity to pay interest and repay principal. To the extent that some of our loans may be rated by rating agencies such as Moody’s Investors Service, Fitch Ratings, Standard & Poor’s,

DBRS, Inc. or Realpoint LLC. Any credit ratings on our loans are subject to ongoing evaluation by credit rating agencies, and we cannot assure you that any such ratings will not be changed or withdrawn by a rating agency in the future if, in its judgment, circumstances warrant. If rating agencies assign a lower-than-expected rating or reduce or withdraw, or indicate that they may reduce or withdraw, their ratings of our loans in the future, the value of our loans could significantly decline, which would adversely affect the value of our loan portfolio and could result in losses upon disposition or, in the case of our loans, the failure of borrowers to satisfy their debt service obligations to us. As of December 31, 2024, none of our loans were rated by ratings agencies.

As a result, a substantial portion of our portfolio may result in an above average amount of risk and volatility or loss of principal. While the loans we invest in are often secured, such security does not guarantee that we will receive principal and interest payments according to the terms of the loan, or that the value of any collateral will be sufficient to allow us to recover all or a portion of the outstanding amount of such loan should we be forced to enforce our remedies.

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

As of December 31, 2024, we had no investments in mezzanine loans, B-Notes or other investments that are subordinated or otherwise junior in an issuer’s capital structure.

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

•
other economic and political risks.

If any of the foregoing risks were to materialize, they could adversely affect our results of operations and financial condition. While our investment guidelines permit investments in non-U.S. real estate assets, as of December 31, 2024, none of our loans were made to non-U.S. borrowers nor collateralized by non-U.S. real estate assets.

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

We seek to invest primarily in debt investments in or relating to real estate-related businesses, assets or interests. Any deterioration of real estate fundamentals generally, and in the United States in particular, could negatively impact our performance, increase the default risk applicable to borrowers, and/or make it relatively more difficult for us to generate attractive risk-adjusted returns. Changes in general economic conditions will affect the creditworthiness of borrowers and/or the value of underlying real estate collateral relating to our investments and may include economic and/or market fluctuations, changes in environmental, zoning and other laws, casualty or condemnation losses, regulatory limitations on rents, decreases in property values, changes in the appeal of properties to tenants, changes in supply and demand of real estate products, fluctuations in real estate fundamentals, energy and supply shortages, various uninsured or uninsurable risks, natural disasters, changes in government regulations (such as rent control, zoning restrictions, building code mandates, etc.), changes in real property tax rates and operating expenses, changes in interest rates, changes in the availability of debt financing and/or mortgage funds which may render the sale or refinancing of properties difficult or impracticable, increased mortgage defaults, increases in borrowing rates, negative developments in the economy and/or real estate values generally and other factors that are beyond our control.

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

As of December 31, 2024, we had no investments in transitional loans.

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

In addition, our investments in the cannabis industry may further impair our ability to access bankruptcy proceedings, as entities engaged in cannabis-related activities have limitations in obtaining federal bankruptcy protection. Should a borrower involved in the cannabis industry be forced into bankruptcy, the inherent restrictions and uncertain judicial treatment of cannabis-related assets could delay or reduce the value recovered on collateral, if at all, adversely affecting the economic outcomes of such loans.

Construction loans involve an increased risk of loss.

We may invest in loans for which the proceeds are used for construction, primarily in the form of cultivation and dispensary build-outs of pre-existing buildings that collateralize our loans. If we fail to fund our entire commitment on a construction loan or if a borrower otherwise fails to complete the construction of a project, there could be adverse consequences associated with the loan, including, but not limited to, a loss of the value of the property securing the loan, especially if the borrower is unable to raise funds to complete it from other sources; a borrower’s claim against us for failure to perform under the loan documents; increased costs to the borrower that the borrower is unable to pay; a bankruptcy filing by the borrower; and abandonment by the borrower of the collateral for the loan.

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

Our credit agreements generally limit our borrowers from incurring any debt that ranks equally with, or senior to, our loans. As of December 31, 2024, we have invested in three portfolio companies, with an aggregate loan principal balance of approximately $54.5 million or 12.5% of our total assets, for which all or a portion of our debt, is subordinated to other indebtedness of the borrower. In such cases, the debt senior to us generally represents traditional bank financing entered into prior to our relationship with the portfolio company. Although our intended investment strategy is to construct a portfolio of loans secured with first priority liens on certain assets of our borrowers, we may in the future enter into additional credit agreements that rank equally with, or are subordinated to, other debt of our borrowers or that otherwise permit our borrowers to incur other debt that ranks equally with, or senior to, our loans under such credit agreements. In such case, such instruments may, by their terms, provide that the holders of such other debt are entitled to receive payment of interest or principal on or before the dates on which we are entitled to receive payments in respect of our loans. These instruments may prohibit borrowers from paying interest on or repaying our loans in the event and during the continuance of a default under such instrument or upon the occurrence of other specified events. In certain cases, we may, and may continue to, obtain unsecured guarantees from the parent entities or subsidiaries of our borrowers in addition to the collateral provided by such borrowers and such guarantees may be effectively subordinated to any secured debt of any such entities and/or structurally subordinated to any debt of such subsidiaries. Also, in the event of insolvency, liquidation, dissolution, reorganization or bankruptcy of a borrower, holders of securities ranking senior to our loan to that borrower, if any, typically are entitled to receive payment in full before we can receive any distribution in respect of our loan. After repaying such holders, the borrower may not have any remaining assets to use for repaying its obligation to us. In the case of securities or other debt ranking equally with our loans, we would have to share on an equal basis any distributions with other security holders in the event of an insolvency, liquidation, dissolution, reorganization or bankruptcy of the relevant borrower.

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

Insurance that is otherwise readily available, such as workers’ compensation, general liability, title insurance and directors’ and officers’ insurance, is more difficult for us and our borrowers to find and more expensive, because of our borrowers’ involvement in the regulated cannabis industry. We currently do not have any insurance coverage. There are no guarantees that we or our borrowers will be able to find insurance now or in the future, or that such insurance will be available on economically viable terms. Until such time as federal rescheduling efforts—such as the proposed move from Schedule I to Schedule III—materially improve the risk profile of investments in the cannabis industry, our inability to secure insurance remains a material risk factor. As a result, this may prevent us from entering into certain business sectors, may inhibit our growth, may expose us to additional risk and financial liabilities and, in the case of an uninsured loss, may result in the loss of anticipated cash flow or the value of our loan.

We do not currently have catastrophic insurance policies.

There are certain types of losses, generally of a catastrophic nature, such as earthquakes, floods, hurricanes, terrorism or acts of war, which may be uninsurable or not economically insurable. Inflation, changes in building codes and ordinances, environmental considerations and other factors, including terrorism or acts of war, also might result in insurance proceeds insufficient to repair or replace an asset if it is damaged or destroyed. We do not currently have insurance policies to protect us from the type of losses described above or restore our economic position with respect to any of our loans, although we generally require that our borrowers do carry such insurance policies for collateralized real estate properties. Any uninsured loss could result in the loss of anticipated cash flow from, and the asset value of, the affected asset and the value of our loan related to such asset. In addition, we do not currently carry directors’ and officers’ insurance.

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

Certain of our investments include original-issue-discount instruments and contractual PIK-interest arrangements. To the extent OID or PIK-interest constitutes a portion of our income, we are exposed to typical risks associated with such income being required to be included in taxable and accounting income prior to receipt of cash, including the following:

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

For U.S. federal income tax purposes, we may be required to include in income certain amounts before our receipt of the cash attributable to such amounts, such as OID or PIK interest, which represents contractual interest added to the loan balance and due at the end of the loan term. For example, such OID or increases in loan balances as a result of PIK interest will be included in income before we receive any corresponding cash payments. Also, we may be required to include in income other amounts that we will not receive in cash, including, for example, non-cash income from PIK securities, deferred payment securities and hedging and foreign currency transactions. In addition, we intend to seek debt investments in the secondary market that represent attractive risk-adjusted returns, taking into account both stated interest rates and current market discounts to par value. Such market discounts may be included in income before we receive any corresponding cash payments.

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

We are subject to laws and regulations at the local, state and federal levels, including laws and regulations governing cannabis and REITs by state and federal governments. These laws and regulations, as well as their interpretation, may change from time to time, and new laws and regulations may be enacted, and enforcement priorities may shift, such as the possibility of more rigorous regulatory enforcement and reinterpretation of existing cannabis regulations. We cannot predict the nature and timing of future laws, regulations, interpretations or applications, or their potential effect. However, any change in these laws or regulations, changes in their interpretation, or newly enacted laws or regulations and any failure by us to comply with current or new laws or regulations or such changes thereto, could require changes to certain of our business practices, negatively impact our operations, cash flow or financial condition, impose additional costs on us or otherwise adversely affect our business.

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

Our business and the companies with which we do business are subject to risks and uncertainties caused by factors beyond our control. Such factors include economic pressures related to high inflation, interest rate uncertainty, economic weakness or recession, as well as geopolitical and public health events such as the Russia-Ukraine and Israel-Hamas wars, pandemics, workforce expectations, and labor shortages.

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

Cannabis, other than hemp, is a Schedule I controlled substance under the CSA. Even in states or territories that have legalized cannabis to some extent, the cultivation, possession and sale of cannabis all remain violations of federal law that are punishable by imprisonment, substantial fines and forfeiture. Moreover, individuals and entities may violate federal law if they aid and abet another in violating these federal controlled substance laws, or conspire with another to violate them, and violating the federal cannabis laws is a predicate for certain other crimes under the anti-money laundering laws and The Racketeer Influenced and Corrupt Organizations Act. Monitoring our compliance with these laws is a critical component of our business. The U.S. Supreme Court has ruled that the federal government has the authority to regulate and criminalize the sale, possession and use of cannabis, even for individual medical purposes, regardless of whether it is legal under state law.

For several years, the U.S. government has not enforced those laws against cannabis companies complying with state law and their vendors. We would likely be unable to execute our business plan if the federal government were to reverse its long-standing hands-off approach to the state legal cannabis markets, described below, and start strictly enforcing federal law regarding cannabis.

On January 4, 2018, then acting U.S. Attorney General Jeff Sessions issued a memorandum for all U.S. Attorneys (the “Sessions Memo”) rescinding certain past DOJ memoranda on cannabis law enforcement, including the Memorandum by former Deputy Attorney General James Michael Cole (the “Cole Memo”) issued on August 29, 2013, under President Obama’s administration. Describing the criminal enforcement of federal cannabis prohibitions against those complying with state cannabis regulatory systems as an inefficient use of federal investigative and prosecutorial resources, the Cole Memo identified a list of federal enforcement priorities, including preventing interstate diversion or distribution of cannabis to minors, to focus enforcement efforts against operations that implicated these priorities. The Sessions Memo, which remains in effect, states that each U.S. Attorney’s Office should follow established principles that govern all federal prosecutions when deciding which cannabis activities to prosecute. As a result, federal prosecutors could and still can use their prosecutorial discretion to decide to prosecute even state-legal cannabis activities. Since the Sessions Memo was issued over six years ago, however, U.S. Attorneys have not prosecuted state law compliant entities.

Former Attorney General William Barr testified in his confirmation hearing on January 15, 2019, that he would not upset “settled expectations,” “investments,” or other “reliance interest[s]” arising as a result of the Cole Memo, and that he did not intend to use federal resources to enforce federal cannabis laws in states that have legalized cannabis “to the extent people are complying with the state laws.” He stated: “My approach to this would be not to upset settled expectations and the reliance interest that have arisen as a result of the Cole Memorandum and investments have been made and so there has been reliance on it, so I don’t think it’s appropriate to upset those interests.” He also implied that the CSA’s prohibitions of cannabis may be null in states that have legalized cannabis: “[T]he current situation … is almost like a back door nullification of federal law.” Industry observers generally have not interpreted Attorney General Barr’s comments to suggest that the DOJ would proceed with cases against participants who entered the state-legal industry after the Cole Memo had been rescinded.

President Biden, at the time he won the Democratic Party nomination for President, affirmed that his administration would seek to “[d]ecriminalize marijuana use and legalize marijuana for medical purposes at the federal level”; “allow states to make their own decisions about legalizing recreational use”; and “automatically expunge all past marijuana convictions for use and possession.” This did not occur during his term. Although the U.S. Attorney General could order federal prosecutors not to interfere with cannabis businesses operating in compliance with states’ laws, the President alone cannot legalize medical cannabis, and as states have demonstrated, legalizing medical cannabis can take many different forms. Although President Biden issued a proclamation in October 2022 asking the Secretary of Health and Human Services and the Attorney General to review “expeditiously . . . how marijuana is scheduled under federal law,” the process has been stalled.

The Trump administration has not taken an official stance on cannabis, and it is therefore unclear whether the process of rescheduling will continue and, if so, what the timing of such rescheduling would be. Even in an expedited format, the re- or descheduling process could take months, or even years. A total de-scheduling of cannabis is unlikely, but entirely removing it from the schedule under the Controlled Substances Act would eliminate the money laundering and aiding-and-abetting risks currently posed by providing financial services to cannabis businesses. Rescheduling cannabis to CSA Schedule III would ease certain research restrictions, but it would not make the state medical or adult use programs federally legal unless they were compliant with the FDA regulation of cannabis as a Schedule III drug.

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

The legality of hemp is in flux on a federal and a state-by-state basis, and therefore, changes to state or federal laws regarding hemp might result in limitations in our inability to execute our business plan.

Although hemp is not a controlled substance, it was only removed from the CSA as a result of the 2018 Farm Bill. The Farm Bill is, however, due to be amended and/or renewed by September 2025, and it is expected that there will be some changes made to the portion of the Farm Bill addressing hemp and hemp products. Specifically, it is expected that the amended Farm Bill will address the legality of hemp products containing hemp-derived cannabinoids, and the THC limit for such products. Members of the hemp industry must also contend with additional state statutes and regulations that are similarly limiting or banning the use of hemp-derived cannabinoids in products. As a result, there are products that are currently federally legal but illegal under state law and, with the advent of expected changes to the Farm Bill, it is likely that there will similarly be products that are state-legal but federally illegal.

Our loans do not prohibit our borrowers from engaging in the cannabis business that is permissible under state and local laws. The dynamics involved with hemp-derived cannabinoids are becoming complex, and in the face of ever-changing laws, policies will need to address whether our borrowers can engage in hemp business that is permissible under federal law, but not under state and local laws. It will also need to address the likelihood of ongoing changes on the state and local level as to what hemp products are legal. This could subject our borrowers to greater and/or different federal legal, state legal, and other risks as compared to businesses where hemp is not used to create ingestible products, which could materially adversely affect our business.

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

Should the federal government legalize cannabis for adult-use and/or medical-use, or if cannabis is rescheduled to Schedule III, it is possible that the U.S. Food and Drug Administration (the “FDA”) may have some role in regulating certain cannabis product. Indeed, after the U.S. government removed hemp and its extracts from the CSA as part of the Agriculture Improvement Act of 2008, then FDA Commissioner Scott Gottlieb issued a statement reminding the public of the FDA’s continued authority “to regulate products containing cannabis or cannabis-derived compounds under the Federal Food, Drug and Cosmetic Act (the “FD&C Act”) and section 351 of the Public Health Service Act.” He also reminded the public that “it’s unlawful under the FD&C Act to introduce food containing added cannabidiol (“CBD”) or tetrahydrocannabinol (“THC”) into interstate commerce, or to market CBD or THC products, as, or in, dietary supplements, regardless of whether the substances are hemp-derived,” and regardless of whether health claims are made, because CBD and THC entered the FDA testing pipeline as the subject of public substantial clinical investigations for GW Pharmaceuticals’ Sativex (THC and CBD) and Epidiolex (CBD). The memo added that, prior to introduction into interstate commerce, any cannabis product, whether derived from hemp or otherwise, marketed with a disease claim (e.g., therapeutic benefit, disease prevention, etc.) must first be approved by the FDA for its intended use through one of the drug approval pathways. Notably, the FDA can look beyond the product’s express claims to find that a product is a “drug.” The definition of “drug” under the FDCA includes, in relevant part, “articles intended for use in the diagnosis, cure, mitigation, treatment, or prevention of disease in man or other animals” as well as “articles intended for use as a component of [a drug as defined in the other sections of the definition].” 21 U.S.C. § 321(g)(1). In determining “intended use,” the FDA has traditionally looked beyond a product’s label to statements made on websites, on social media, or orally by the company’s representatives.

While the FDA has not yet enforced against the cannabis industry, it has sent numerous warning letters to sellers of CBD, Delta-8, and intoxicating hemp products. The FDA could turn its attention to the cannabis industry in the future, and will do so if cannabis is rescheduled, effectively moving it from primary DEA oversight (as a Schedule I drug) to primary FDA oversight (as a Schedule III drug). In the event that it is rescheduled, it is expected that the FDA may have to develop new policies and procedures to address cannabis’s unique challenges as a botanical product. In addition to requiring FDA approval of cannabis products marketed as drugs, the FDA could issue rules and regulations including certified good manufacturing practices related to the growth, cultivation, harvesting and processing of cannabis. It is also possible that the FDA would require that facilities where cannabis is grown register with the FDA and comply with certain federally prescribed regulations. Cannabis facilities are currently regulated by state and local governments. In the event that some or all of these federal enforcement and regulations are imposed, we do not know what the impact would be on the cannabis industry, including what costs, requirements and possible prohibitions may be enforced. If we or our borrowers are unable to comply with the regulations or registration as prescribed by the FDA, we and/or our borrowers may be unable to continue to operate our and their business in its current form or at all.

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

Various social and political circumstances in the U.S. and around the world (including wars and other forms of conflict, terrorist acts, security operations and catastrophic events such as fires, floods, earthquakes, tornadoes, hurricanes and global health epidemics or outbreaks of infectious diseases), may also contribute to increased market volatility and economic uncertainties or deterioration in the U.S. and worldwide. Such events, including trade tensions between the United States and other countries, such as Canada, Mexico, and China, other uncertainties regarding actual and potential shifts in U.S. and foreign trade, economic and other policies with other countries, the Russia-Ukraine war and the Israel-Hamas war and health epidemics and pandemics, could adversely affect our business, financial condition, cash flows and results of operations. These market and economic disruptions could also negatively impact the operating results of our borrowers.

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

Our primary interest rate exposures relate to the financing cost of our debt. Our financing costs are determined by reference to floating rates. The amount of such costs depends on a variety of factors, including, without limitation, (i) for collateralized debt, the value and liquidity of the collateral, and for non-collateralized debt, our credit, (ii) the level and movement of interest rates, and (iii) general market conditions and liquidity. In a period of rising interest rates, our interest expense on floating-rate debt would increase, while any additional interest income we earn on our floating-rate loans may not compensate for such increase in interest expense. At the same time, the interest income we earn on our fixed-rate loans would not change, the duration and weighted average life of our fixed-rate loans would increase and the market value of our fixed-rate loans would decrease. Similarly, in a period of declining interest rates, our interest income on floating-rate loans would decrease, while any decrease in the interest we are charged on our floating-rate debt may not compensate for such decrease in interest income and interest we are charged on our fixed-rate debt would not change. Any such scenario could materially and adversely affect us.

In order to combat inflation, the Federal Reserve raised the Federal Funds Rate multiple times from March 2022 through July 2023. From September 2024 through December 2024, the Federal Reserve reduced the Federal Funds Rate three times as the inflation began to stabilize. More recently, indications early in 2025 suggest that while a temporary pause in rate hikes may occur, persistent inflationary pressures and ongoing fiscal deficits may pose risk of volatility, thus any long-term plans by the Federal Reserve remain uncertain. These developments, along with the United States government’s credit and deficit concerns, global economic uncertainties and market volatility and the impacts of any current or future global health pandemics, could cause interest rates to be volatile, which may negatively impact our ability to access the capital markets on favorable terms.

Any bank credit facilities that we may use in the future to finance our operations may require us to provide collateral or pay down debt.

We utilize bank credit facilities (including term loans and revolving facilities) to finance a portion of our operations. We may not have the funds available to repay our debt when due, which would likely result in defaults unless we are able to raise funds from alternative sources, which we may not be able to achieve on favorable terms or at all. If we cannot meet these requirements, lenders could accelerate our indebtedness, increase the interest rate on advanced funds and terminate our ability to borrow funds from it, which could materially and adversely affect our financial condition and ability to implement our investment strategy. In addition, if a lender files for bankruptcy or becomes insolvent, our loans may become subject to bankruptcy or insolvency proceedings, thus depriving us, at least temporarily, of the benefit of such loans. Such an event could restrict our access to bank credit facilities and increase our cost of capital. The providers of bank credit facilities may also require us to maintain a certain amount of cash or set aside assets sufficient to maintain a specified liquidity position that would allow us to satisfy our collateral obligations. As a result, we may not be able to obtain leverage as fully as we would choose, which could reduce the return on our loans. If we are unable to meet these collateral obligations, our financial condition and prospects could deteriorate rapidly.

In addition, there can be no assurance that we will be able to obtain additional bank credit facilities on favorable terms, or at all, if needed. Banks and other financial institutions may be reluctant to enter into lending transactions with us because of the risks and uncertainty inherent in our investments in the cannabis industry.

Adoption of the Basel III standards and other proposed supplementary regulatory standards may negatively impact our access to financing or affect the terms of our future financing arrangements.

In response to various financial crises and the volatility of financial markets, the Basel Committee on Banking Supervision adopted the Basel III standards several years ago to reform, among other things, bank capital adequacy, stress testing, and market liquidity risk. United States regulators have elected to implement substantially all of the Basel III standards and have even implemented rules requiring enhanced supplementary leverage ratio standards, which impose capital requirements more stringent than those of the Basel II standards for the most systematically significant banking organizations in the United States. Adoption and implementation of the Basel III standards and the supplemental regulatory standards adopted by United States regulators may negatively impact our access to financing or affect the terms of our future financing arrangements due to an increase in capital requirements for, and constraints on, the financial institutions from which we may borrow.

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

We have conducted and intend to continue to conduct our operations so that we will be exempt from the provisions of the Investment Company Act pursuant to an exemption contained in Section 3(c)(5)(C) thereunder. The Investment Company Act provides certain protections to investors and imposes certain restrictions on registered investment companies (including, for example, limitations on the ability of registered investment companies to incur leverage), none of which will be applicable to us.

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

We classify our assets for purposes of our 3(c)(5)(C) exemption based upon no-action positions taken by the SEC staff and interpretive guidance provided by the SEC and its staff. These no-action positions are based on specific factual situations that may be substantially or entirely different from the factual situations we may face and a number of these no-action positions were issued more than twenty years ago. There may be no guidance from the SEC or its staff that applies directly to our factual situations and as a result we may have to apply SEC staff guidance that relates to other factual situations by analogy. No assurance can be given that the SEC or its staff will concur with our classification of our assets. In addition, the SEC or its staff may, in the future, issue further guidance that may require us to re-classify our assets for purposes of the Investment Company Act. If we are required to reclassify our assets, we may no longer be in compliance with the exemption from the definition of an investment company provided by Section 3(c)(5)(C) of the Investment Company Act.

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

In addition, we offer no assurance that our Manager will remain our manager or that we will continue to have access to our Manager’s officers, key personnel and investment professionals due to the termination of the Management Agreement, our Manager being acquired, or due to other circumstances. Currently, we are managed by our Board and our officers and by our Manager, as provided for under our Management Agreement. The Management Agreement will expire on May 1, 2025, and will be automatically renewed for a one-year term thereafter unless otherwise terminated by us or our Manager. Our Manager may terminate the Management Agreement with 90 days’ written notice prior to the expiration of the renewal term. If the Management Agreement is terminated and we are unable to find a suitable replacement for our Manager, we may not be able to execute our investment strategy.

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

Some examples of conflicts of interest that may arise by virtue of our relationship with our Manager include:

Manager’s advisory activities. While our Manager and its affiliates have agreed that for so long as our Manager is managing us, neither it nor any of its affiliates will sponsor or manage any other mortgage REIT that invests primarily in loans of the same kind as our Company, our Manager and its affiliates may otherwise manage other investment vehicles that have investment objectives that compete or overlap with, and may from time to time invest in, our target asset classes. For example, in October 2024, an affiliate of our Manager acquired a controlling interest in Chicago Atlantic BDC Advisers, LLC (fka Silver Spike Adviser, LLC), which serves as the investment adviser to Chicago Atlantic BDC, Inc. (fka Silver Spike Investment Corporation) (“CA BDC”), a business development company whose shares trade on the Nasdaq Global Market. CA BDC’s investment strategy is substantially similar to ours, except that its operations are regulated under the Investment Company Act and it is taxed as a regulated investment company (RIC), rather than as a REIT.

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

Allocation of loans. Our Manager and its affiliates endeavor to allocate loan opportunities in a fair and equitable manner, subject to their internal policies. The internal policies of our Manager and its affiliates, which may be amended without our consent, are intended to enable us to participate equitably in investment opportunities with any other investment vehicles that are managed by our Manager or affiliates of our Manager. In general, loan opportunities are allocated taking into consideration various factors, including, among others, the relevant investment vehicles’ available capital, their investment objectives or strategies, their risk profiles and their existing or prior positions in a borrower or particular loan, their potential conflicts of interest, the nature of the opportunity and market conditions, as well as the rotation of loan opportunities. Nevertheless, it is possible that we may not be given the opportunity to participate in certain loans made by investment vehicles managed by our Manager or affiliates of our Manager. In addition, there may be conflicts in the allocation of loan opportunities among us and the investment vehicles that our Manager or affiliates of our Manager manage in the future.

Co-investments. With the exception of CA BDC, which is an investment company subject to limitations on the ability to engage in transactions with affiliates, other investment vehicles managed by our Manager or affiliates of our Manager may co-invest with us or hold positions in a loan where we have also invested, including by means of splitting commitments, participating in loans or other means of syndicating loans. Such loans may raise potential conflicts of interest between us and such other investment vehicles. To the extent such investment vehicles seek to acquire the same target assets as us, subject to the internal policies of our Manager and its affiliates described above, the scope of opportunities otherwise available to us may be adversely affected and/or reduced. In such circumstances, the size of the investment opportunity in loans otherwise available to us may be less than it would otherwise have been, and we may participate in such opportunities on different and potentially less favorable economic terms than such other parties if our Manager deems such participation as being otherwise in our best interests. Furthermore, when such other investment vehicles have interests or requirements that do not align with our interests, including differing liquidity needs or desired investment horizons, conflicts may arise in the manner in which any voting or control rights are exercised with respect to the relevant borrower, potentially resulting in an adverse impact on us. If we participate in a co-investment with an investment vehicle managed by our Manager or an affiliate of our Manager and such vehicle fails to fund a future advance on a loan, we may be required to, or we may elect to, cover such advance and invest additional funds. In addition, if we and such other investment vehicles invest in different classes or types of debt, equity or other investments relating to the same borrower, actions may be taken by such other investment vehicles that are adverse to our interests, including, but not limited to, during a work-out, restructuring or insolvency proceeding or similar matter occurring with respect to such loan. As of December 31, 2024, our affiliates and affiliates of our Manager hold co-investments in 19 of the 30 portfolio companies in which we hold an investment.

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

Certain of our officers and directors and the officers and other personnel of our Manager also serve or may serve as officers, directors or partners of certain affiliates of our Manager, as well as investment vehicles sponsored by such affiliates, including investment vehicles or managed accounts not yet established, whether managed or sponsored by affiliates or our Manager. For example, Mr. Mazarakis, who serves as our Executive Chairman of the Board, was appointed in December 2024 to serve as Chief Executive Officer and Co-Executive Chairman of the Board of Vireo Growth Inc. (“Vireo”) which is one of our portfolio companies and a related party. Certain affiliated investment funds that are managed by entities under common control with our Manager, and for which Mr. Mazarakis can exercise significant influence, also hold material equity interests in Vireo. Vireo has further entered into binding agreements with certain target portfolio companies, which are or may become borrowers under loans held by us and/or our affiliates. As a result of these transactions, which are ongoing, there are conflicts of interest related to Mr. Mazarakis’ time and attention devoted to our affairs as well as his executive positions for both entities. Mr. Mazarakis has agreed to recuse himself from all matters that involve us, Vireo, and other target portfolio companies ancillary thereto; including as it relates to any actions that would arise, including exercise of rights and remedies under our credit agreements, if Vireo were to default on its obligations to us or if a similar material event occurred that presented a direct conflict between us and Vireo.

Accordingly, the ability of our Manager and its officers and employees to engage in other business activities may reduce the time our Manager spends managing our business. These activities could be viewed as creating a conflict of interest insofar as the time and effort of the professional staff of our Manager and its officers and employees will not be devoted exclusively to our business; instead, it will be allocated between our business and the management of these other investment vehicles, some of which may have conflicting interests with ours.

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

In addition to the Base Management Fees, our Manager is entitled to receive Incentive Compensation under our Management Agreement. Under our Management Agreement, we pay Incentive Compensation to our Manager based upon our achievement of targeted levels of Core Earnings. “Core Earnings” is generally defined in our Management Agreement as, for a given period, the net income (loss) computed in accordance with generally accepted accounting principals (“GAAP”), excluding (i) non-cash equity compensation expense, (ii) the Incentive Compensation, (iii) depreciation and amortization, (iv) any unrealized gains, losses or other non-cash items recorded in net income (loss) for the period, regardless of whether such items are included in other comprehensive income or loss, or in net income (loss); provided that Core Earnings does not exclude, in the case of loans with a deferred interest feature (such as OID, debt instruments with PIK interest and zero coupon securities), accrued income that we have not yet received in cash, and (v) one-time events pursuant to changes in GAAP and certain non-cash charges after discussions between our Manager and our independent directors and after approval by a majority of such independent directors. See "Non-GAAP Measures and Key Financial Measures and Indicators" within Management’s Discussion and Analysis of Financial Condition and Results of Operations for a description for further description of our Distributable Earnings, which is representative of Core Earnings, as defined in the Management Agreement.

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

While our Board periodically reviews our loan portfolio, it does not review proposed loans. In addition, in conducting periodic reviews, such directors may rely primarily on information provided to them by our Manager. Our Investment Guidelines (as defined below) may be changed from time to time upon recommendation by our Manager and approval by a majority of our Board (which must include a majority of the independent directors of our Board) and our Manager, without stockholders’ consent. Furthermore, our Manager may use complex strategies and loans entered into by our Manager that may be difficult or impossible to unwind by the time they are reviewed by our Board. Our Manager has great latitude in determining the types of loans that are proper for us, which could result in loan returns that are substantially below expectations or that result in losses, which would materially and adversely affect our business operations and results. In addition, our Manager is not subject to any limits or proportions with respect to the mix of target investments that we make or that we may in the future acquire other than as necessary to maintain our exemption from registration under the Investment Company Act and our qualification as a REIT. Decisions made and loans entered into by our Manager may not fully reflect your best interests.

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

Our founders, Mr. Mazarakis, our Executive Chairman, Mr. Cappell, our Co-Chief Executive Officer, and Dr. Bodmeier, our President, beneficially own approximately 4.0% of our outstanding equity as of December 31, 2024. Our founders also own 100% of the outstanding equity of our Manager. Our founders could therefore exert substantial influence over our corporate matters, such as electing directors and approving material mergers, acquisitions, strategic partnerships or other business combination transactions, as applicable. This concentration of ownership may discourage, delay or prevent a change in control which could have the dual effect of depriving our stockholders from an opportunity to receive a premium for their equity as part of a sale of our Company and otherwise reducing the price of such equity.

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

In the future, we may attempt to increase our capital resources by making offerings of debt securities or additional offerings of equity securities that may be senior to our common stock. As the cannabis industry continues to evolve and to the extent that additional states legalize cannabis, we expect the demand for capital to continue to increase as operators seek to enter and build out new markets. We expect the principal amount of the loans we originate to increase and that we will need to raise additional equity and/or debt to increase our liquidity in the future. Upon bankruptcy or liquidation, holders of our debt securities, lenders with respect to any of our borrowings and holders of our preferred stock, if any, will receive a distribution of our available assets prior to the holders of our common stock. Additional equity offerings by us may dilute the holdings of our existing stockholders or reduce the valuation of our common stock. Our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control. As a result, we cannot predict or estimate the amount, timing or nature of our future offerings, and holders of our common stock bear the risk of our future offerings reducing the valuation of our common stock and diluting their ownership interest.

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

Moreover, the evolving threat landscape—including the rise of sophisticated ransomware attacks, AI-driven phishing schemes, and increased risks stemming from supply chain vulnerabilities—has further heightened the challenges of safeguarding our information systems. New regulatory developments will likely continue to rise in priority and could impose more stringent disclosure requirements regarding cyber incidents, potentially amplifying the financial and operational impact of any breach.

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

We are obligated to maintain proper and effective internal control over financial reporting, including the internal control evaluation and certification requirements of Section 404 of the Sarbanes-Oxley Act (“Section 404”). We will not be required to comply with all of the requirements of Section 404 until we are no longer an emerging growth company under the JOBS Act. Prior to the IPO, we were not subject to the public company internal control framework requirements and therefore did not sufficiently design and document our control environment to be in compliance with all required public company standards contemplated by Section 404 that we will eventually be required to meet. Beginning with our annual report on Form 10-K for the year ended December 31, 2022, we are required to conduct annual management assessments of the effectiveness of our internal controls over financial reporting. However, our independent registered public accounting firm will not be required to formally attest to the effectiveness of our internal control over financial reporting until the date we are no longer an emerging growth company under the JOBS Act.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 1C. Cybersecurity.

Assessment, Identification and Management of Material Risks from Cybersecurity Threats

As an externally managed company, our business is highly dependent on the communications and information systems of our Manager, its affiliates and third-party service providers. We, in conjunction with our Manager, have adopted processes designed to identify, assess and manage material risks from cybersecurity threats which prioritizes detection and analysis of and response to known, anticipated, or unexpected threats, effective management of security risks and resilience against cyber incidents. The Manager's cybersecurity program is aligned to the National Institute of Standards of Technology (NIST) Cybersecurity Framework. Our Manager's cybersecurity risk management processes include technical security controls, policy enforcement mechanisms, monitoring systems, tools and related services, which include tools and services from third-party providers, and management oversight to assess, identify and manage risk from cybersecurity. Our Manager has implemented and continues to implement procedures to address internal and external threats to the security, confidentiality, integrity and availability of our and our Manager’s data and systems along with other material risks to operations and information of our shareholders and other third parties who entrust us with their sensitive information.

As part of its collective risk management process, our Manager engages a third party information technology consultant (“IT Consultant”) to evaluate risks associated with the Manager’s information and technology system(s), network and physical devices. Our Manager's cybersecurity risk management and awareness programs include periodic identification and testing of vulnerabilities, regular phishing simulations and annual general cybersecurity awareness and data protection training including for employees of our Manager. Our Manager also has annual certification requirements for employees, including employees who provide services to us pursuant to our Management Agreement with respect to certain policies supporting the cybersecurity program including Chicago Atlantic's Information Security and Electronic Communications policy, Data Protection Policy and Privacy Policy. Our Manager undertakes periodic internal security reviews of our information systems and related controls, including systems affecting personal data and the cybersecurity risks of our Manager and our critical third-party vendors and other partners. Our Manager also completes periodic external reviews of its cybersecurity program and practices, which include assessments of relevant data protection practices and targeted attack simulations.

Material Impact of Risks from Cybersecurity Threats

As of the date of this report, we have not experienced a material information security breach incident and the expenses we have incurred from information security breach incidents have been immaterial, and we are not aware of any cybersecurity risks that are reasonably likely to materially affect our business. However, future incidents could have a material impact on our business strategy, results of operations or financial condition. For additional discussion of the risks posed by cybersecurity threats, see “Item 1A. Risk Factors— General Risk Factors—We rely on information technology in our operations, and security breaches and other disruptions in our systems could compromise our information and expose us to liability, which would cause our business and reputation to suffer.”

Governance and Oversight of Cybersecurity Risks

Our cybersecurity program is managed by IT Manager and our IT consultant, which together, are responsible for enterprise-wide cybersecurity strategy, policies, standards, engineering, architecture and processes. The team is led by our Manager's IT Manager who has a bachelor's degree in Information Systems from Xavier University and over 15 years of experience advising on and managing risks from cybersecurity threats as well as developing and implementing cybersecurity policies and procedures for financial services companies.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed for trading on the Nasdaq Global Market under the symbol “REFI.” On March 7, 2025, the closing price of our common stock, as reported on the Nasdaq Global Market, was $16.15 per share. There were 53 holders of record of our common stock as of March 7, 2025. This number does not include beneficial owners who hold shares of our common stock in street name.

There were no unregistered sales of equity securities during the years ended December 31, 2024 and 2023.

Distribution Information

We intend to make regular quarterly distributions to our stockholders, consistent with our intention to maintain our qualification as a REIT for U.S. federal income tax purposes. U.S. federal income tax law generally requires that a REIT distribute annually at least 90% of its REIT taxable income, without regard to the deduction for dividends paid and excluding net capital gains and certain non-cash income, and that it pay tax at regular corporate rates to the extent that it annually distributes less than 100% of its REIT taxable income. As a result, in order to satisfy the requirements for us to qualify as a REIT and generally not be subject to U.S. federal income and excise tax, we intend to make regular quarterly distributions of all or substantially all of our REIT taxable income to our stockholders out of assets legally available therefor. REIT taxable income as computed for purposes of the foregoing tax rules will not necessarily correspond to our net income as determined for financial reporting purposes, or our Distributable Earnings as described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Non-GAAP Measures and Key Financial Measures and Indicators — Distributable Earnings.” See “U.S. Federal Income Tax Considerations — Taxation — Requirements for Qualification — Annual Distribution Requirements” for a summary of our distribution requirements as a REIT.

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

Our loans are secured by real estate and, in addition, when lending to owner-operators in the cannabis industry, other collateral, such as equipment, receivables, licenses or other assets of the borrowers to the extent permitted by applicable laws and regulations. In addition, we seek to impose strict loan covenants and seek personal or corporate guarantees for additional protection. As of December 31, 2024 and 2023, 36.5% and 27.1%, respectively, of the loan principal held in our portfolio are backed by personal or corporate guarantees. We aim to maintain a portfolio diversified across jurisdictions and across verticals, including cultivators, processors, dispensaries, as well as ancillary businesses. In addition, we may invest in borrowers that have equity securities that are publicly traded on the Canadian Stock Exchange (“CSE”) in Canada and/or over-the-counter in the United States.

As of December 31, 2024, our portfolio is comprised primarily of first mortgages to established multi-state or single-state cannabis operators or property owners. We consider cannabis operators to be established if they are state-licensed and are deemed to be operational and in good standing by the applicable state regulator. We do not own any stock, warrants to purchase stock or other forms of equity in any of our portfolio companies that are involved in the cannabis industry, and we will not take stock, warrants or equity in such issuers until permitted by applicable laws and regulations, including U.S. federal laws and regulations.

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

We generate revenue primarily in the form of interest income on loans. As of December 31, 2024 and 2023, approximately 62.1% and 80.5%, respectively, of our portfolio was comprised of floating rate loans, and 37.9% and 19.5% of our portfolio was comprised of fixed rate loans, respectively. The floating rate loans described above are variable based upon the Prime Rate plus an applicable margin, and in many cases, a Prime Rate floor.

The Prime Rate during the years ended December 31, 2024 and 2023 was as follows:

Effective Date	Rate(1)
December 19, 2024	7.50%
November 8, 2024	7.75%
September 19, 2024	8.00%
July 27, 2023	8.50%
May 4, 2023	8.25%
March 23, 2023	8.00%
February 2, 2023	7.75%

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
•
audit and tax compliance fees and expenses from our independent registered public accounting firm;
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

To qualify as a REIT, we must meet a number of organizational and operational requirements, including a requirement that we distribute annually to our stockholders at least 90% of our REIT taxable income prior to the deduction for dividends paid. To the extent that we distribute less than 100% of our REIT taxable income in any tax year (taking into account any distributions made in a subsequent tax year under Sections 857(b)(9) or 858 of the Code), we will pay tax at regular corporate rates on that undistributed portion. Furthermore, if we distribute less than the sum of 1) 85% of our ordinary income for the calendar year, 2) 95% of our capital gain net income for the calendar year, and 3) any undistributed shortfall from our prior calendar year (the “Required Distribution”) to our stockholders during any calendar year (including any distributions declared by the last day of the calendar year but paid in the subsequent year), then we are required to pay a non-deductible excise tax equal to 4% of any shortfall between the Required Distribution and the amount that was actually distributed. The 90% distribution requirement does not require the distribution of net capital gains. However, if we elect to retain any of our net capital gain for any tax year, we must notify our stockholders and pay tax at regular corporate rates on the retained net capital gain. Our stockholders must include their proportionate share of the retained net capital gain in their taxable income for the tax year, and they are deemed to have paid the REIT’s tax on their proportionate share of the retained capital gain. Furthermore, such retained capital gain may be subject to the nondeductible 4% excise tax. If it is determined that our estimated current year taxable income will be in excess of estimated dividend distributions (including capital gain dividend) for the current year from such income, we will accrue excise tax on estimated excess taxable income as such taxable income is earned. The annual expense is calculated in accordance with applicable tax regulations. Excise tax expense, if any, is included in the line item, income tax expense. For the years ended December 31, 2024 and 2023, we did not incur excise tax expense.

Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 740 - Income Taxes (“ASC 740”), prescribes a recognition threshold and measurement attribute for the consolidated financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. We have analyzed our various federal and state filing positions and believe that our income tax filing positions and deductions are documented and supported as of December 31, 2024 and 2023. Based on our evaluation, there is no reserve for any uncertain income tax positions. Accrued interest and penalties, if any, are included within other liabilities in the consolidated balance sheets.

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

Changes in Market Interest Rates and Effect on Net Interest Income

Interest rates are highly sensitive to many factors, including fiscal and monetary policies and domestic and international economic and political considerations, as well as other factors beyond our control. We are subject to interest rate risk in connection with our assets and our related financing obligations.

Our operating results depend in large part on differences between the income earned on our assets and our cost of borrowing. The cost of our borrowings generally are based on prevailing market interest rates. During a period of rising interest rates, our borrowing costs generally will increase (a) while the yields earned on our leveraged fixed-rate loan assets will remain static, and (b) at a faster pace than the yields earned on our leveraged floating-rate loan assets, which could result in a decline in our net interest spread and net interest margin. The severity of any such decline would depend on our asset/liability composition at the time as well as the magnitude and duration of the interest rate increase. Further, an increase in short-term interest rates could also have a negative impact on the market value of our target investments. If any of these events happen, we could experience a decrease in net income or incur a net loss during these periods, which could adversely affect our liquidity and results of operations.

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

These factors could lower our net interest income or cause a net loss during periods of rising interest rates, which would harm our financial condition, cash flows and results of operations. As of December 31, 2024, we had $250.6 million of floating rate loans of which 93.2%, based on principal outstanding, have interest rate floors as summarized below:

As of December 31, 2024
Prime Rate Floor	Outstanding Principal
8.50%	$51,068,629
8.00%	7,620,000
7.75%	16,880,308
7.50%	42,839,358
7.00%	75,902,295
6.25%	19,324,557
5.50%	580,000
3.25%	18,966,668
0.00%	17,400,000
$250,581,815

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

Recent Developments

Updates to Our Credit Facilities during Fiscal Year 2024

Revolving Loan

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

Notes Payable

On October 18, 2024, the Company entered into a Loan Agreement by and among the Company and the various financial institutions party thereto, for an aggregate commitment of $50.0 million in senior unsecured notes (the "Notes Payable"). The Notes Payable have a contractual four year term maturing on October 18, 2028 and bear a fixed interest rate of 9.00% per annum. The Company may prepay the Notes Payable at any time without penalty following the second anniversary of the Closing Date. A prepayment penalty of 3.00% and 2.00% would be due and payable in the event of prepayment prior to the first and second anniversary of the Closing Date, respectively.

Updates to Our Loan Portfolio during Fiscal Year 2024

For the year ended December 31, 2024, our cash loan fundings of loans held for investment, net of original issue discounts and other upfront fees were approximately $161.3 million. We received approximately $121.5 million of total proceeds from sales and principal amortization of loans of $19.0 million and $102.5 million, respectively.

In total, our loans held for investment, at carrying value, increased by $48.9 million, from $353.6 million at December 31, 2023 to $402.5 million as of December 31, 2024.

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

In June 2024, we entered into an amendment to Loan #4, which extended the maturity date from May 17, 2024 to June 17, 2026, and decreased the PIK rate from 15% to 0%. The cash interest is fixed at $65,765 per month until May 31, 2025, and $67,738 per month thereafter to maturity.

In June 2024, we entered into an amendment to Loan #6, which extended the maturity date from May 31, 2024 to January 30, 2026 and increased the PIK interest rate to the greater of Prime plus 6.5% or 15.0%. Additionally, amortization payments will start on October 31, 2024.

In June 2024, we entered into an amendment to Loan #8 which waived amortization from May 1, 2024 to June 30, 2024 and capitalized unpaid accrued interest to PIK interest during the second quarter of 2024. The PIK rate also increased from 2% to 10%.

In June 2024, we entered into an amendment to Loan #12, which extended the maturity date to April 30, 2025. Amortization payments began again on July 31, 2024 at $60,000 per month. No other terms of the loan were modified in connection with this amendment.

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

In September 2024, we entered into an amendment to Loan #16, which extended the maturity date from December 31, 2024 to August 29, 2025. The cash interest rate was amended to a fixed rate of 16.75% from a floating rate of Prime + 9.25%.

In September 2024, the Company entered into a conditional assignment agreement with an affiliate under common control to sell $6.0 million of principal of Loan #11. Upon the change in management's intent to hold this portion of Loan #11 to maturity or payoff, the loan was transferred from loans held for investment to loans held for sale, and was recorded at fair value of approximately $6.0 million. As a result of the expected repayment of this loan at the contractual maturity date of October 4, 2024, there was no decrease to the CECL reserve as a result of this transfer.

In September 2024, the Company transferred $13.0 million of principal of Loan #2 from held for investment to held for sale upon receipt of an offer from a third party to purchase such loan. On September 30, 2024, the Company sold $13.0 million of Loan #2 to a third~~-~~ party for a selling price of $13.0 million.

In October 2024, we originated Loan #36, a $27.0 million term loan to an operator in Illinois, of which $25.0 million was funded at closing. The loan bears interest at a floating rate, based on the prime rate, and a spread of 6.25% subject to a 7.50% prime rate floor. The loan is interest only for the first 15 months and thereafter amortizes at a rate of 10.0% per annum.

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

In November 2024, we entered into an amendment to Loan #3, which extended the maturity date to May 29, 2026 of one of the three tranches held. No other terms of the loan were modified in connection with this amendment.

In December 2024, we entered into an amendment to Loan #12, which extended the maturity date from April 30, 2025 to October 31, 2027. Additionally, the PIK interest rate was amended from 0% to 2.0%.

On December 31, 2024, approximately $6.5 million of the Company's outstanding principal in Loan #26 was refinanced by an affiliate under common control. The Company received net proceeds of approximately $6.5 million, which included the full repayment of principal, accrued unpaid interest and prepayment fees net of interest reserves transferred on the sale date. The Company recognized approximately $0.1 million of prepayment fee income in connection with this transaction. The fair value price which was equal to the proceeds received was approved by the audit committee of the Board.

As described in Note 3, Loan #9 remains on non-accrual status and the Company will continue to cease further recognition of income until such events of default are cured or obligations are repaid. As of December 31, 2024, Loan #9 is held on the consolidated balance sheet as a loan held for investment – related party with a carrying value of approximately $16.4 million and a reserve for current expected credit losses of approximately $1.2 million.

Dividends Declared Per Share

The following tables summarize the Company’s dividends declared during the years ended December 31, 2024 and 2023:

	Record Date	Payment Date	Common Share Distribution Amount	Taxable Ordinary Income	Return of Capital	Section 199A Dividends
Regular cash dividend	3/28/2024	4/15/2024	$0.47	$0.47	$-	$0.47
Regular cash dividend	6/28/2024	7/15/2024	$0.47	$0.47	$-	$0.47
Regular cash dividend	9/30/2024	10/15/2024	$0.47	$0.47	$-	$0.47
Regular cash dividend	12/31/2024	1/13/2025	$0.47	$0.47	$-	$0.47
Special cash dividend	12/31/2024	1/13/2025	$0.18	$0.18	$-	$0.18
Total cash dividend			$2.06	$2.06	-	$2.06

	Record Date	Payment Date	Common Share Distribution Amount	Taxable Ordinary Income	Return of Capital	Section 199A Dividends
Regular cash dividend	3/31/2023	4/14/2023	$0.47	$0.47	$-	$0.47
Regular cash dividend	6/30/2023	7/14/2023	$0.47	$0.47	$-	$0.47
Regular cash dividend	9/29/2023	10/13/2023	$0.47	$0.47	$-	$0.47
Regular cash dividend	12/29/2023	1/12/2024	$0.47	$0.47	$-	$0.47
Special cash dividend	12/29/2023	1/12/2024	$0.29	$0.29	$-	$0.29
Total cash dividend			$2.17	$2.17	$-	$2.17

The payment of these dividends is not indicative of our ability to pay such dividends in the future.

Subsequent Updates to Our Loan Portfolio in 2025

During the period from January 1, 2025 through March 12, 2025, we advanced approximately $1.1 million of principal to existing borrowers under delayed draw term loan facilities. Additionally, we received approximately $1.8 million of scheduled principal repayments.

Results of Operations

Comparison of the years ended December 31, 2024 and 2023

	For the year ended December 31,		Variance
	2024	2023	Amount	%
Revenues
Interest income	$62,104,092	$62,900,004	$(795,912)	-1%
Interest expense	(7,153,207)	(5,752,908)	(1,400,299)	24%
Net interest income	54,950,885	57,147,096	(2,196,211)	-4%

Expenses
Management and incentive fees, net	8,061,896	8,782,834	(720,938)	-8%
General and administrative expense	5,388,967	5,260,287	128,680	2%
Professional fees	1,811,067	2,153,999	(342,932)	-16%
Stock based compensation	3,058,674	1,479,736	1,578,938	107%
(Benefit) provision for current expected credit losses	(583,298)	940,385	(1,523,683)	-162%
Total expenses	17,737,306	18,617,241	(879,935)	-5%
Change in unrealized (loss) gain on investments	(240,604)	75,604	(316,208)	100%
Realized gain on debt securities, at fair value	72,428	104,789	(32,361)	100%
Net Income before income taxes	37,045,403	38,710,248	(1,664,845)	-4%
Income tax expense	-	-	-	-
Net Income	$37,045,403	$38,710,248	$(1,664,845)	-4%

•
Gross interest income decreased by approximately $0.8 million for the year ended December 31, 2024 compared to the year ended December 31, 2023. The decrease in interest income is partially driven by the decrease in the Prime rate of 100 basis points during the year from 8.50% to 7.50%, which impacted the approximately 62.1% of the Company’s aggregate loan portfolio, which bears a floating rate as of December 31, 2024. Additionally, we recognized approximately $3.2 million of interest income from prepayment fees and acceleration of original issue discounts and other upfront fees during the year ended December 31, 2024, as compared to $3.5 million for the year ended December 31, 2023, contributing to $0.3 million of the decline. Additionally, the weighted average YTM IRR on our portfolio decreased from 19.4% to 17.2% during the year, as a result of certain re-pricing amendments relating to de-risking of our portfolio and the impact of the 100 basis point prime rate decline on our floating rate portfolio. The impact of the declining yield was offset by the increase in outstanding principal balance of our portfolio which increased to $410.2 million as of December 31, 2024 from $355.7 million as of December 31, 2023.
•
Interest expense increased by approximately $1.4 million during the comparative period. During the fourth quarter of 2024, the Company entered into an agreement to obtain an additional $50.0 million of debt financing in the form of senior unsecured notes (the "Notes Payable"), which bear interest at a fixed rate of 9.0%. The Notes Payable, which were not included in interest expense during the year ended December 31, 2023, contributed to approximately $1.0 million of the increase. Additionally, the weighted average borrowings under our Revolving Loan increased to $67.0 million from $60.6 million during the years ended December 31, 2024 and 2023, respectively. The increase in weighted average borrowings was offset by the decrease in the Revolving Loan interest rate, which is based off of the Prime Rate that decreased 100 basis points during 2024. Lastly, the Company increased the availability under the Revolving Loan from $100.0 million as of December 31, 2023 to $110.0 million as of December 31, 2024, though this increase did not cause a significant fluctuation in unused fee expense year over year.
•
Management and incentive fees decreased approximately $0.7 million during the comparative periods ending December 31, 2024 and 2023. Management fees increased by approximately $0.1 million, resulting from the increase in weighted average equity which increased to approximately $302.4 million from $283.5 million as of December 31, 2024 and 2023, respectively. Incentive fees decreased approximately $0.8 million primarily attributable to the year over year decrease in Core Earnings, as defined in the Management Agreement, of $2.4 million, the base on which the incentive fees are earned.
•
General and administrative expense increased by approximately $0.1 million and professional fees decreased by approximately $0.3 million for the year ended December 31, 2024 compared to the year ended December 31, 2023. Overhead expense reimbursements for costs incurred by the Manager, which are reflected in the General and administrative expense on the consolidated statement of operations, remained flat at $4.8 million for the year ended December 31, 2024 and 2023.

•
Stock based compensation increased by approximately $1.6 million as a result of a full year of expense recognition on the grant of 323,452 restricted stock awards granted to employees of our Manager during the year ended December 31, 2023, as well as an additional 187,335 of restricted stock awards granted during the year ended December 31, 2024. Stock based compensation expense is recognized ratably over the vesting period.
•
During the year ended December 31, 2024, the Company recognized a change in unrealized (loss) gain on investments of approximately $0.2 million, which was driven primarily by $0.2 million of unrealized losses on the Company's loan held at fair value of $5.3 million as of December 31, 2024.
•
Our provision for current expected credit losses decreased due to both borrower specific credit factors, and regular re-evaluations of overall current macroeconomic conditions affecting our borrowers and the industry.
o
As of December 31, 2024 and 2023, greater than 60% of the portfolio bears a floating rate based on the Prime Rate. The Prime rate decreased 100 basis points in 2024, as compared to an increase of 100 basis points in 2023, indicating a more stabilized credit market in 2024 compared to 2023. The upward movement in benchmark interest rates during 2023 contributed to a greater change in the probability of default when compared to 2024, and contributed to the decrease in the provision year over year.
o
Changes in portfolio risk composition resulting from principal paydowns and new fundings also contributed to the decrease, with reserves on new 2024 originations representing a smaller portion of the reserve than loans originated in prior years. As of December 31, 2024, approximately 71.2% of our loans carry a risk rating of "1" or 2", an increase when compared to 68.9% as of December 31, 2023.
o
Additionally, improvement in enterprise valuations of our borrowers, driven by valuation multiples of comparable companies remaining more stable or increasing during the year ended December 31, 2024 as compared to December 31, 2023.
•
The current expected credit loss reserve represents approximately 105 basis points of our aggregate loan commitments held at carrying value of approximately $4.3 million. The liability is based on the unfunded portion of loan commitments over the full contractual period over which we are exposed to credit risk through a current obligation to extend credit. Management considered the likelihood that funding will occur, and if funded, the expected credit loss on the funded portion. We continuously evaluate the credit quality of each loan by assessing the risk factors of each loan.

Loan Portfolio

As of December 31, 2024 and 2023, our portfolio included 30 and 27 loans held for investment of approximately $402.5 million and $353.6 million at carrying value, respectively, prior to the reserve for current expected credit losses. The outstanding principal was approximately $404.7 million and $355.7 million as of December 31, 2024 and 2023, respectively. As of December 31, 2024 and 2023, our loan portfolio had a weighted-average yield-to-maturity internal rate of return (“YTM IRR”) of 17.2% and 19.4%, respectively, and was substantially secured by real estate and, with respect to certain of our loans, substantially all assets of the borrowers and certain of their subsidiaries, including equipment, receivables, and licenses. YTM IRR is calculated using various inputs, including (i) cash and paid-in-kind (“PIK”) interest, which is capitalized and added to the outstanding principal balance of the applicable loan, (ii) original issue discount (“OID”), (iii) amortization, (iv) unused fees, and (v) exit fees. Certain of our loans have extension fees, which are not included in our YTM IRR calculations, but may increase YTM IRR if such extension options are exercised by borrowers.

The below table summarizes our portfolio of loans held for investment by rate type as of December 31, 2024 and 2023.

	As of December 31, 2024
	Total Principal	Original Issue Discount	Carrying Value	Percentage of loans held for investment
Fixed-rate loans	$149,771,871	$(545,081)	$149,226,790	37.0%
Floating-rate loans	254,949,683	(1,699,427)	253,250,256	63.0%
Total	$404,721,554	$(2,244,508)	$402,477,046	100.0%

As of December 31, 2024, the Company has one loan held at fair value with a principal balance of $5.5 million, which bears a fixed rate. On an aggregate basis, our total loan portfolio is comprised of 62.1% and 37.9% floating rate loans and fixed rate loans, respectively.

	As of December 31, 2023
	Total Principal	Original Issue Discount	Carrying Value	Percentage of loans held for investment
Fixed-rate loans	$69,366,367	$(244,753)	$69,121,614	19.5%
Floating-rate loans	286,378,938	(1,859,942)	284,518,996	80.5%
Total	$355,745,305	$(2,104,695)	$353,640,610	100.0%

The table below summarizes our portfolio as of December 31, 2024:

Loan (1)	Location(s)	Initial Funding Date (1)	Maturity Date (2)	Principal Balance	Original Issue Discount	Carrying Value	Percentage of Our Loan Portfolio	Future Fundings	Interest Rate (3)	Periodic Payment (4)	YTM IRR (5)
1	Various	10/27/2022	10/30/2026	$19,324,557	$(314,110)	$19,010,447	4.7%	-	P+6.5% Cash (8)	P&I	17.1%
2	Michigan	12/31/2021	12/31/2025	27,110,506	-	27,110,506	6.7%	-	P+3% Cash (13)(20)	I/O	17.3%
3	Various	11/18/2021	1/29/2027	21,248,176	(523,689)	20,724,487	5.1%	-	P+10.375% Cash, 2.75% PIK (11)(14)(15)	I/O	22.2%
4	Arizona	4/19/2021	6/17/2026	6,626,809	-	6,626,809	1.6%	-	11.91% Cash	I/O	17.0%
5	Massachusetts	4/19/2021	4/30/2025	2,564,180	-	2,564,180	0.6%	-	P+12.25% Cash (6)	P&I	22.6%
6	Michigan	8/20/2021	1/30/2026	4,958,123	-	4,958,123	1.2%	-	P+6.5% Cash (13)	I/O	17.2%
7	Illinois, Arizona	8/24/2021	6/30/2025	24,293,793	(54,413)	24,239,380	6.0%	-	P+6% Cash, 2% PIK (9)	P&I	19.3%
8	West Virginia	9/1/2021	12/31/2025	8,491,943	-	8,491,943	2.1%	-	10% Cash	I/O	15.0%
9	Pennsylvania	9/3/2021	6/30/2024	16,402,488	-	16,402,488	4.1%	-	P+20.75% Cash(6)(16)	P&I	17.5%
12	Various	11/8/2021	10/31/2027	11,159,358	(35,634)	11,123,724	2.8%	-	P+7% Cash, 2% PIK (10)	I/O	19.3%
16	Florida	12/30/2021	8/29/2025	6,557,500	(25,236)	6,532,264	1.6%	-	16.75% Cash	I/O	31.2%
18	Ohio	2/3/2022	12/31/2025	45,024,611	(433,918)	44,590,693	11.1%	-	P+1.75% Cash, 5% PIK (9)(17)	I/O	16.1%
19	Florida	3/11/2022	12/31/2025	18,892,211	(23,850)	18,868,361	4.7%	-	11% Cash, 5% PIK	P&I	16.5%
20	Missouri	5/9/2022	11/28/2025	22,243,402	(65,969)	22,177,433	5.5%	-	11% Cash, 2% PIK	P&I	14.7%
21	Illinois	7/1/2022	7/29/2026	6,583,891	(34,755)	6,549,136	1.6%	-	P+7% Cash, 2% PIK (9)	P&I	23.3%
23	Arizona	3/27/2023	3/31/2026	1,620,000	(20,682)	1,599,318	0.4%	-	P+7.5% Cash (12)	P&I	18.7%
24	Oregon	9/27/2022	9/27/2026	580,000	-	580,000	0.1%	-	P+10.5% Cash (7)	P&I	21.7%
25	New York	8/1/2023	6/29/2036	25,093,595	-	25,093,595	6.2%	-	15% Cash	P&I	16.6%
27	Nebraska	8/15/2023	6/30/2027	17,400,000	-	17,400,000	4.3%	-	P+6.5% Cash (18)	I/O	15.7%
28	Ohio	9/13/2023	3/13/2025	2,466,705	-	2,466,705	0.6%	-	15% Cash	I/O	17.4%
29	Illinois	10/11/2023	10/9/2026	1,943,217	-	1,943,217	0.5%	-	11.4% Cash, 1.5% PIK	P&I	14.7%
30	Missouri, Arizona	12/19/2023	12/31/2026	19,000,000	(139,306)	18,860,694	4.7%	-	P+7.75% Cash (13)	P&I	18.7%
31	California, Illinois	5/3/2023	5/3/2026	6,680,000	-	6,680,000	1.7%	-	P+8.75% Cash (10)	I/O	18.3%
32	Nevada	4/15/2024	8/15/2027	6,000,000	(27,982)	5,972,018	1.5%	-	P+6.5% Cash (12)	I/O	16.1%
33	Minnesota	5/20/2024	5/28/2027	1,116,000	(4,776)	1,111,224	0.3%	-	12% Cash (14)	P&I	12.9%
34	Arizona	6/17/2024	5/29/2026	10,000,000	-	10,000,000	2.5%	-	11.91% Cash	I/O	12.8%
35	California	8/23/2024	8/23/2027	24,256,045	-	24,256,045	6.0%	-	12% Cash, 3% PIK	I/O	16.3%
36	Illinois	10/28/2024	1/1/2027	25,000,000	(114,937)	24,885,063	6.2%	2,000,000	P+6.25% Cash (10)	I/O	15.2%
37	Various	11/26/2024	11/24/2028	20,019,444	(390,404)	19,629,040	4.9%	10,000,000	12% Cash, 1% PIK (19)	I/O	15.2%
38	Minnesota	12/13/2024	12/13/2025	2,065,000	(34,847)	2,030,153	0.5%	2,935,000	10% Cash (19)	I/O	14.7%
			Total	$404,721,554	$(2,244,508)	$402,477,046	100%	$14,935,000		Wtd Average	17.2%

(1)
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
(12)
This Loan is subject to a prime rate floor of 8.00%
(13)
This Loan is subject to a prime rate floor of 8.50%
(14)
The borrower of Loan #33 is an affiliate of the borrower of Loan #3, a related party. The aggregate principal balance of these loans is included on the consolidated balance sheet as loans held for investment - related party. See Note 9 of the consolidated financial statements for further details.
(15)
The aggregate principal balance outstanding of Loan #3 is comprised of two tranches. The first tranche has a principal balance of approximately $16.9 million, bears a floating interest rate of prime plus 10.375% cash and 2.75% PIK and has a maturity date of January 29, 2027. The second tranche has a principal balance of approximately $4.4 million, bears an interest rate of 15.00% cash and 2.00% PIK, and a maturity date of May 29, 2026. The statistics presented reflect the weighted average of the rate terms under both tranches for the total aggregate loan principal, however only the maturity date for the first tranche has been presented in the table above.
(16)
As of May 1, 2023, Loan #9 was placed on non-accrual status and remains on non-accrual as of December 31, 2024. Loan #9 is included on the consolidated balance sheet as a loan held for investment – related party (Note 9). This loan had an original maturity date of June 30, 2024 and is included in amounts past due in the tables included in Note 3 to the consolidated financial statements.
(17)
An affiliate under common control holds a controlling equity investment in this portfolio company (Note 9).
(18)
This loan has floating grid pricing based on the Prime Rate plus a spread of 5.00% to 8.75% based on monthly annualized EBITDA performance. As of December 31, 2024, applied interest rate is Prime Rate + 6.50%.
(19)
Loan #37 and Loan #38 bear unused fees on the unfunded commitment of 0.75% and 1.50% per annum, respectively.
(20)
On September 27, 2024, $13.0 million of principal of Loan #2 was reclassified to held for sale, and was subsequently sold to a third party at a price of $13.0 million on September 30, 2024. The remaining balance presented is held for investment as of December 31, 2024.

The following tables summarize our loans held for investment as of December 31, 2024 and 2023:

	As of December 31, 2024
	Outstanding Principal	Original Issue Discount	Carrying Value	Weighted Average Remaining Life (Years) (1)
Senior Term Loans	$404,721,554	$(2,244,508)	$402,477,046	2.2
Current expected credit loss reserve	-	-	(4,346,869)
Total loans held at carrying value, net	$404,721,554	$(2,244,508)	$398,130,177

	As of December 31, 2023
	Outstanding Principal	Original Issue Discount	Carrying Value	Weighted Average Remaining Life (Years) (1)
Senior Term Loans	$355,745,305	$(2,104,695)	$353,640,610	2.1
Current expected credit loss reserve	-	-	(4,972,647)
Total loans held at carrying value, net	$355,745,305	$(2,104,695)	$348,667,963

(1) Weighted average remaining life is calculated on the carrying value of the loans as of December 31, 2024 and 2023, respectively.

The following tables present changes in loans held for investment at carrying value as of and for the years ended December 31, 2024 and 2023:

	Principal	Original Issue Discount	Current Expected Credit Loss Reserve	Carrying Value
Balance at December 31, 2023	$355,745,305	$(2,104,695)	$(4,972,647)	$348,667,963
New fundings	161,289,523	(1,836,952)	-	159,452,571
Principal repayment of loans	(102,461,111)	-	-	(102,461,111)
Accretion of original issue discount	-	1,697,139	-	1,697,139
Transfer of loan held for investment to loan held for sale	(19,000,000)		213,913	(18,786,087)
PIK Interest	9,147,837	-	-	9,147,837
Decrease in provision for current expected credit losses	-	-	411,865	411,865
Balance at December 31, 2024	$404,721,554	$(2,244,508)	$(4,346,869)	$398,130,177

	Principal	Original Issue Discount	Current Expected Credit Loss Reserve	Carrying Value
Balance at December 31, 2022	$343,029,334	$(3,755,796)	$(3,940,939)	$335,332,599
New fundings	93,533,516	(1,332,340)	-	92,201,176
Principal repayment of loans	(76,876,048)	-	-	(76,876,048)
Accretion of original issue discount	-	2,983,441	-	2,983,441
Transfer of loan held for investment to loan held for sale	(13,399,712)	-	-	(13,399,712)
PIK Interest	9,458,215	-	-	9,458,215
Increase in provision for current expected credit losses	-	-	(1,031,708)	(1,031,708)
Balance at December 31, 2023	$355,745,305	$(2,104,695)	$(4,972,647)	$348,667,963

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

Non-GAAP Measures and Key Financial Measures and Indicators

As a commercial mortgage real estate investment trust, we believe the key financial measures and indicators for our business are Distributable Earnings, book value per share, and dividends declared per share.

Distributable Earnings

In addition to using certain financial metrics prepared in accordance with GAAP to evaluate our performance, we also use Distributable Earnings to evaluate our performance. Distributable Earnings is a measure that is not prepared in accordance with GAAP. We define Distributable Earnings as, for a specified period, the net income (loss) computed in accordance with GAAP, excluding (i) non-cash equity compensation expense, (ii) depreciation and amortization, (iii) any unrealized gains, losses or other non-cash items recorded in net income (loss) for the period; provided that Distributable Earnings does not exclude, in the case of investments with a deferred interest feature (such as OID, debt instruments with PIK interest and zero coupon securities), accrued income that we have not yet received in cash, (iv) provision for current expected credit losses and (v) one-time events pursuant to changes in GAAP and certain non-cash charges, in each case after discussions between our Manager and our independent directors and after approval by a majority of such independent directors.

We believe providing Distributable Earnings on a supplemental basis to our net income as determined in accordance with GAAP is helpful to stockholders in assessing the overall performance of our business. As a REIT, we are required to distribute at least 90% of our annual REIT taxable income and to pay tax at regular corporate rates to the extent that we annually distribute less than 100% of such taxable income. Given these requirements and our belief that dividends are generally one of the principal reasons that stockholders invest in our common stock, we generally intend to attempt to pay dividends to our stockholders in an amount equal to our net taxable income, if and to the extent authorized by our Board. Distributable Earnings is one of many factors considered by our Board in authorizing dividends and, while not a direct measure of net taxable income, over time, the measure can be considered a useful indicator of our dividends.

Distributable Earnings should not be considered as substitutes for GAAP net income. We caution readers that our methodology for calculating Distributable Earnings may differ from the methodologies employed by other REITs to calculate the same or similar supplemental performance measures, and as a result, our reported Distributable Earnings may not be comparable to similar measures presented by other REITs.

The following table provides a reconciliation of GAAP net income to Distributable Earnings (in thousands, except per share data):

	Year ended	Year ended
	December 31, 2024	December 31, 2023
Net Income	$37,045,403	$38,710,248
Adjustments to net income
Stock based compensation	3,058,674	1,479,736
Amortization of debt issuance costs	256,998	550,906
(Benefit) provision for current expected credit losses	(583,298)	940,385
Change in unrealized loss (gain) on investments	240,604	(75,604)
Distributable Earnings	$40,018,381	$41,605,671
Basic weighted average shares of common stock outstanding (in shares)	19,279,501	18,085,088
Basic Distributable Earnings per Weighted Average Share	$2.08	$2.30
Diluted weighted average shares of common stock outstanding (in shares)	19,713,916	18,343,725
Diluted Distributable Earnings per Weighted Average Share	$2.03	$2.27

Book Value Per Share

The book value per share of our common stock as of December 31, 2024 and 2023 was approximately $14.83 and $14.94, respectively.

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

As of December 31, 2024 and 2023, all of our cash was unrestricted and totaled approximately $26.4 million and $7.9 million, respectively. We believe that our cash on hand, capacity available under our Revolving Loan, and cash flows from operations for the next twelve months will be sufficient to satisfy the operating requirements of our business through at least the next twelve months. The sources of financing for our target investments are described below.

Credit Facilities

Revolving Loan

As of December 31, 2024, the Company's secured revolving credit facility (the “Revolving Loan”) has aggregate commitments of $110.0 million which may be increased to $150.0 million pursuant to its accordion feature. The Revolving Loan bears interest, payable in cash in arrears, at a per annum rate equal to the greater of (1) the Prime Rate plus the applicable margin and (2) 3.25%. The applicable margin is derived from a floating rate grid based upon the ratio of debt to equity of CAL and increases from 0% at a ratio of 0.25 to 1 to 1.25% at a ratio of 1.5 to 1. The Revolving Loan has a maturity date of June 30, 2026.

The Revolving Loan provides for certain affirmative covenants, including requiring us to deliver financial information and any notices of default, and conducting business in the normal course. Additionally, the Company must comply with certain financial covenants including: (1) maximum capital expenditures of $150,000, (2) maintaining a debt service coverage ratio greater than 1.35 to 1, and (3) maintaining a leverage ratio less than 1.50 to 1. As of December 31, 2024, the Company is in compliance with all financial covenants with respect to the Revolving Loan.

For the year ended December 31, 2024, we had net repayments of $11.0 million against the Revolving Loan. As of December 31, 2024, we had $55.0 million available and $55.0 million outstanding under the Revolving Loan. Refer to Note 8 of the consolidated financial statements for additional information.

Notes Payable

On October 18, 2024 (the "Closing Date"), the Company entered into a Loan Agreement by and among the Company and the various financial institutions party thereto, for an aggregate commitment of $50.0 million in senior unsecured notes (the "Unsecured Notes"). The Unsecured Notes have a contractual four year term maturing on October 18, 2028 and bear a fixed interest rate of 9.00% per annum. The Company may prepay the Unsecured Notes at any time without penalty following the second anniversary of the Closing Date. A prepayment penalty of 3.00% and 2.00% would be due and payable in the event of prepayment prior to the first and second anniversary of the Closing Date, respectively.

The $50.0 million aggregate commitment was advanced on the closing date and proceeds were used to temporarily repay outstanding obligations on the Revolving Loan and for other working capital purposes. The Company incurred debt issuance costs of approximately $0.9 million related to Unsecured Notes, which were capitalized and offset against the outstanding face value of the Unsecured Notes within the line item titled Notes Payable, net on the consolidated balance sheets.

The Unsecured Notes provide for certain affirmative covenants, including requiring us to deliver certain financial information and any notices of default, and conducting business in the normal course. Additionally, the Company must comply with certain financial and non-financial covenants including but not limited to: (1) minimum stockholders' equity of $200.0 million, (2) maximum aggregate indebtedness of $225.0 million, subject to increase from time to time based upon ratable increases in stockholders' equity, and (3) maintenance of a credit rating. As of December 31, 2024, the Company is in compliance with all financial covenants with respect to the Unsecured Notes.

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

Registered Direct Offering

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

During the years ended December 31, 2024 and 2023, the Company sold an aggregate of 2,489,290 and 79,862 shares of the Company’s common stock under the Sales Agreement, respectively, which generated which generated proceeds, net of commissions and offering expenses of approximately $38.4 million and $1.2 million, during the comparable periods. The weighted average price for sales of our common stock in connection with the ATM program was $15.90 for the year ended December 31, 2024 and $15.78 for the year ended December 31, 2023.

As of December 31, 2024, the shares of common stock sold pursuant to the registered direct offering in February 2023 and under the ATM Program are the only offerings that have been initiated under the Shelf Registration Statement.

Cash Flows

The following table sets forth changes in cash and cash equivalents for the years ended December 31, 2024 and 2023, respectively:

	For the year ended December 31,
	2024	2023
Net income	$37,045,403	$38,710,248
Adjustments to reconcile net income to net cash used in operating activities and changes in operating assets and liabilities	(13,886,027)	(10,293,789)
Net cash provided by operating activities	23,159,376	28,416,459
Net cash used in investing activities	(39,296,863)	(1,925,416)
Net cash provided by/(used in) financing activities	34,639,895	(24,308,830)
Change in cash and cash equivalents	18,502,408	2,182,213

Net Cash Provided by Operating Activities

For the years ended December 31, 2024 and 2023, we reported “Net cash provided by operating activities” of approximately $23.2 million and $28.4 million, respectively. Net cash provided by operating activities decreased approximately $5.3 million, primarily attributable to a decrease in net income over the comparable period of approximately $1.7 million, a decrease in current expected credit losses of approximately $0.6 million, a decrease in interest receivable of approximately $0.5 million, a decrease in related party receivables of $3.3 million, a decrease in related party payables of 0.7 million, a decrease in redemption of debt securities of $1.6 million and a decrease in management and incentive fees payable of approximately $0.4 million. These changes were offset by a change in the interest reserve of approximately $4.0 million, a decrease in PIK interest of approximately $0.3 million, an increase in stock based compensation of approximately $1.6 million, $0.1 million in unrealized gain relating to the purchase of debt securities at fair value, and $0.1 million in realized gain relating to the purchase of debt securities over the comparable period.

Net Cash Used in Investing Activities

For the years ended December 31, 2024 and 2023, we reported “Net cash used in investing activities” of $39.3 million and $1.9 million, respectively.

For the year ended December 31, 2024, cash outflows primarily related to $160.8 million used for the origination and funding of loans held for investment and loans at fair value, partially offset by $19.0 million of cash received from the sale of loans and $102.5 million of cash received from the principal repayment of loans held for investment.

For the year ended December 31, 2023, cash outflows primarily related to $92.2 million used for the origination and funding of loans held for investment, partially offset by $13.4 million of cash received from the sale of loans and $76.9 million of cash received from the principal repayment of loans held for investment.

Net Cash Provided/(Used in) by Financing Activities

For the years ended December 31, 2024 and 2023, we reported “Net cash provided by/(used in) financing activities” of $34.6 million and $(24.3) million, respectively.

For the year ended December 31, 2024, cash inflows of approximately $39.6 million related to proceeds received from sales of our common stock through the ATM offering. Additionally, we had cash inflows related to draw downs on our Revolving Loan of $159.0 million, and inflows related to proceeds from notes payable of $50.0 million, which were offset by approximately $170.0 million in repayments on our Revolving Loan, approximately $41.6 million in dividends paid, approximately $1.1 million in debt issuance costs paid, and approximately $1.2 million in offering costs paid associated with the ATM offering.

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

The following table summarizes the Company’s dividends declared during the years ended December 31, 2024 and 2023.

	Record Date	Payment Date	Common Share Distribution Amount	Taxable Ordinary Income	Return of Capital	Section 199A Dividends
Regular cash dividend	3/28/2024	4/15/2024	$0.47	$0.47	$-	$0.47
Regular cash dividend	6/28/2024	7/15/2024	$0.47	$0.47	$-	$0.47
Regular cash dividend	9/30/2024	10/15/2024	$0.47	$0.47	$-	$0.47
Regular cash dividend	12/31/2024	1/13/2025	$0.47	$0.47	$-	$0.47
Special cash dividend	12/31/2024	1/13/2025	$0.18	$0.18	$-	$0.18
Total cash dividend			$2.06	$2.06	-	$2.06

	Record Date	Payment Date	Common Share Distribution Amount	Taxable Ordinary Income	Return of Capital	Section 199A Dividends
Regular cash dividend	3/31/2023	4/14/2023	$0.47	$0.47	$-	$0.47
Regular cash dividend	6/30/2023	7/14/2023	$0.47	$0.47	$-	$0.47
Regular cash dividend	9/29/2023	10/13/2023	$0.47	$0.47	$-	$0.47
Regular cash dividend	12/29/2023	1/12/2024	$0.47	$0.47	$-	$0.47
Special cash dividend	12/29/2023	1/12/2024	$0.29	$0.29	$-	$0.29
Total cash dividend			$2.17	$2.17	$-	$2.17

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

To estimate the historic loan losses relevant to the Company’s portfolio, the Company evaluates its historical loan performance, which includes zero realized loan losses since the inception of its operations. Additionally, the Company analyzed its repayment history, noting it has limited portfolio turnover from the date of our initial public offering. However, the Company’s Sponsor and its affiliates have had operations for the past three fiscal periods and have made investments in similar loans that have similar characteristics including interest rate, collateral coverage, guarantees, and prepayment/make whole provisions, which fall into the pools identified above. Given the similarity of the structuring of the credit agreements for the loans in the Company’s portfolio to the loans originated by its Sponsor, management considered it appropriate to consider the past repayment history of loans originated by the Sponsor and its affiliates in determining the extent to which a CECL Reserve shall be recorded.

In addition, the Company reviews each loan on a quarterly basis and evaluates the borrower’s ability to pay the monthly interest and principal, if required, as well as the loan-to-value (LTV) ratio. When evaluating qualitative factors that may indicate the need for a CECL Reserve, the Company forecasts losses considering a variety of factors. In considering the potential current expected credit loss, the Manager primarily considers significant inputs to the Company’s forecasting methods, which include (i) key loan-specific inputs such as the value of the real estate collateral, liens on equity (including the equity in the entity that holds the state-issued license to cultivate, process, distribute, or retail cannabis), presence of personal or corporate guarantees, among other credit enhancements, LTV ratio, rate type (fixed or floating) and IRR, loan-term, geographic location, and expected timing and amount of future loan fundings, (ii) performance against the underwritten business plan and the Company’s internal loan risk rating, and (iii) a macro-economic forecast. Estimating the enterprise value of our borrowers in order to calculate LTV ratios is often a significant estimate. The Manager utilizes a third-party valuation appraiser to assist with the Company’s valuation process primarily using comparable transactions to estimate enterprise value of its portfolio companies and supplement such analysis with a multiple-based approach to enterprise value to revenue multiples of publicly-traded comparable companies obtained from Bloomberg and S&P Capital IQ as of December 31, 2024, to which the Manager may apply a private company discount based on the Company’s current borrower profile. These estimates may change in future periods based on available future macro-economic data and might result in a material change in the Company’s future estimates of expected credit losses for its loan portfolio.

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

The risk ratings are primarily determined based on current and historical performance metrics specific to each portfolio company, as well as consideration of future economic conditions and each borrower’s estimated ability to meet debt service requirements. The risk ratings shown in the following table as of December 31, 2024 and 2023 consider borrower specific credit history and performance and reflect a quarterly re-evaluation of overall current macroeconomic conditions affecting the Company’s borrowers, specifically those designated as held for investment.

As of December 31, 2024 and 2023, the carrying value, excluding the CECL Reserve, of the Company’s loans within each risk rating by year of origination is as follows:

	As of December 31, 2024(1)
Risk Rating	2024	2023	2022	2021	Total
1	$1,111,224	$580,000	$41,045,793	$-	$42,737,017
2	63,823,279	64,896,824	90,874,764	24,239,380	243,834,247
3	34,653,247	2,466,705	27,110,506	13,687,904	77,918,362
4	10,000,000	-	-	27,987,420	37,987,420
5	-	-	-	-	-
Total	$109,587,750	$67,943,529	$159,031,063	$65,914,704	$402,477,046

	As of December 31, 2023(1)
Risk Rating	2024	2023	2022	2021	Total
1	$-	$820,000	$37,644,911	$-	$38,464,911
2	-	51,320,161	107,007,422	46,792,941	205,120,524
3	-	2,466,705	5,296,308	58,829,717	66,592,730
4	-	-	-	43,462,445	43,462,445
5	-	-	-	-	-
Total	$-	$54,606,866	$149,948,641	$149,085,103	$353,640,610

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

Our portfolio of loans held for investment as of December 31, 2024 and 2023 was concentrated with the top three borrowers representing approximately 24.0% and 28.7% of the funded principal and approximately 21.6% and 26.4% of the total commitments to borrowers, respectively.

As of December 31, 2024 and 2023, the top three borrowers represented approximately 21.2% and 28.4% of interest income, respectively. The largest loan represented approximately 11.1% and 10.9% of the funded principal and approximately 9.9% and 9.7% of the total commitments as of December 31, 2024 and 2023, respectively.

As of December 31, 2024 and 2023, our borrowers have operations in the jurisdictions in the table below:

As of December 31, 2024			As of December 31, 2023
Jurisdiction	Outstanding Principal (1)	Percentage of Our Loan Portfolio	Jurisdiction	Outstanding Principal (1)	Percentage of Our Loan Portfolio
Ohio	$60,065,707	15%	Ohio	$27,902,362	8%
Illinois	55,958,079	14%	Illinois	25,599,133	7%
Florida	42,712,285	11%	Florida	48,815,066	14%
Missouri	38,208,259	9%	Missouri	25,191,575	7%
Pennsylvania	35,727,045	9%	Pennsylvania	21,674,160	6%
Michigan	32,068,629	8%	Michigan	56,466,635	16%
Arizona	28,023,340	7%	Arizona	24,466,609	7%
California	26,057,479	6%	California	—	-%
New York	25,093,595	6%	New York	22,611,938	6%
Maryland	21,835,901	5%	Maryland	53,907,352	15%
Nebraska	17,400,000	4%	Nebraska	13,061,667	4%
West Virginia	8,491,943	2%	West Virginia	11,706,059	3%
Nevada	6,000,000	1%	Nevada	5,764,439	2%
Texas	2,756,870	1%	Texas	—	-%
Massachusetts	2,626,423	1%	Massachusetts	12,308,310	3%
Minnesota	1,116,000	0%	Minnesota	—	-%
Oregon	580,000	0%	Oregon	820,000	0%
Connecticut	—	-%	Connecticut	5,450,000	2%
Total	$404,721,554	100%	Total	$355,745,305	100%

(1) The principal balance of the loans not secured by real estate collateral are included in the jurisdiction representing the principal place of business.

Refer to footnote 3 to our consolidated financial statements for the year ended December 31, 2024 titled “Loans Held for Investment, net” for more information on CECL.

Recent Accounting Pronouncements

Refer to footnote 2 to our consolidated financial statements for the year ended December 31, 2024, titled “Significant Accounting Policies” for information on recent accounting pronouncements.

82

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risks in the ordinary course of our business. These risks primarily relate to fluctuations in interest rates. Our loans are typically valued using a yield analysis, which is typically performed for performing loans to borrowers. Changes in market yields may change the fair value of certain of our loans. Generally, an increase in market yields may result in a decrease in the fair value of certain of our loans, however this is mitigated to the extent our loans bear interest at a floating rate. As of December 31, 2024, we had 17 floating-rate loans, representing approximately 62.1% of our loan portfolio based on aggregate outstanding principal balances. We estimate that a hypothetical 100 basis points increase in the Prime Rate would result in an increase in annual cash interest income, excluding the effects of PIK interest, of approximately $2.6 million and a 100 basis points decrease in the Prime Rate would result in a decrease in annual interest income of approximately $0.9 million. Our loans generally have a Prime Rate floor established at the prevailing Prime Rate at the time of origination. Refer to Note 3 for Prime Rate floor by loan.

In addition, our Revolving Loan is exposed to similar market risks. Changes in market rates may change the fair value of our Revolving Loan as our loan bears interest at the greater of (1) the Prime Rate plus the applicable margin and (2) 3.25%. As of December 31, 2024, we had an outstanding balance of $55.0 million under the Revolving Loan. Based on our outstanding balance as of December 31, 2024, we estimate that a hypothetical 100 basis points increase in the Prime Rate would result in an increase in annual cash interest expense, excluding unused fees, of approximately $0.6 million and a 100 basis points decrease in the Prime Rate would result in a decrease in annual interest expense of approximately $0.6 million.

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

83

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

While we believe the principal amounts of our loans are generally adequately protected by underlying collateral value, there is a risk that we will not realize the entire principal value of certain loans, particularly those not fully collateralized by real estate. In order to mitigate that risk, our loans are generally collateralized by other assets, such as equipment, receivables, licenses or other assets of the borrowers to the extent permitted by applicable laws and regulations. In addition, we seek to impose strict loan covenants and seek personal or corporate guarantees for additional protection. As of December 31, 2024, 50.0% of our portfolio is fully secured by real estate, 46.7% is partially secured by real estate, and 3.3% has no real estate collateral. Our portfolio on average had real estate collateral coverage of 1.1x as of December 31, 2024, and all of our loans are secured by equity pledges of the borrower and all asset liens. As of December 31, 2023, 69.7% of our portfolio is fully secured by real estate, 27.6% is partially secured by real estate, and 2.7% has no real estate collateral. Our portfolio on average had real estate collateral coverage of 1.5x as of December 31, 2023, and all of our loans were secured by equity pledges of the borrower and all asset liens.

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

84

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

Chicago Atlantic Real Estate Finance, Inc.

Chicago, Illinois

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Chicago Atlantic Real Estate Finance, Inc. (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations, equity, and cash flows for each of the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Chicago, Illinois

March 12, 2025

CHICAGO ATLANTIC REAL ESTATE FINANCE, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2024	December 31, 2023

Assets
Loans held for investment	$364,238,847	$337,238,122
Loans held for investment - related party (Note 9)	38,238,199	16,402,488
Loans held for investment, at carrying value	402,477,046	353,640,610
Current expected credit loss reserve	(4,346,869)	(4,972,647)
Loans held for investment at carrying value, net	398,130,177	348,667,963
Loans, at fair value - related party (amortized cost of $5,500,000 and $0, respectively)	5,335,000	-
Cash and cash equivalents	26,400,448	7,898,040
Other receivables and assets, net	459,187	705,960
Interest receivable	1,453,823	1,004,140
Related party receivables	3,370,339	107,225
Debt securities, at fair value	-	842,269
Total Assets	$435,148,974	$359,225,597

Liabilities
Revolving loan	$55,000,000	66,000,000
Notes payable, net	49,096,250	-
Dividend payable	13,605,153	13,866,656
Related party payables	2,043,403	2,051,531
Management and incentive fees payable	2,863,158	3,243,775
Accounts payable and other liabilities	2,285,035	1,135,355
Interest reserve	1,297,878	1,074,889
Total Liabilities	126,190,877	87,372,206
Commitments and contingencies (Note 10)

Stockholders' equity
Common stock, par value $0.01 per share, 100,000,000 shares authorized and 20,829,228 and 18,197,192 shares issued and outstanding, respectively	208,292	181,972
Additional paid-in-capital	318,886,768	277,483,092
Accumulated deficit	(10,136,963)	(5,811,673)
Total stockholders' equity	308,958,097	271,853,391

Total liabilities and stockholders' equity	$435,148,974	$359,225,597

The accompanying notes are an integral part of these consolidated financial statements.

CHICAGO ATLANTIC REAL ESTATE FINANCE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the year ended December 31,
	2024	2023
Revenues
Interest income	$62,104,092	$62,900,004
Interest expense	(7,153,207)	(5,752,908)
Net interest income	54,950,885	57,147,096

Expenses
Management and incentive fees, net	8,061,896	8,782,834
General and administrative expense	5,388,967	5,260,287
Professional fees	1,811,067	2,153,999
Stock based compensation	3,058,674	1,479,736
(Benefit) provision for current expected credit losses	(583,298)	940,385
Total expenses	17,737,306	18,617,241
Change in unrealized (loss) gain on investments	(240,604)	75,604
Realized gain on debt securities, at fair value	72,428	104,789
Net Income before income taxes	37,045,403	38,710,248
Income tax expense	-	-
Net Income	$37,045,403	$38,710,248

Earnings per common share:
Basic earnings per common share	$1.92	$2.14
Diluted earnings per common share	$1.88	$2.11

Weighted average number of common shares outstanding:
Basic weighted average shares of common stock outstanding	19,279,501	18,085,088
Diluted weighted average shares of common stock outstanding	19,713,916	18,343,725

The accompanying notes are an integral part of these consolidated financial statements.

CHICAGO ATLANTIC REAL ESTATE FINANCE, INC.

CONSOLIDATED STATEMENTS OF EQUITY

	Common Stock		Additional Paid-In-	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Equity

Balance at January 1, 2023	17,685,952	$176,859	$268,995,848	$(5,139,684)	$264,033,023
Issuance of common stock, net of offering costs	79,862	799	1,221,553	-	1,222,352
Issuance of common stock in connection with initial public offering and concurrent private placement, net of offering costs, underwriting discounts and commissions	395,779	3,958	5,790,889	-	5,794,847
Stock-based compensation	35,599	356	1,474,802	4,578	1,479,736
Dividends declared on common shares ($2.17 per share)	-	-	-	(39,386,815)	(39,386,815)
Net income	-	-	-	38,710,248	38,710,248
Balance at December 31, 2023	18,197,192	181,972	277,483,092	(5,811,673)	271,853,391
Issuance of common stock, net of offering costs	2,489,290	24,893	38,346,429	167	38,371,489
Stock-based compensation	142,746	1,427	3,057,247	-	3,058,674
Dividends declared on common shares ($2.06 per share)	-	-	-	(41,370,860)	(41,370,860)
Net income	-	-	-	37,045,403	37,045,403
Balance at December 31, 2024	20,829,228	$208,292	$318,886,768	$(10,136,963)	$308,958,097

The accompanying notes are an integral part of these consolidated financial statements.

CHICAGO ATLANTIC REAL ESTATE FINANCE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended December 31,
	2024	2023
Operating activities
Net income	$37,045,403	$38,710,248

Adjustments to reconcile net income to net cash provided by operating activities:
Accretion of deferred loan origination fees and other discounts	(1,697,139)	(2,983,441)
Paid-in-kind interest	(9,147,837)	(9,458,215)
(Benefit) provision for current expected credit losses	(583,298)	940,385
Change in unrealized loss (gain) on investments	240,604	(75,604)
Realized gain on debt securities, at fair value	(72,428)	(104,789)
Amortization of debt issuance costs	256,998	550,906
Stock based compensation	3,058,674	1,479,736

Changes in operating assets and liabilities:
Interest receivable	(449,683)	200,272
Other receivables and assets, net	185,256	(51,375)
Interest reserve	(3,971,608)	(793,304)
Related party payables	(8,128)	654,016
Related party receivables	(3,263,114)	(107,225)
Purchase of debt securities, at fair value	-	(3,167,020)
Proceeds from the redemption of debt securities, at fair value	839,093	2,505,144
Management and incentive fees payable	(380,617)	(51,825)
Accounts payable and accrued expenses	1,107,200	168,550
Net cash provided by operating activities	23,159,376	28,416,459

Cash flows from investing activities
Issuance of and fundings of loans held for investment	(155,257,974)	(92,201,176)
Principal repayment of loans held for investment	102,461,111	76,876,048
Issuance of and fundings of loans at fair value	(5,500,000)	-
Proceeds from sale of loans	19,000,000	13,399,712
Net cash used in investing activities	(39,296,863)	(1,925,416)

Cash flows from financing activities
Proceeds from sale of common stock	39,591,879	7,222,363
Proceeds from notes payable	50,000,000	-
Proceeds from borrowings on revolving loan	159,000,000	82,000,000
Repayment of borrowings on revolving loan	(170,000,000)	(74,000,000)
Dividends paid to common shareholders	(41,632,363)	(39,134,340)
Payment of debt issuance costs	(1,099,231)	(112,279)
Payment of offering costs	(1,220,390)	(284,574)
Net cash provided by/(used in) financing activities	34,639,895	(24,308,830)

Net increase in cash and cash equivalents	18,502,408	2,182,213
Cash and cash equivalents, beginning of period	7,898,040	5,715,827
Cash and cash equivalents, end of period	$26,400,448	$7,898,040

Supplemental disclosure of non-cash financing and investing activities
Interest reserve withheld from funding of loans	4,194,597	$2,238,348
OID withheld from funding of loans held for investment	1,836,952	1,332,340
OID withheld from funding of debt securities, at fair value	-	470,590
Dividends declared and not yet paid	13,605,153	13,866,656
Transfer of loans held for investment to loans held for sale	19,000,000	13,399,712
Non-cash exchange of loans with related party (Note 9)	5,960,888	-
Supplemental information:
Interest paid during the period	6,205,623	5,031,492

The accompanying notes are an integral part of these consolidated financial statements.

CHICAGO ATLANTIC Real Estate finance, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2024

1. ORGANIZATION AND DESCRIPTION OF BUSINESS

Chicago Atlantic Real Estate Finance, Inc., and its wholly owned consolidated subsidiary, Chicago Atlantic Lincoln, LLC (“CAL”) (collectively the “Company”, “we”, or “our”), is a commercial real estate finance company that incorporated in the state of Maryland on March 30, 2021 and completed its initial public offering (the "IPO") in December 2021.

The Company operates as one operating segment and its primary investment objective is to provide attractive, risk-adjusted returns for stockholders over time, primarily through consistent current income (dividends and distributions) and secondarily, through capital appreciation. The Company intends to achieve this objective by originating, structuring and investing in first mortgage loans and alternative structured financings secured by commercial real estate properties. The Company’s loan portfolio is primarily comprised of senior loans to state-licensed operators in the cannabis industry, secured by real estate, equipment, receivables, licenses and/or other assets of the borrowers to the extent permitted by applicable laws and regulations governing such borrowers. The Company may also lend to and invest in companies or properties that are not related to the cannabis industry if they provide return characteristics consistent with its investment objective.

The Company is externally managed by Chicago Atlantic REIT Manager, LLC (the “Manager”), a Delaware limited liability company, pursuant to the terms of the management agreement dated May 1, 2021, and amended in October 2021, by and among the Company and the Manager. After the initial three-year term, the management agreement is automatically renewed for one-year periods unless the Company or the Manager elects not to renew in accordance with the terms of the Management Agreement. Following the initial term, the Management Agreement was automatically renewed on April 30, 2024. The Manager conducts substantially all of the Company’s operations and provides asset management services for its real estate investments. For its services, the Manager is entitled to management fees and incentive compensation, both defined in, and in accordance with, the terms of the Management Agreement (Note 9). All of the Company’s investment decisions are made by the investment committee of the Manager, subject to oversight by the Company’s board of directors (the “Board”). The Manager is wholly-owned by Chicago Atlantic Group, LP. (the “Sponsor”).

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements have been prepared on the accrual basis of accounting in conformity with accounting principles generally accepted in the United States of America (“GAAP”). Our consolidated financial statements present the financial position, results of operations, and cash flows for the Company, including the accounts of its wholly owned consolidated financing subsidiary, CAL. The consolidated financial statements reflect all adjustments that, in the opinion of management, are necessary for the fair presentation of the Company's results of operations and financial condition as of and for the periods presented. All intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates in the Preparation of Consolidated Financial Statements

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Actual results could differ from those estimates. Significant estimates include the valuation of loans held at fair value and the provision for current expected credit losses.

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

Concentration of Credit Risks

Financial instruments that may subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, loans, and interest receivable. Concentration of credit risk relating to loans and interest receivable are managed by the Company and the Manager through robust portfolio monitoring and performing due diligence prior to origination or acquisition and through the use of non-recourse financing, when and where available and appropriate.

Investments in Loans

The Company originates commercial real estate (“CRE”) loans and related debt instruments that it has both the intent and ability to hold for the foreseeable future, and are therefore classified as held for investment.

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

Loans held for sale

Once the Company decides to sell a loan, it is transferred from held for investment to held-for-sale and carried at the lower of cost or fair value. On the date a loan is transferred into the held-for-sale category, any previously recorded allowance for credit losses is reversed in earnings and the loan is recorded at its amortized cost. If the amortized cost exceeds the loan’s fair value at the date of transfer, a valuation allowance is recorded equal to the difference between amortized cost basis and fair value. There were no loans classified as held-for-sale as of December 31, 2024 and 2023. Refer to Note 4 for additional information.

Loans held at fair value

The Company generally holds its target loans at amortized cost as long-term investments, but may occasionally carry certain of its loans at fair value as elected on an instrument by instrument basis. Investments in loans at fair value are carried at fair value on the Company’s consolidated balance sheets, with changes in fair value recorded in change in unrealized (loss) gain on investments in the consolidated statement of operations. Refer to Notes 5 and 13 for more information on the valuations of such investments.

Upfront costs and fees, such as origination, commitment, underwriting and structuring fees related to items for which the fair value option is elected, are recognized in earnings as incurred and not deferred.

Investments in Marketable Debt Securities

Investments in marketable debt securities consist of corporate bonds that are classified as trading securities. Marketable debt securities are recorded at fair value on the consolidated balance sheets and unrealized gains and losses are included within change in unrealized (loss) gain on investments, on the consolidated statements of operations. The table below summarizes the Company’s marketable debt securities, at fair value as of December 31, 2023. There are no marketable debt securities held as of December 31, 2024.

	As of December 31, 2023
	Face Amount	Amortized Cost	Unamortized Discount	Fair Value	Unrealized Gain
Corporate bonds	$996,769	$766,665	$(230,104)	$842,269	$75,604

Current Expected Credit Losses

The Company measures current expected credit losses (“CECL”) for loans held for investment at the end of each reporting period based on Accounting Standards Codification ("ASC") Topic 326, Financial Instruments – Credit Losses (“ASC 326”). The Company estimates its current expected credit loss reserve (“CECL Reserve”) on both the outstanding balances and unfunded commitments on loans held for investment and requires consideration of a broader range of historical experience adjusted for current conditions and reasonable and supportable forecast information to inform the CECL Reserve using a model that considers multiple datapoints and methodologies that may include the probability of default and expected loss given default for each individual loan, discounted cash flows (“DCF”), and other inputs which may include the risk rating of the loan, how recently the loan was originated compared to the measurement date, and expected prepayment if applicable. Calculation of the CECL Reserve requires loan specific data, which may include fixed charge coverage ratio, loan-to-value, property type and geographic location. Estimating the CECL Reserve also requires significant judgment with respect to various factors, including but not limited to (i) the appropriate historical loan loss reference data, (ii) the expected timing of loan repayments, (iii) calibration of the likelihood of default to reflect the risk characteristics of the Company’s loan portfolio and (iv) the Company’s current and future view of the macroeconomic environment. The Company may consider loan-specific qualitative factors on certain loans to estimate its CECL Reserve, which may include (i) whether cash from the borrower’s operations is sufficient to cover the debt service requirements currently and into the future, (ii) the ability of the borrower to refinance the loan and (iii) the liquidation value of collateral. For loans where the Company has deemed the borrower/sponsor to be experiencing financial difficulty, the Company may elect to apply a practical expedient in which the fair value of the underlying collateral is compared to the amortized cost of the loan in determining a specific CECL allowance. In order to estimate the future expected loan losses relevant to the Company’s portfolio, the Company may consider historical market loan loss data provided by a third-party data service. The third party’s loan database includes historical loss data for commercial mortgage-backed securities (“CMBS”), which the Company believes is a reasonably comparable and available data set to its type of loans. See Note 3 of these consolidated financial statements for CECL related disclosures.

Subsequent period increases and decreases to expected credit losses impact earnings and are recorded within the (benefit) provision for current expected credit losses in the Company’s consolidated statements of operations. The CECL Reserve related to outstanding balances on loans held for investment is a valuation account that is deducted from the amortized cost basis of the Company’s loans held for investment in the Company’s consolidated balance sheets. The CECL Reserve related to unfunded commitments on loans held for investment is recorded within accounts payable and other liabilities on the Company’s consolidated balance sheets. The Company has made an accounting policy election to exclude accrued interest receivable from the amortized cost basis of the related loans held for investment in determining the CECL Reserve, as any uncollectible accrued interest receivable, if deemed to be uncollectible, will be written off timely with any previously accrued uncollected interest on the loan charged to interest income in the same period.

Fair Value Measurements

The Company has elected to report selected financial assets and liabilities at fair value. The Company defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value measurement assumes that the transaction to sell the asset or transfer the liability takes place either in the principal market for the asset or liability, or, in the absence of a principal market, in the most advantageous market for the asset or liability. The Company discloses the fair value of its financial assets and liabilities based on observable market information where available or on market participant assumptions. These assumptions are subjective in nature and involve matters of judgment and, therefore, fair values cannot always be determined with precision. When determining fair value, the Company maximizes the use of observable inputs and minimizes the use of unobservable inputs. The three levels of the fair value hierarchy are as follows:

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

Stock-Based Compensation

The Company accounts for stock-based compensation issued to employees of the Manager and its affiliates and the members of the Board pursuant to the 2021 Omnibus Incentive Plan (the “2021 Plan”) at the date of grant based on the fair value of the award and recognizes the cost over the service period, which is usually the vesting period. Forfeitures are recognized as they occur. The fair value of equity-based compensation awards is based on the estimated fair value of the Company’s common stock, based on the Company’s stock price on grant date, and approved by the Board. Fair values of award grants also recognize any ongoing restrictions on the sale of securities.

Debt Issuance Costs

Debt issuance costs on the Revolving Loan are capitalized and amortized over the term on a straight-line basis. Unamortized debt issuance costs on the Company's Revolving Loan are included in other receivables and assets, net, on the consolidated balance sheets.

Debt issuance costs relating to the Notes Payable are recorded as a direct reduction to the face value of the Notes Payable on the consolidated balance sheets and are amortized over the term using the effective interest method.

Unamortized debt issuance costs are subsequently expensed if the associated debt instrument is repaid prior to maturity. Amortization of debt issuance costs is reported as interest expense in the consolidated statements of operations. See Note 8 of these consolidated financial statements for further consideration.

Offering Costs

Costs associated with the offering of common shares of the Company including, but not limited to legal, accounting, printing, filing fees, and other fees incurred directly related to the offering, are capitalized as incurred. Deferred offering costs are charged to additional paid-in-capital upon the completion of an offering or ratably as securities relating to a shelf offering are sold. Should an offering of the authorized common stock of the Company prove to be unsuccessful, these deferred costs, as well as additional expenses to be incurred, will be charged to operations. Deferred offering costs are included in the line item, Other receivables and assets, net within the consolidated balance sheets in the amount of $136,143 and $327,835 as of December 31, 2024 and 2023, respectively.

Revenue Recognition

Interest Income

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

Non-Accrual

Loans are generally placed on non-accrual status when principal or interest payments are past due 90 days or more or when there is reasonable doubt about the full recovery of principal and interest. Accrued and unpaid interest is generally reversed against interest income in the period the loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding the borrower’s ability to make pending principal and interest payments. Non-accrual loans are restored to accrual status when principal and interest payments are brought current, the borrower demonstrates sustained repayment performance, or the loan becomes well secured and is in the process of collection.

Fee Income

Other fees, including prepayment fees and exit or success fees, are recognized as interest income when received. From time to time, the Company may also receive fees for underwriting, syndication, arranging, or other types of fees (collectively "Structuring Fees") in the course of origination of its investments. To the extent such fees are not deemed to be yield enhancements and are not paid to all lenders in the syndication, such Structuring Fees are recognized in interest income when received.

Realized and Unrealized Gains and Losses

Realized gains or losses are measured by the difference between the net proceeds from the repayment or sale and the amortized and/or accreted cost basis of the investment using the specific identification method without regard to unrealized gains or losses previously recognized, and include loans charged off during the period, net of recoveries. An unrealized gain arises when the value of the loan portfolio exceeds its cost and an unrealized loss arises when the value of the loan portfolio is less than its cost. The change in unrealized gains or losses primarily reflect the change in loan values, including the reversal of previously recorded unrealized gains or losses when gains or losses are realized.

Related party receivables

Related party receivables represent interest and principal payments received from borrowers by the Company’s affiliated loan administrative agent prior to the balance sheet date that were not remitted to the Company until subsequent to the balance sheet date. The related party receivables as of December 31, 2024 were collected in January 2025.

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

Income Taxes

The Company is a Maryland corporation and has elected to be taxed as a REIT under the Code, commencing with its taxable year ended December 31, 2021. The Company believes that it has qualified as a REIT and that its method of operation will enable it to continue to qualify as a REIT. However, no assurances can be given that the Company’s beliefs or expectations will be fulfilled, since qualification as a REIT depends on the Company satisfying numerous asset, income and distribution tests which depends, in part, on the Company’s operating results. To qualify as a REIT, the Company must meet a number of organizational and operational requirements, including various income, asset, and distribution tests.

Income Tests

In order to maintain our REIT qualification, we must satisfy two gross income requirements on an annual basis. First, at least 75% of our gross income for each taxable year, excluding gross income from sales of inventory or dealer property in prohibited transactions, discharge of indebtedness and certain hedging transactions, generally must be derived from investments relating to real property or mortgages on real property, including interest income derived from mortgage loans secured by real property (including certain types of mortgage-backed securities), rents from real property, dividends received from other REITs, and gains from the sale of designated real estate assets, as well as, specified income from temporary investments. Second, at least 95% of our gross income in each taxable year, excluding gross income from "prohibited transactions", discharge of indebtedness and certain hedging transactions, must be derived from some combination of income that qualifies under the 75% gross income test described above, as well as, other dividends, interest, and gain from the sale or disposition of stock or securities, which need not have any relation to real property. Income and gain from certain hedging transactions will be excluded from both the numerator and the denominator for purposes of both the 75% and 95% gross income tests.

Asset Tests

At the close of each calendar quarter, we must also satisfy five tests relating to the nature of our assets. First, at least 75% of the value of our total assets must be represented by some combination of designated real estate assets, cash, cash items, U.S. Government securities and, under some circumstances, stock or debt instruments purchased with new capital. Second, the value of any one issuer’s securities that we own may not exceed 5% of the value of our total assets. Third, we may not own more than 10% of any one issuer’s outstanding securities, as measured by either value (the "10% of value asset test") or voting power. The 5% and 10% asset tests do not apply to securities that qualify under the 75% asset test or to securities of a TRS and qualified REIT subsidiaries, and the 10% of value asset test does not apply to "straight debt" having specified characteristics and to certain other securities. Fourth, the aggregate value of all securities of TRSs that we hold may not exceed 20% of the value of our total assets. Fifth, not more than 25% of the value of our total assets may be represented by debt instruments of publicly offered REITs to the extent those debt instruments would not be real estate assets but for the inclusion of debt instruments of publicly offered REITs in the meaning of real estate assets.

Distribution Tests

The Company is required to distribute annually to its stockholders, at least 90% of the Company’s REIT taxable income prior to the deduction for dividends paid. To the extent that the Company distributes less than 100% of its REIT taxable income in any tax year (taking into account any distributions made in a subsequent tax year under Sections 857(b)(9) or 858 of the Code), the Company will pay tax at regular corporate rates on that undistributed portion. Furthermore, if the Company distributes less than the sum of 1) 85% of its ordinary income for the calendar year, 2) 95% of its capital gain net income for the calendar year, and 3) any undistributed shortfall from its prior calendar year (the “Required Distribution”) to its stockholders during any calendar year (including any distributions declared by the last day of the calendar year but paid in the subsequent year), then it is required to pay a non-deductible excise tax equal to 4% of any shortfall between the Required Distribution and the amount that was actually distributed. The 90% distribution requirement does not require the distribution of net capital gains. However, if the Company elects to retain any of its net capital gain for any tax year, it must notify its stockholders and pay tax at regular corporate rates on the retained net capital gain. The stockholders must include their proportionate share of the retained net capital gain in their taxable income for the tax year, and they are deemed to have paid the REIT’s tax on their proportionate share of the retained capital gain and receive an income tax credit for such amount. Furthermore, such retained capital gain may be subject to the nondeductible 4% excise tax. If it is determined that the Company’s estimated current year taxable income will be in excess of estimated dividend distributions (including capital gain dividend) for the current year from such income, the Company accrues excise tax on estimated excess taxable income as such taxable income is earned. The annual expense is calculated in accordance with applicable tax regulations.

The Financial Accounting Standards Board (“FASB”) ASC Topic 740, Income Taxes (“ASC 740”), prescribes a recognition threshold and measurement attribute for the consolidated financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company has analyzed its various federal and state filing positions and believes that its income tax filing positions and deductions are documented and supported as of December 31, 2024 and 2023. Based on the Company’s evaluation, there is no reserve for any uncertain income tax positions. Accrued interest and penalties, if any, are included within other liabilities in the consolidated balance sheets and within income tax expense on the consolidated statements of operations.

Earnings per Share

The Company calculates basic earnings / (loss) per share by dividing net income / (loss) allocable to common stockholders for the period by the weighted average shares of common stock outstanding for that period. Diluted earnings / (loss) per share takes into effect any dilutive instruments using the treasury stock method, except when doing so would be anti-dilutive. As of December 31, 2024 and 2023, there were dilutive instruments relating to restricted shares. See Note 12 included in these consolidated financial statements for the earnings per share calculations.

Segment Reporting

In accordance with ASC Topic 280: Segment Reporting ("ASC 280"), the Company has determined that it has a single operating segment. As a result, the Company's segment accounting policies are the same as described herein and the Company does not have any intra-segment sales nor transfer of assets. Refer to Note 15 for additional information.

Recent Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This guidance requires public entities to disclose significant expense categories and amounts for each reportable segment, along with information regarding the composition of "other segment items." Additionally, the guidance requires the disclosure of the title and position of the entity's Chief Operating Decision Maker (“CODM”), an explanation of how the CODM utilizes reported profit or loss measures to assess segment performance, and certain segment-related disclosures on an interim basis, which were previously required only annually. The Company adopted ASU 2023-07 effective December 31, 2024 and concluded that the application of this guidance did not have any material impact on its consolidated financial statements. Refer to Note 15 for more information on the effects of the adoption of ASU 2023-07.

In December 2023, the FASB issued ASU 2023-09—Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 improves the transparency of income tax disclosures related to rate reconciliation and income taxes. ASU 2023-09 is effective for annual periods beginning after December 15, 2024. For entities other than public business entities, the amendments are effective for annual periods beginning after December 15, 2025. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. The amendments should be applied prospectively, however retrospective application is permitted. The Company concluded that the application of this guidance did not have any material impact on its consolidated financial statements.

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures ("ASC 2024-03"), which requires disaggregated disclosures of certain costs and expenses, including purchases of inventory, employee compensation, depreciation, amortization and depletion, within relevant income statement captions. ASU 2024-03 is effective for fiscal years beginning after December 15, 2025, and interim periods beginning with the first quarter ended March 31, 2028. Early adoption and retrospective application is permitted. The Company is currently evaluating the impact of this guidance on the Company's future consolidated financial statements.

3. LOANS HELD FOR INVESTMENT, NET

The Company primarily originates senior secured loans that it has the intent and ability to hold until maturity or payoff. Such loans are classified as held for investment and are reported on the consolidated balance sheets at amortized cost. The following tables present summarized information regarding our loans held for investment by interest rate type as of December 31, 2024 and 2023:

	As of December 31, 2024
	Total Principal	Original Issue Discount	Carrying Value	Percentage of loans held for investment
Fixed-rate loans	$149,771,871	$(545,081)	$149,226,790	37.0%
Floating-rate loans	254,949,683	(1,699,427)	253,250,256	63.0%
Total	$404,721,554	$(2,244,508)	$402,477,046	100.0%

The following tables summarize the Company’s aggregate portfolio of loans held for investment, net of current expected credit loss reserve as of December 31, 2024 and 2023:

	As of December 31, 2024
	Outstanding Principal	Original Issue Discount	Carrying Value	Weighted Average Remaining Life (Years) (1)
Senior Term Loans	$404,721,554	$(2,244,508)	$402,477,046	2.2
Current expected credit loss reserve	-	-	(4,346,869)
Total loans held at carrying value, net	$404,721,554	$(2,244,508)	$398,130,177

	As of December 31, 2023
	Outstanding Principal	Original Issue Discount	Carrying Value	Weighted Average Remaining Life (Years) (1)
Senior Term Loans	$355,745,305	$(2,104,695)	$353,640,610	2.1
Current expected credit loss reserve	-	-	(4,972,647)
Total loans held at carrying value, net	$355,745,305	$(2,104,695)	$348,667,963

(1)
Weighted average remaining life is calculated based on the carrying value of the loans as of December 31, 2024 and 2023, respectively.

The following tables present changes in loans held at carrying value as of and for the years ended December 31, 2024 and 2023:

	Principal	Original Issue Discount	Current Expected Credit Loss Reserve	Carrying Value
Balance at December 31, 2023	$355,745,305	$(2,104,695)	$(4,972,647)	$348,667,963
New fundings	161,289,523	(1,836,952)	-	159,452,571
Principal repayment of loans	(102,461,111)	-	-	(102,461,111)
Accretion of original issue discount	-	1,697,139	-	1,697,139
Transfer of loan held for investment to loan held for sale	(19,000,000)		213,913	(18,786,087)
PIK Interest	9,147,837	-	-	9,147,837
Decrease in provision for current expected credit losses	-	-	411,865	411,865
Balance at December 31, 2024	$404,721,554	$(2,244,508)	$(4,346,869)	$398,130,177

	Principal	Original Issue Discount	Current Expected Credit Loss Reserve	Carrying Value
Balance at December 31, 2022	$343,029,334	$(3,755,796)	$(3,940,939)	$335,332,599
New fundings	93,533,516	(1,332,340)	-	92,201,176
Principal repayment of loans	(76,876,048)	-	-	(76,876,048)
Accretion of original issue discount	-	2,983,441	-	2,983,441
Transfer of loan held for investment to loan held for sale	(13,399,712)	-	-	(13,399,712)
PIK Interest	9,458,215	-	-	9,458,215
Increase in provision for current expected credit losses	-	-	(1,031,708)	(1,031,708)
Balance at December 31, 2023	$355,745,305	$(2,104,695)	$(4,972,647)	$348,667,963

A more detailed listing of the Company’s loans held at carrying value based on information available as of December 31, 2024, is as follows:

Loan (1)	Location(s)	Initial Funding Date (1)	Maturity Date (2)	Principal Balance	Original Issue Discount	Carrying Value	Percentage of Our Loan Portfolio	Future Fundings	Interest Rate (3)	Periodic Payment (4)	YTM IRR (5)
1	Various	10/27/2022	10/30/2026	$19,324,557	$(314,110)	$19,010,447	4.7%	-	P+6.5% Cash (8)	P&I	17.1%
2	Michigan	12/31/2021	12/31/2025	27,110,506	-	27,110,506	6.7%	-	P+3% Cash (13)(20)	I/O	17.3%
3	Various	11/18/2021	1/29/2027	21,248,176	(523,689)	20,724,487	5.1%	-	P+10.375% Cash, 2.75% PIK (11)(14)(15)	I/O	22.2%
4	Arizona	4/19/2021	6/17/2026	6,626,809	-	6,626,809	1.6%	-	11.91% Cash	I/O	17.0%
5	Massachusetts	4/19/2021	4/30/2025	2,564,180	-	2,564,180	0.6%	-	P+12.25% Cash (6)	P&I	22.6%
6	Michigan	8/20/2021	1/30/2026	4,958,123	-	4,958,123	1.2%	-	P+6.5% Cash (13)	I/O	17.2%
7	Illinois, Arizona	8/24/2021	6/30/2025	24,293,793	(54,413)	24,239,380	6.0%	-	P+6% Cash, 2% PIK (9)	P&I	19.3%
8	West Virginia	9/1/2021	12/31/2025	8,491,943	-	8,491,943	2.1%	-	10% Cash	I/O	15.0%
9	Pennsylvania	9/3/2021	6/30/2024	16,402,488	-	16,402,488	4.1%	-	P+20.75% Cash(6)(16)	P&I	17.5%
12	Various	11/8/2021	10/31/2027	11,159,358	(35,634)	11,123,724	2.8%	-	P+7% Cash, 2% PIK (10)	I/O	19.3%
16	Florida	12/30/2021	8/29/2025	6,557,500	(25,236)	6,532,264	1.6%	-	16.75% Cash	I/O	31.2%
18	Ohio	2/3/2022	12/31/2025	45,024,611	(433,918)	44,590,693	11.1%	-	P+1.75% Cash, 5% PIK (9)(17)	I/O	16.1%
19	Florida	3/11/2022	12/31/2025	18,892,211	(23,850)	18,868,361	4.7%	-	11% Cash, 5% PIK	P&I	16.5%
20	Missouri	5/9/2022	11/28/2025	22,243,402	(65,969)	22,177,433	5.5%	-	11% Cash, 2% PIK	P&I	14.7%
21	Illinois	7/1/2022	7/29/2026	6,583,891	(34,755)	6,549,136	1.6%	-	P+7% Cash, 2% PIK (9)	P&I	23.3%
23	Arizona	3/27/2023	3/31/2026	1,620,000	(20,682)	1,599,318	0.4%	-	P+7.5% Cash (12)	P&I	18.7%
24	Oregon	9/27/2022	9/27/2026	580,000	-	580,000	0.1%	-	P+10.5% Cash (7)	P&I	21.7%
25	New York	8/1/2023	6/29/2036	25,093,595	-	25,093,595	6.2%	-	15% Cash	P&I	16.6%
27	Nebraska	8/15/2023	6/30/2027	17,400,000	-	17,400,000	4.3%	-	P+6.5% Cash (18)	I/O	15.7%
28	Ohio	9/13/2023	3/13/2025	2,466,705	-	2,466,705	0.6%	-	15% Cash	I/O	17.4%
29	Illinois	10/11/2023	10/9/2026	1,943,217	-	1,943,217	0.5%	-	11.4% Cash, 1.5% PIK	P&I	14.7%
30	Missouri, Arizona	12/19/2023	12/31/2026	19,000,000	(139,306)	18,860,694	4.7%	-	P+7.75% Cash (13)	P&I	18.7%
31	California, Illinois	5/3/2023	5/3/2026	6,680,000	-	6,680,000	1.7%	-	P+8.75% Cash (10)	I/O	18.3%
32	Nevada	4/15/2024	8/15/2027	6,000,000	(27,982)	5,972,018	1.5%	-	P+6.5% Cash (12)	I/O	16.1%
33	Minnesota	5/20/2024	5/28/2027	1,116,000	(4,776)	1,111,224	0.3%	-	12% Cash (14)	P&I	12.9%
34	Arizona	6/17/2024	5/29/2026	10,000,000	-	10,000,000	2.5%	-	11.91% Cash	I/O	12.8%
35	California	8/23/2024	8/23/2027	24,256,045	-	24,256,045	6.0%	-	12% Cash, 3% PIK	I/O	16.3%
36	Illinois	10/28/2024	1/1/2027	25,000,000	(114,937)	24,885,063	6.2%	2,000,000	P+6.25% Cash (10)	I/O	15.2%
37	Various	11/26/2024	11/24/2028	20,019,444	(390,404)	19,629,040	4.9%	10,000,000	12% Cash, 1% PIK (19)	I/O	15.2%
38	Minnesota	12/13/2024	12/13/2025	2,065,000	(34,847)	2,030,153	0.5%	2,935,000	10% Cash (19)	I/O	14.7%
			Total	$404,721,554	$(2,244,508)	$402,477,046	100%	$14,935,000		Wtd Average	17.2%

(1)
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
(4)
P&I = principal and interest. I/O = interest only. P&I loans may include interest only periods for a portion of the loan term. The frequency of loan payments may be monthly or quarterly as required by the respective credit agreement governing such loan.
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
(12)
This Loan is subject to a prime rate floor of 8.00%
(13)
This Loan is subject to a prime rate floor of 8.50%
(14)
The borrower of Loan #33 is an affiliate of the borrower of Loan #3, a related party. The aggregate principal balance of these loans is included on the consolidated balance sheet as loans held for investment - related party. See Note 9 for further details.
(15)
The aggregate principal balance outstanding of Loan #3 is comprised of two tranches. The first tranche has a principal balance of approximately $16.9 million, bears a floating interest rate of prime plus 10.375% cash and 2.75% PIK and has a maturity date of January 29, 2027. The second tranche has a principal balance of approximately $4.4 million, bears an interest rate of 15.00% cash and 2.00% PIK, and a maturity date of May 29, 2026. The statistics presented reflect the weighted average of the rate terms under both tranches for the total aggregate loan principal, however only the maturity date for the first tranche has been presented in the table above.
(16)
As of May 1, 2023, Loan #9 was placed on non-accrual status and remains on non-accrual as of December 31, 2024. Loan #9 is included on the consolidated balance sheet as a loan held for investment – related party (Note 9). This loan had an original maturity date of June 30, 2024 and is included in amounts past due in the tables below.
(17)
An affiliate under common control holds a controlling equity investment in this portfolio company (Note 9).
(18)
This loan has floating grid pricing based on the Prime Rate plus a spread of 5.00% to 8.75% based on monthly annualized EBITDA performance. As of December 31, 2024, applied interest rate is Prime Rate + 6.50%.
(19)
Loan #37 and Loan #38 bear unused fees on the unfunded commitment of 0.75% and 1.50% per annum, respectively.
(20)
On September 27, 2024, $13.0 million of principal of Loan #2 was reclassified to held for sale, and was subsequently sold to a third party at a price of $13.0 million on September 30, 2024. The remaining balance presented is held for investment as of December 31, 2024.

The following tables present aging analyses of past due loans by amortized cost, excluding the CECL reserve, as of December 31, 2024 and 2023. As of both December 31, 2024 and 2023, there was one loan with principal greater than 90 days past due.

	As of December 31, 2024
	Current Loans (1)	31-60 Days Past Due	61-90 Days Past Due	90+ Days Past Due (2)	Total Past Due	Total Loans	Non- Accrual(2)
Senior Term Loans	$386,074,558	$-	$-	$16,402,488	$16,402,488	$402,477,046	$16,402,488
Total	$386,074,558	$-	$-	$16,402,488	$16,402,488	$402,477,046	$16,402,488

	As of December 31, 2023
	Current Loans (1)	31-60 Days Past Due	61-90 Days Past Due	90+ Days Past Due	Total Past Due	Total Loans	Non- Accrual(2)
Senior Term Loans	$337,238,122	$-	$-	$16,402,488	$16,402,488	$353,640,610	$20,666,374
Total	$337,238,122	$-	$-	$16,402,488	$16,402,488	$353,640,610	$20,666,374
(1)
Loans 1-30 days past due are included in the current loans.
(2)
On May 1, 2023, Loan #9 was placed on non-accrual status. On June 20, 2023, the Administrative Agent to Loan #9 issued an acceleration notice requesting immediate payment of all amounts outstanding and therefore is 90 days past due as of December 31, 2023. On December 1, 2023, Loan #6 was placed on non-accrual status. In March 2024, the Company entered into an amendment to Loan #6, which extended the maturity date to April 15, 2024. In the second quarter of 2024, the Company entered into an additional amendment to Loan #6, which extended the maturity date from April 15, 2024 to January 30, 2026 and restored Loan #6 to accrual status.

Non-Accrual Loans

As of December 31, 2024 and 2023, there were one and two loans placed on non-accrual status, respectively.

Loan #6 was placed on non-accrual status as of December 1, 2023 and has both an outstanding principal balance and carrying value of approximately $4.3 million as of December 31, 2023. In March 2024, the Company entered into an amendment to Loan #6, which extended the maturity date to April 15, 2024. In connection with this amendment, Loan #6 was restored to accrual status.

Loan #9 was placed on non-accrual status as of May 1, 2023 and has both an outstanding principal balance and carrying value of approximately $16.4 million as of December 31, 2024 and 2023. The Company ceased accruing interest on the first date of delinquency, based on expectation of its ability to collect all amounts then due from the borrower. As a result, there was no accrued interest to write-off when the loan was placed on non-accrual status. As of December 31, 2024, Loan #9 remains on non-accrual status and carries a reserve for current expected credit losses of approximately $1.2 million.

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

The risk ratings are primarily determined based on current and historical performance metrics specific to each portfolio company, as well as consideration of future economic conditions and each borrower’s estimated ability to meet debt service requirements. The risk ratings shown in the following table as of December 31, 2024 and 2023 consider borrower specific credit history and performance and reflect a quarterly re-evaluation of overall current macroeconomic conditions affecting the Company’s borrowers, specifically those designated as held for investment.

As of December 31, 2024 and 2023, the carrying value, excluding the current expected credit loss reserve (the “CECL Reserve”), of the Company’s loans within each risk rating category by year of origination is as follows:

	As of December 31, 2024(1)
Risk Rating	2024	2023	2022	2021	Total
1	$1,111,224	$580,000	$41,045,793	$-	$42,737,017
2	63,823,279	64,896,824	90,874,764	24,239,380	243,834,247
3	34,653,247	2,466,705	27,110,506	13,687,904	77,918,362
4	10,000,000	-	-	27,987,420	37,987,420
5	-	-	-	-	-
Total	$109,587,750	$67,943,529	$159,031,063	$65,914,704	$402,477,046

	As of December 31, 2023(1)
Risk Rating	2024	2023	2022	2021	Total
1	$-	$820,000	$37,644,911	$-	$38,464,911
2	-	51,320,161	107,007,422	46,792,941	205,120,524
3	-	2,466,705	5,296,308	58,829,717	66,592,730
4	-	-	-	43,462,445	43,462,445
5	-	-	-	-	-
Total	$-	$54,606,866	$149,948,641	$149,085,103	$353,640,610

(1)
Amounts are presented by loan origination year with subsequent advances shown in the original year of origination.

Our loans are generally secured in whole or in part by real estate collateral which includes, but is not limited to; mortgages on industrial and retail real estate properties, leasehold mortgages, and other interests in real property. These forms of real estate collateral enable us to maintain our qualification as a REIT. Our loans are also generally secured by a combination of other forms of collateral, including licenses, accounts receivable, equipment, intellectual property, equity pledges of our borrowers, and personal or corporate guarantees which provide value incremental to our real estate collateral. While real estate collateral coverage is a significant indicator of the credit quality of our portfolio, the value of these other forms of collateral also contribute to the determination of the CECL reserve. Accordingly, changes in real estate collateral coverage alone may not present a direct correlation to the change in our CECL reserve.

Our portfolio weighted average real estate collateral coverage for loans held for investment was 1.5x as of December 31, 2023 compared to 1.1x as of December 31, 2024. The decrease in real estate collateral coverage is primarily driven by portfolio composition given new originations during the year ended December 31, 2024 had weighted average real estate coverage of less than 1.5x. The below tables presents our real estate collateral coverage ratio, for loans held for investment, net as of December 31, 2024 and 2023:

As of December 31, 2024(1)
	< 1.0x	1.0x – 1.25x	1.25x – 1.5x	1.50x – 1.75x	1.75x – 2.0x	> 2.0x	Total
Fixed-rate	$45,029,665	$48,900,184	$43,750,558	$9,603,167	$-	$1,943,216	$149,226,790
Floating-rate	155,364,941	16,402,488	6,549,135	-	24,885,063	50,048,629	253,250,256
	$200,394,606	$65,302,672	$50,299,693	$9,603,167	$24,885,063	$51,991,845	$402,477,046

As of December 31, 2023(1)
	< 1.0x	1.0x – 1.25x	1.25x – 1.5x	1.50x – 1.75x	1.75x – 2.0x	> 2.0x	Total
Fixed-rate	$2,466,706	$-	$49,041,867	$17,613,043	$-	$-	$69,121,616
Floating-rate	104,322,083	35,491,887	38,729,046	15,396,370	5,296,308	85,283,300	284,518,994
	$106,788,789	$35,491,887	$87,770,913	$33,009,413	$5,296,308	$85,283,300	$353,640,610

(1)
Real estate collateral coverage is calculated based upon the most recent third-party appraised values. The Company generally obtains new appraisals of all material real estate collateral at least once annually.

Geographic concentration of our loans held for investment is also a significant credit quality indicator. As of December 31, 2024 and 2023, our borrowers have operations in the jurisdictions in the table below:

As of December 31, 2024			As of December 31, 2023
Jurisdiction	Outstanding Principal (1)	Percentage of Our Loan Portfolio	Jurisdiction	Outstanding Principal (1)	Percentage of Our Loan Portfolio
Ohio	$60,065,707	15%	Ohio	$27,902,362	8%
Illinois	55,958,079	14%	Illinois	25,599,133	7%
Florida	42,712,285	11%	Florida	48,815,066	14%
Missouri	38,208,259	9%	Missouri	25,191,575	7%
Pennsylvania	35,727,045	9%	Pennsylvania	21,674,160	6%
Michigan	32,068,629	8%	Michigan	56,466,635	16%
Arizona	28,023,340	7%	Arizona	24,466,609	7%
California	26,057,479	6%	California	—	-%
New York	25,093,595	6%	New York	22,611,938	6%
Maryland	21,835,901	5%	Maryland	53,907,352	15%
Nebraska	17,400,000	4%	Nebraska	13,061,667	4%
West Virginia	8,491,943	2%	West Virginia	11,706,059	3%
Nevada	6,000,000	1%	Nevada	5,764,439	2%
Texas	2,756,870	1%	Texas	—	-%
Massachusetts	2,626,423	1%	Massachusetts	12,308,310	3%
Minnesota	1,116,000	0%	Minnesota	—	-%
Oregon	580,000	0%	Oregon	820,000	0%
Connecticut	—	-%	Connecticut	5,450,000	2%
Total	$404,721,554	100%	Total	$355,745,305	100%

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

To estimate the historic loan losses relevant to the Company’s portfolio, the Company evaluates its historical loan performance, which includes zero realized loan losses since the inception of its operations. Additionally, the Company analyzed its repayment history, noting it has limited portfolio turnover from the date of our initial public offering. However, the Company’s Sponsor and its affiliates have had operations for the past four fiscal periods and have made investments in similar loans that have similar characteristics including interest rate, collateral coverage, guarantees, and prepayment/make whole provisions, which fall into the pools identified above. Given the similarity of the structuring of the credit agreements for the loans in the Company’s portfolio to the loans originated by its Sponsor, management considered it appropriate to consider the past repayment history of loans originated by the Sponsor and its affiliates in determining the extent to which a CECL Reserve shall be recorded.

In addition, the Company reviews each loan on a quarterly basis and evaluates the borrower’s ability to pay the monthly interest and principal, if required, as well as the loan-to-value (LTV) ratio. When evaluating qualitative factors that may indicate the need for a CECL Reserve, the Company forecasts losses considering a variety of factors. In considering the potential current expected credit loss, the Manager primarily considers significant inputs to the Company’s forecasting methods, which include (i) key loan-specific inputs such as the value of the real estate collateral, liens on equity (including the equity in the entity that holds the state-issued license to cultivate, process, distribute, or retail cannabis), presence of personal or corporate guarantees, among other credit enhancements, LTV ratio, rate type (fixed or floating) and IRR, loan-term, geographic location, and expected timing and amount of future loan fundings, (ii) performance against the underwritten business plan and the Company’s internal loan risk rating, and (iii) a macro-economic forecast. Estimating the enterprise value of our borrowers in order to calculate LTV ratios is often a significant estimate. The Manager utilizes a third-party valuation appraiser to assist with the Company’s valuation process primarily using comparable transactions to estimate enterprise value of its portfolio companies and supplement such analysis with a multiple-based approach to enterprise value to revenue multiples of publicly-traded comparable companies obtained from Bloomberg and S&P Capital IQ as of December 31, 2024, to which the Manager may apply a private company discount based on the Company’s current borrower profile. These estimates may change in future periods based on available future macro-economic data and might result in a material change in the Company’s future estimates of expected credit losses for its loan portfolio.

There is generally a direct correlation between risk rating and the CECL reserve. During the year ended December 31, 2024, the Company originated new loan principal for loans held for investment of $161.3 million and had aggregate loan principal repayments and sales of loans held for investment of $102.5 million. New loans originated during the year had a weighted average risk rating at the time of origination of approximately 2.2, while the weighted average risk rating of loans repaid, transfer and/or sold during the year was approximately 2.5 during the quarter of repayment of such loans. Accordingly, the CECL reserve decreased during the year by approximately $0.6 million as a result of our new originations carrying a slightly lower risk rating than the loans disposed during the year. Additionally, during the year, the percentage of loans which carried a risk rating of "1" through "3" increased from 89.5% as of December 31, 2023 to 90.6% as of December 31, 2024. Meanwhile, loans risk rated "1" and "2" remained relatively consistent albeit decreasing from 72.2% as of December 31, 2023 to 71.2% as of December 31, 2024. Loans risk rated "1" and "2" both generally are expected to result in a full repayment of principal and generally do not carry materially different CECL reserves based on risk ratings alone.

Additionally, as noted above, the Company contemplates market and industry conditions, the interest rate environment, and valuations in determination of the CECL reserve. During the year ended December 31, 2024, the Federal Reserve cut interest rates, specifically the Prime Rate, by 100 basis points from 8.50% as of December 31, 2023 to 7.50% as of December 31, 2024. While these rate cuts impacted the Company's interest income generation on its 63.0% of loans held for investment which bear variable interest at the Prime Rate, the rate cuts also generally resulted in improved cash flow for our borrowers, thereby contributing to a greater likelihood of recovery of principal and interest on such loans. Further, Management observed that valuation multiples of publicly traded companies, especially those operating in limited license states, remained relatively stable year over year. Valuation multiples increase and decrease based on portfolio company specific factors as well as macro-economic factors including but not limited to, expectations surrounding interest rate decisions from the Federal Reserve and public announcements about proposed regulatory reform relating to a potential rescheduling of cannabis at the federal level. Management contemplates the impacts of these macro-economic factors during the forecast period when determining the fair value of our loans and collateral, both of which, in addition to risk rating, contribute to the determination of the CECL reserve. The aggregate fair value of our loans held for investment remained stable from a weighted average of 98.9% of par as of December 31, 2023 to 98.8% of par as of December 31, 2024. The stability of valuations, in addition to improved borrower specific repayment assumptions resulting from the declining interest rate environment contributed to the modest decrease in the CECL reserve during the year. Estimates may change in future periods based on available future macro-economic data and might result in a material change in the Company’s future estimates of expected credit losses for its loan portfolio.

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

Activity related to the CECL Reserve for outstanding balances and unfunded commitments on the Company’s loans held at carrying value and loans receivable at carrying value as of and for the years ended December 31, 2024 and 2023 is presented in the table below.

	Outstanding	Unfunded	Total
Balance at December 31, 2023	$4,972,647	$3,092	$4,975,739
(Benefit) provision for current expected credit losses	(625,778)	42,480	(583,298)
Balance at December 31, 2024	$4,346,869	$45,572	$4,392,441

	Outstanding	Unfunded	Total
Balance at December 31, 2022	$3,940,939	$94,415	$4,035,354
Provision for current expected credit losses	1,031,708	(91,323)	940,385
Balance at December 31, 2023	$4,972,647	$3,092	$4,975,739

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

4. LOANS HELD FOR SALE

The Company's loans are generally classified as held for investment; however, once the Company decides to sell all or a portion of a loan, it is transferred from held for investment to held for sale and carried at the lower of amortized cost or fair value. There were no loans classified as held for sale as of December 31, 2024 and 2023. The table below presents activity of loans held for sale during the years ended December 31, 2024 and 2023.

	Principal	Original Issue Discount	Unrealized Gains (Losses)	Fair Value
Balance at December 31, 2023	$-	-	$-	$-
Transfer of loans held for investment to loans held for sale	19,000,000	-	-	19,000,000
Sale of loan	(19,000,000)	-	-	(19,000,000)
Balance at December 31, 2024	$-	$-	$-	$-

	Principal	Original Issue Discount	Unrealized Gains (Losses)	Fair Value
Balance at December 31, 2022	$-	-	$-	$-
Transfer of loans held for investment to loans held for sale	13,399,712	-	-	13,399,712
Sale of loan	(13,399,712)	-	-	(13,399,712)
Balance at December 31, 2023	$-	$-	$-	$-

5. LOANS, AT FAIR VALUE

As of December 31, 2024, the Company's portfolio included one loan held at fair value. The aggregate commitment under this loan was approximately $11.5 million and outstanding principal was $5.5 million as of December 31, 2024. As of December 31, 2024, there is $6.0 million of unfunded commitments related to the loan held at fair value. There were no loans held at fair value as of December 31, 2023.

The loan held at fair value as of December 31, 2024 was originated to a related party (Note 9), and is included within Loans, at fair value - related party on the consolidated balance sheets. The Company elected the fair value option for this asset due to other indebtedness of the borrower that is senior to our loan, uncertainty with respect to management's intent to hold to maturity or payoff given the related party nature of the investment, and the potential of management electing the fair value option on a more frequent basis, for eligible assets, prospectively.

The following table summarizes the Company's loan held at fair value as of December 31, 2024. There were no loans held at fair value as of December 31, 2023.

Loan	Location(s)	Maturity Date	Principal Balance	Amortized Cost	Fair Value	Interest Rate	Periodic Payment
39	Minnesota	6/6/2026	$5,500,000	$5,500,000	$5,335,000	10.5% Cash	I/O
		Subtotal	$5,500,000	$5,500,000	$5,335,000

The following tables summarize the significant unobservable inputs the Company used to value the loans categorized within Level 3 as of December 31, 2024. The tables are not intended to be all-inclusive, but instead capture the significant unobservable inputs relevant to the Company’s determination of fair values.

	As of December 31, 2024
			Unobservable Input
	Fair Value	Primary Valuation Technique	Input	Value
Loans, at fair value - related party	$5,335,000	Yield analysis	Discount rate	13.65%
Total loans, at fair value	$5,335,000

For the year ended December 31, 2024, our loan held at fair value using the fair value option included an insignificant amount of unrealized losses in net income before income taxes, that are attributable to changes in instrument-specific credit risk. The portion of the fair value adjustments related to credit risk was determined based on a discounted cash flow analysis and discount rate applied to the subject loan. Interest income on the loan measured at fair value is calculated based on the interest rate of the loan and is recorded in the interest income on the consolidated statement of operations.

As of December 31, 2024, the loan held at fair value was current on all interest and principal payments due.

6. INTEREST RECEIVABLE

The following table summarizes the Company's interest receivable as of December 31, 2024 and 2023:

	As of December 31, 2024	As of December 31, 2023
Interest receivable	$1,450,832	$973,140
Unused fees receivable	2,991	31,000
Total interest receivable	$1,453,823	$1,004,140

The following tables categorize the aging of interest receivable on past due loans (including non-accrual loans) by class as of December 31, 2024 and 2023, respectively:

	As of December 31, 2024
	Current Loans	31-60 Days Past Due	61-90 Days Past Due	90+ Days Past Due (and accruing)	Total Past Due	Total Loans	Non- Accrual
Interest receivable	$1,388,058	$65,765	$-	$-	$65,765	$1,453,823	$-
Total	$1,388,058	$65,765	$-	$-	$65,765	$1,453,823	$-

	As of December 31, 2023
	Current Loans	31-60 Days Past Due	61-90 Days Past Due	90+ Days Past Due (and accruing)	Total Past Due	Total Loans	Non- Accrual
Interest receivable	$838,537	$62,189	$66,335	$37,079	$165,603	$1,004,140	$165,603
Total	$838,537	$62,189	$66,335	$37,079	$165,603	$1,004,140	$165,603

7. INTEREST RESERVE

As of December 31, 2024 and 2023, the Company had four and three loans that included a prepaid interest reserve, respectively.

The following table presents changes in interest reserves for the years ended December 31, 2024 and 2023:

	December 31, 2024	December 31, 2023
Beginning reserves	$1,074,889	$1,868,193
New reserves	4,194,597	2,238,348
Reserves disbursed	(3,971,608)	(3,031,652)
Ending reserve	$1,297,878	$1,074,889

8. DEBT

Revolving Loan

In May 2021, in connection with the Company’s acquisition of its wholly-owned financing subsidiary, CAL, the Company was assigned a secured revolving credit facility (the “Revolving Loan”). As of December 31, 2022, the Revolving Loan had an interest rate equal to the greater of (1) the Prime Rate plus the applicable margin and (2) 3.25%. The applicable margin is derived from a floating rate grid based upon the ratio of debt to equity of CAL and increases from 0% at a ratio of 0.25 to 1 to 1.25% at a ratio of 1.5 to 1. The Revolving Loan had an aggregate commitment of $92.5 million, and a maturity date of the earlier of (i) December 16, 2023 and (ii) the date on which the Revolving Loan is terminated pursuant to the terms of the Revolving Loan agreement.

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

On June 30, 2023, CAL entered into a Fourth Amended and Restated Loan and Security Agreement (the “Fourth Amendment and Restatement”). The Fourth Amendment and Restatement increased the loan commitment from $92.5 million to $100.0 million. No other material terms of the Revolving Loan were modified as a result of the execution of the Fourth Amendment and Restatement. The Company incurred debt issuance costs of $0.1 million related to the Fourth Amendment and Restatement, which were capitalized and are subsequently being amortized through maturity.

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

As of December 31, 2024, the Revolving Loan has aggregate commitments of $110.0 million, which may be increased to $150.0 million pursuant to its accordion feature, and has a maturity date of June 30, 2026.. The Revolving Loan bears interest, payable in cash in arrears, at a per annum rate equal to the greater of (1) the Prime Rate plus the applicable margin and (2) 3.25%. The applicable margin is derived from a floating rate grid based upon the ratio of debt to equity of CAL and increases from 0% at a ratio of 0.25 to 1 to 1.25% at a ratio of 1.5 to 1. The interest rate in effect as of December 31, 2024 is 7.50%.

The Revolving Loan provides for certain affirmative covenants, including requiring us to deliver financial information and any notices of default, and conducting business in the normal course. Additionally, the Company must comply with certain financial covenants including: (1) maximum capital expenditures of $150,000, (2) maintaining a debt service coverage ratio greater than 1.35 to 1, and (3) maintaining a leverage ratio less than 1.50 to 1. As of December 31, 2024, the Company is in compliance with all financial covenants with respect to the Revolving Loan.

As of December 31, 2024 and 2023, unamortized debt issuance costs related to the Revolving Loan, including all amendments and amendments and restatements thereto, as applicable, of $305,075 and $366,592, respectively, are recorded in other receivables and assets, net on the consolidated balance sheets.

As of December 31, 2024, the Company had $55.0 million available under the Revolving Loan. Additionally, as of December 31, 2024, $131.0 million of principal of loans held for investment are pledged as collateral in the borrowing base of the Revolving Loan.

Notes Payable

On October 18, 2024 (the "Closing Date"), the Company entered into a Loan Agreement by and among the Company and the various financial institutions party thereto, for an aggregate commitment of $50.0 million in senior unsecured notes (the "Unsecured Notes"). The Unsecured Notes have a contractual four year term maturing on October 18, 2028 and bear a fixed interest rate of 9.00% per annum. The Company may prepay the Unsecured Notes at any time without penalty following the second anniversary of the Closing Date. A prepayment penalty of 3.00% and 2.00% would be due and payable in the event of prepayment prior to the first and second anniversary of the Closing Date, respectively.

The $50.0 million aggregate commitment was advanced on the closing date and proceeds were used to temporarily repay outstanding obligations on the Revolving Loan and for other working capital purposes. The Company incurred debt issuance costs of approximately $0.9 million related to the Unsecured Notes, which were capitalized and offset against the outstanding face value of the Unsecured Notes within the line item Notes Payable, net on the consolidated balance sheets.

The Unsecured Notes provide for certain affirmative covenants, including requiring us to deliver certain financial information and any notices of default, and conducting business in the normal course. Additionally, the Company must comply with certain financial and non-financial covenants including but not limited to: (1) minimum stockholders' equity of $200.0 million, (2) maximum aggregate indebtedness of $225.0 million, subject to increase from time to time based upon ratable increases in stockholders' equity, and (3) maintenance of an investment-grade credit rating. As of December 31, 2024, the Company is in compliance with all financial covenants with respect to the Unsecured Notes.

The following table presents the mandatory scheduled principal payments on the Unsecured Notes:

Year	Notes Payable
2025	$-
2026	-
2027	-
2028	50,000,000
Total principal	$50,000,000
Deferred debt issuance costs included in notes payable	(903,750)
Total Notes payable, net	$49,096,250

Interest Expense

The following table reflects a summary of interest expense incurred during the years ended December 31, 2024 and 2023.

	Year ended December 31, 2024
	Notes Payable	Revolving Loan	Total Borrowings
Interest expense	$909,836	$5,892,908	$6,802,744
Unused fee expense	-	93,465	93,465
Amortization of debt issuance costs	48,165	208,833	256,998
Total interest expense	$958,001	$6,195,206	$7,153,207

	Year ended December 31, 2023
	Notes Payable	Revolving Loan	Total Borrowings
Interest expense	$-	$5,113,524	$5,113,524
Unused fee expense	-	88,478	88,478
Amortization of debt issuance costs	-	550,906	550,906
Total interest expense	$-	$5,752,908	$5,752,908

9. RELATED PARTY TRANSACTIONS

Management Agreement

Pursuant to the Management Agreement, the Manager manages the loans and day-to-day operations of the Company, subject at all times to the further terms and conditions set forth in the Management Agreement and such further limitations or parameters as may be imposed from time to time by the Company’s Board.

The initial term of our Management Agreement was three years. After the initial term, our Management Agreement shall automatically renew every year for an additional one-year period, unless we or our Manager elect not to renew. Our Management Agreement may be terminated by us or our Manager under certain specified circumstances. On April 30, 2024, the Management Agreement was automatically renewed through April 30, 2025.

The Manager is entitled to receive base management fees (the “Base Management Fee”) that are calculated and payable quarterly in arrears, in an amount equal to 0.375% of the Company’s Equity, determined as of the last day of each such quarter; reduced by an amount equal to 50% of the pro rata amount of origination fees earned and paid to the Manager during the applicable quarter for loans that were originated on the Company’s behalf by the Manager or affiliates of the Manager (“Outside Fees”). For the years ended December 31, 2024 and 2023, the Base Management Fee payable was reduced by Outside Fees in the amount of $299,046 and $153,750, respectively.

In addition to the Base Management Fee, the Manager is entitled to receive incentive compensation (the “Incentive Compensation” or “Incentive Fees”) under the Management Agreement. The Company will pay Incentive Fees to the Manager based upon the Company’s achievement of targeted levels of Core Earnings, as defined in the Management Agreement. Incentive compensation for the years ended December 31, 2024 and 2023 was $3.9 million and $4.7 million, respectively.

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

The following table summarizes the related party fees and expenses incurred by the Company to the Manager, which are included in general administrative expense on the consolidated statements of operations for the years ended December 31, 2024 and 2023

	For the year ended December 31,
	2024	2023
Affiliate Payments
Management fees earned	$4,437,447	$4,200,148
Less: Outside Fees earned	(299,046)	(153,750)
Base management fees, net	4,138,401	4,046,398
Incentive fees	3,923,495	4,736,436
Total management and incentive fees earned	8,061,896	8,782,834
General and administrative expenses reimbursable to Manager	4,821,373	4,799,210
Total	$12,883,269	$13,582,044

General administrative expenses reimbursable to the Manager are included in the related party payable line item of the consolidated balance sheets as of December 31, 2024 and 2023. The following table presents amounts payable to the Manager as of December 31, 2024 and 2023:

	For the year ended December 31,
	2024	2023
Management fees payable	$925,671	$1,039,365
Incentive fees payable	1,937,487	2,204,410
Management and incentive fees payable	2,863,158	3,243,775
General and administrative expenses reimbursable to Manager	2,043,403	2,051,531
Total	$4,906,561	$5,295,306

Co-Investment in Loans

From time to time, the Company may co-invest with other investment vehicles managed by its affiliates, in accordance with the Manager’s co-investment allocation policies. The Company is not obligated to provide, nor has it provided, any financial support to the other managed investment vehicles. As such, the Company’s risk is limited to the carrying value of its investment in any such loan. As of and for the years ended December 31, 2024 and 2023, 19 and 20 of the Company’s loans were co-invested by affiliates of the Company, respectively.

Certain syndicated co-investments originated by affiliates of the Manager may include other consideration, generally in the form of warrants or other equity interests. Prior to, or concurrent with, the origination of the investment, the Company may elect to assign the right (the “Assigned Right”) to the equity consideration to an affiliate, in exchange for an additional upfront fee in an amount equal to the fair value of the equity consideration on a pro-rata basis. During the years ended December 31, 2024 and 2023, the Company sold Assigned Rights amounting to $0.6 million and $0.2 million, respectively.

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

In September 2024, the Company entered into a conditional assignment agreement with an affiliate under common control to sell $6.0 million of principal of Loan #11. Upon the change in management's intent to hold this portion of Loan #11 to maturity or payoff, the loan was transferred from loans held for investment to loans held for sale on the consolidated balance sheets, and was recorded at fair value of $6.0 million (Note 4). Because the amortized cost of the loan equaled the fair value as of September 30, 2024, no valuation allowance has been recorded against the loan held for sale. On October 1, 2024, upon satisfaction of the conditions precedent to the assignment, the Company completed the sale at a price of approximately $6.0 million or 100% of par. The selling price was approved by the audit committee of the Board, and equaled the carrying value as of the sale date. The remaining balance of Loan #11 was repaid in full on the contractual maturity date on October 4, 2024.

On October 30, 2024, the Company entered into an Omnibus Assignment and Assumption Agreement with an affiliate under common control whereby the Company sold $6.0 million of the principal balance of Loan #1, in exchange for aggregate consideration of $6.0 million comprised of approximately $4.5 million and $1.5 million of principal of existing Loans #7 and #20, respectively. The fair value approximated the carrying value of the loan plus accrued unpaid interest through the sale date, and was approved by the audit committee of the Board.

On December 31, 2024, the Company's approximately $6.5 million of outstanding principal in Loan #26 was refinanced by an affiliate under common control. The Company received net proceeds of approximately $6.5 million, which included the full repayment of principal, accrued unpaid interest and prepayment fees net of interest reserves transferred on the sale date. The Company recognized approximately $0.1 million of prepayment fee income in connection with this transaction. The fair value price amounting to the proceeds received was approved by the audit committee of the Board.

Loans held for investment - related party

Loan #9

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

The Agent subsequently pursued a UCC Article 9 sale of the membership interests of the borrower’s subsidiaries which were pledged as collateral. On August 10, 2023, the Agent was the highest bidder in a public auction of the membership interests and took ownership of the membership interests. The Agent intends to sell the assets in satisfaction of the loan for the benefit of the lenders.

In December 2024, the Agent was granted a summary judgment against the borrower credit parties and related individuals. The judgment received in favor of the Agent was incremental to the equity acquired in the UCC Article 9 sale. The enforcement of such judgment and UCC sale was conditional upon the recognition and affiliation of members of the Agent by the Pennsylvania Department of Health (“PA DOH”), which was uncertain as of December 31, 2024.

In January 2025, the Court of Common Pleas in Snyder County, Pennsylvania granted an order in favor of the Agent, whereby members of the Agent would be duly recognized as owner-operators of the subject assets. The order was conditional upon the satisfactory completion of change of ownership and other cannabis owner-operator affiliation forms, as required by the PA DOH. In February 2025, upon approval by the PA DOH, members of the Agent were affiliated and assumed full control of the facilities and operations of the business.

As described in Note 3, Loan #9 remains on non-accrual status and the Company will continue to cease further recognition of income until such events of default are cured or obligations are repaid. As of December 31, 2024, Loan #9 is held on the consolidated balance sheets as a loan held for investment - related party with a carrying value of approximately $16.4 million.

Loan #3 and Loan #33

The borrowers of Loan #3 and Loan #33 are affiliates of Vireo Growth, Inc. ("Vireo"). In December 2024, John Mazarakis, who serves as our Executive Chairman of the Board, was appointed to serve as Chief Executive Officer and Co-Executive Chairman of the Board of Vireo. Certain affiliated investment funds that are managed by entities under common control with our Manager, and for which Mr. Mazarakis can exercise significant influence, also hold material equity interests in Vireo, causing the Company to classify transactions with Vireo to be related party transactions. The aggregate principal balance of these loans is included on the consolidated balance sheets as loans held for investment - related party (Note 3).

Loans, at fair value - related party

During the quarter ended December 31, 2024, the Company originated a loan to a subsidiary of Vireo, collateralized by real estate assets in Minnesota. The loan has a principal balance of $5.5 million and a carrying value of approximately $5.3 million as of December 31, 2024. The Company elected to record the investment at fair value under the fair value option as described in Note 5. The Company recognized $1.5 million in underwriting and structuring fees from Vireo upon the origination of this loan.

10. COMMITMENTS AND CONTINGENCIES

Off-Balance Sheet Arrangements

Off-balance sheet commitments consist of unfunded commitments on delayed draw term loans. The Company does not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured investment vehicles, special purpose entities or variable interest entities, established to facilitate off-balance sheet arrangements or other contractually narrow or limited purposes. Further, the Company has not guaranteed any obligations of unconsolidated entities or entered into any commitment to provide additional funding to any such entities. As of December 31, 2024 and 2023, the Company had the following unfunded commitments on existing loans.

	As of December 31, 2024	As of December 31, 2023
Total original loan commitments	$461,754,879	$378,849,998
Less: drawn commitments	$(440,819,879)	$(371,349,998)
Total undrawn commitments	$20,935,000	$7,500,000

Refer to “Note 3 – Loans Held for Investment, Net” for further information regarding the CECL Reserve attributed to unfunded commitments. Total original loan commitments include the impact of principal payments received since origination of the loan and future amounts to be advanced at sole discretion of the lender. Loan commitments include loans held for investment and loans held at fair value as of December 31, 2024.

The following table summarizes our material commitments by year as of December 31, 2024:

	Total	2025	2026	2027	2028	2029	Thereafter
Undrawn commitments	$20,935,000	$20,935,000	$-	$-	$-	$-	$-
Total	$20,935,000	$20,935,000	$-	$-	$-	$-	$-

Other Contingencies

The Company from time to time may be a party to litigation in the normal course of business. As of December 31, 2024, the Company is not aware of any legal claims that could materially impact its business, financial condition or results of operations.

11. STOCKHOLDERS’ EQUITY

Registered Direct Offering

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

During the years ended December 31, 2024 and 2023, the Company sold an aggregate of 2,489,290 and 79,862 shares of the Company’s common stock under the Sales Agreement, respectively, which generated proceeds, net of commissions and offering expenses, of approximately $38.4 million and $1.2 million, during the comparable periods. The weighted average price for sales of our common stock in connection with the ATM program was $15.90 and $15.78 for the year ended December 31, 2024 and 2023, respectively.

As of December 31, 2024, the shares of common stock sold pursuant to the registered direct offering in February 2023 and under the ATM Program are the only offerings that have been initiated under the Shelf Registration Statement.

Equity Incentive Plan

Concurrent with our IPO, the Company established an equity incentive compensation plan (the “2021 Plan”) which is administered by the Compensation Committee of the Board. The 2021 Plan authorizes stock options, stock appreciation rights, restricted stock, stock bonuses, stock units, and other forms of awards granted or denominated in the Company’s common stock. The 2021 Plan retains flexibility to offer competitive incentives and to tailor benefits to specific needs and circumstances. Any award may be structured to be paid or settled in cash. The Company has, and currently intends to continue to grant restricted stock awards to participants in the 2021 Plan, but it may also grant any other type of award available under the 2021 Plan in the future. Persons eligible to receive awards under the 2021 Plan include the Company’s officers and employees of the Manager and its affiliates or officers and employees of the Company’s subsidiaries, if any, the members of the Board, and certain consultants and other service providers.

As of December 31, 2024 and 2023, the maximum number of shares of the Company’s common stock that may be delivered pursuant to awards under the 2021 Plan (the “Share Limit”) equals 8.50% of the issued and outstanding shares of the Company’s common stock on a fully-diluted basis following the completion of the IPO. Shares that are subject to or underlie awards that expire or for any reason are cancelled or terminated, are forfeited, fail to vest, or for any other reason are not paid or delivered under the 2021 Plan will not be counted against the Share Limit and will again be available for subsequent awards under the 2021 Plan.

During the year ended December 31, 2023, restricted stock award grants of 323,452 shares of common stock were granted under to employees of the Manager under the 2021 Plan. Pursuant to each respective award agreement, the restricted stock awards (“RSA’s”) vest annually in equal installments over a three-year period beginning on the first anniversary of the date of the grant. Upon vesting, the vested RSA's are exchanged for an equal number of shares of the Company’s common stock.

During the year ended December 31, 2024, RSA grants of 187,335 shares of common stock were granted to employees of our Manager and independent members of the Board. Pursuant to the respective award agreements, 163,280 RSA's granted to employees of the Manager vest annually in equal installments over a three-year period beginning on the first anniversary of the date of the grant. The remaining 24,055 RSA's granted to independent members of the Board vest annually over a one year period. Upon vesting, the vested restricted stock awards are exchanged for an equal number of shares of the Company’s common stock.

Forfeitures are recognized as they occur. There were 0 and 2,190 shares forfeited during the years ended December 31, 2024 and 2023, respectively. As individual awards and options become fully vested, stock-based compensation expense is adjusted to recognize actual forfeitures.

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

Based on the closing market price of our common stock on December 31, 2024 and 2023, the aggregate intrinsic value of our restricted stock awards was as follows:

	As of December 31, 2024		As of December 31, 2023
	Outstanding	Vested	Outstanding	Vested
Aggregate intrinsic value	$6,342,292	$3,182,441	$5,525,370	$937,068

The following table summarizes the restricted stock activity for the Company’s directors and officers and employees of the Manager during the years ended December 31, 2024 and 2023, and the balance of unvested restricted stock as of such dates.

	Unvested Restricted Stock	Weighted Average Grant Date Fair Value per Share
Balance at January 1, 2023	80,984	$15.71
Granted	323,452	14.75
Vested	(35,599)	15.78
Forfeited	(2,190)	16.00
Balance at December 31, 2023	366,647	$14.86
Granted	187,335	15.59
Vested	(142,679)	15.00
Forfeited	-	-
Balance at December 31, 2024	411,303	$15.14

Restricted stock compensation expense is based on the Company’s stock price at the date of the grant and is amortized over the vesting period. The share-based compensation expense for the Company was $3.1 million and $1.5 million for the years ended December 31, 2024 and 2023, respectively. The unamortized share-based compensation expense for the Company was approximately $4.4 million as of December 31, 2024, which the Company expects to recognize over the remaining weighted-average term of 1.8 years.

12. EARNINGS PER SHARE

The following information sets forth the computations of basic earnings per common share for the years ended December 31, 2024 and 2023:

	For the year ended December 31,
	2024	2023
Net income attributable to common stockholders	$37,045,403	$38,710,248
Divided by:
Basic weighted average shares of common stock outstanding	19,279,501	18,085,088
Diluted weighted average shares of common stock outstanding	19,713,916	18,343,725
Basic earnings per common share	$1.92	$2.14
Diluted earnings per common share	$1.88	$2.11

There were no anti-dilutive shares excluded from the computations of earnings per common share.

13. INCOME TAX

To qualify as a REIT, we must meet a number of organizational and operational requirements, including a requirement that we distribute annually to our stockholders at least 90% of our REIT taxable income prior to the deduction for dividends paid. To the extent that we distribute less than 100% of our REIT taxable income in any tax year (taking into account any distributions made in a subsequent tax year under Sections 857(b)(9) or 858 of the Code), we will pay tax at regular corporate rates on that undistributed portion. Furthermore, if we distribute less than the sum of 1) 85% of our ordinary income for the calendar year, 2) 95% of our capital gain net income for the calendar year, and 3) any undistributed shortfall from our prior calendar year (the “Required Distribution”) to our stockholders during any calendar year (including any distributions declared by the last day of the calendar year but paid in the subsequent year), then we are required to pay a non-deductible excise tax equal to 4% of any shortfall between the Required Distribution and the amount that was actually distributed. The 90% distribution requirement does not require the distribution of net capital gains. However, if we elect to retain any of our net capital gain for any tax year, we must notify our stockholders and pay tax at regular corporate rates on the retained net capital gain. Our stockholders must include their proportionate share of the retained net capital gain in their taxable income for the tax year, and they are deemed to have paid the REIT’s tax on their proportionate share of the retained capital gain. Furthermore, such retained capital gain may be subject to the nondeductible 4% excise tax. If it is determined that our estimated current year taxable income will be in excess of estimated dividend distributions (including capital gain dividend) for the current year from such income, we will accrue excise tax on estimated excess taxable income as such taxable income is earned. The annual expense is calculated in accordance with applicable tax regulations. Excise tax expense, if any, is included in the line item, income tax expense. For the years ended December 31, 2024 and 2023, we did not incur excise tax expense. The income tax provision for the Company was $0 for the years ended December 31, 2024 and 2023.

As of December 31, 2024 and 2023, the Company does not have any unrecognized tax benefits.

14. FAIR VALUE MEASUREMENTS

Recurring Fair Value Measurements

The following table summarizes the Company’s financial assets and liabilities measured at fair value as of December 31, 2024 and 2023:

	As of December 31, 2024
	Level 1	Level 2	Level 3	Total
Financial assets:
Loans, at fair value - related party	$-	$-	$5,335,000	$5,335,000

	As of December 31, 2023
	Level 1	Level 2	Level 3	Total
Financial assets:
Debt securities, at fair value	$-	$842,269	$-	$842,269

The following table presents changes in loans at fair value that use Level 3 inputs for the year ended December 31, 2024:

Year ended December 31, 2024
Total loans using Level 3 inputs at December 31, 2023	$-
New fundings	5,500,000
Change in unrealized losses on loans at fair value, net	(165,000)
Total loans using Level 3 inputs at December 31, 2024	$5,335,000

Financial Assets and Liabilities Not Measured at Fair Value

As of December 31, 2024 and 2023, the carrying values and fair values of the Company’s financial assets and liabilities recorded at amortized cost are as follows:

		As of December 31,		As of December 31,
		2024		2023
	Level in Fair Value Hierarchy	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Loans held for investment	3	$402,477,046	$399,771,293	$353,640,610	$351,952,876
Cash and cash equivalents	1	26,400,448	26,400,448	7,898,040	7,898,040
Interest receivable	2	1,453,823	1,453,823	1,004,140	1,004,140
Other receivables and assets, net	2	459,187	459,187	705,960	705,960
Related party receivables	2	3,370,339	3,370,339	107,225	107,225

Financial liabilities:
Revolving loan	2	$55,000,000	$54,694,925	$66,000,000	$65,633,408
Notes payable, net	2	49,096,250	49,306,996	-	-
Accounts payable and other liabilities	2	2,285,035	2,285,035	1,135,355	1,135,355
Interest reserve	2	1,297,878	1,297,878	1,074,889	1,074,889
Management and incentive fees payable	2	2,863,158	2,863,158	3,243,775	3,243,775
Related party payables	2	2,043,403	2,043,403	2,051,531	2,051,531
Dividend payable	2	13,605,153	13,605,153	13,866,656	13,866,656

Our loans are generally held for investment and are substantially secured by real estate, equipment, licenses and other assets of the borrowers to the extent permitted by the applicable laws and the regulations governing such borrowers. The aggregate fair value of the Company’s loans held for investment was $399,771,293 and $351,952,876, with gross unrecognized holding losses of $2.7 million and

$1.7 million as of December 31, 2024 and 2023, respectively. The fair values, which are classified as Level 3 in the fair value hierarchy, are estimated using discounted cash flow models based on current market inputs for similar types of arrangements. The primary sensitivity in these models is based on the selection of appropriate discount rates. Fluctuations in these assumptions could result in different estimates of fair value.

15. SEGMENT REPORTING

The Company uses the management approach to determine reportable operating segments. The Company operates through a single operating and reporting segment with an investment objective to generate both current income and capital appreciation through its investments in loans. The management approach considers the internal organization and reporting used by the Company’s Co-Chief Executive Officers, the Chief Financial Officer, and the President which comprise the chief operating decision maker (“CODM”) for making decisions, allocating resources and assessing performance. The CODM assesses the performance and makes operating decisions of the Company on a consolidated basis primarily based on the Company’s net income. In addition to other factors and metrics, the CODM utilizes net income as a key determinant of the amount of dividends to be distributed to the Company's stockholders.

As the Company’s operations comprise of a single reporting segment, the segment assets are reflected on the accompanying consolidated balance sheet as “total assets” and the significant segment expenses are listed on the accompanying consolidated statement of operations.

16. DIVIDENDS AND DISTRIBUTIONS

The following table summarizes the Company’s dividends declared during the years ended December 31, 2024 and 2023:

	Record Date	Payment Date	Common Share Distribution Amount	Taxable Ordinary Income	Return of Capital	Section 199A Dividends
Regular cash dividend	3/28/2024	4/15/2024	$0.47	$0.47	$-	$0.47
Regular cash dividend	6/28/2024	7/15/2024	$0.47	$0.47	$-	$0.47
Regular cash dividend	9/30/2024	10/15/2024	$0.47	$0.47	$-	$0.47
Regular cash dividend	12/31/2024	1/13/2025	$0.47	$0.47	$-	$0.47
Special cash dividend	12/31/2024	1/13/2025	$0.18	$0.18	$-	$0.18
Total cash dividend			$2.06	$2.06	-	$2.06

	Record Date	Payment Date	Common Share Distribution Amount	Taxable Ordinary Income	Return of Capital	Section 199A Dividends
Regular cash dividend	3/31/2023	4/14/2023	$0.47	$0.47	$-	$0.47
Regular cash dividend	6/30/2023	7/14/2023	$0.47	$0.47	$-	$0.47
Regular cash dividend	9/29/2023	10/13/2023	$0.47	$0.47	$-	$0.47
Regular cash dividend	12/29/2023	1/12/2024	$0.47	$0.47	$-	$0.47
Special cash dividend	12/29/2023	1/12/2024	$0.29	$0.29	$-	$0.29
Total cash dividend			$2.17	$2.17	$-	$2.17

17. SUBSEQUENT EVENTS

Management evaluated subsequent events through the date on which the financial statements were issued. Other than the item listed below, there have been no subsequent events that occurred during such period that have required adjustment or disclosure in the financial statements.

Payment of Dividend

On January 13, 2025, the Company paid its regular quarterly dividend of $0.47 per common share relating to the fourth quarter of 2024 to stockholders of record as of the close of business on December 31, 2024. The total amount of the cash dividend payment was approximately $9.8 million. Also on January 13, 2025, the Company paid its special cash dividend of $0.18 per common share relating to the year ended December 31, 2024 to stockholders of record as of the close of business on December 31, 2024. The total amount of the special cash dividend payment was approximately $3.8 million.

ATM Program

During the period from January 1, 2025 through March 12, 2025, the Company issued 64,557 shares of common stock under the ATM Program, at a weighted average selling price of $16.01, generating net proceeds of approximately $1.0 million.

Revolving Loan

During the period January 1, 2025 through March 12, 2025, the Company had net borrowings/(repayments) on the Revolving Loan of $(16.5) million. As of March 12, 2025, the Company has an outstanding balance of $38.5 million and remaining availability of $71.5 million on the Revolving Loan.

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

In connection with the preparation of this annual report on Form 10-K, our management, including the Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2024. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2024 to ensure that (a) information required to be disclosed in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the forms and rules of the SEC and (b) such information is accumulated and communicated to management, including the Principal Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosures.

Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act). Our management, including our Principal Executive Officer and Principal Financial Officer, evaluated, as of December 31, 2024, the effectiveness of our internal control over financial reporting using the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our internal controls, as of December 31, 2024, were effective.

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

On December 11, 2024, Mr. Donald Gulbrandsen, notified the Board of his resignation effective as of January 1, 2025, from his position as a member of the Board, and all committees of the Board that he served on. Mr. Gulbrandsen's resignation was not a result of any disagreement with the Company or any matter relating to the Company's operations, policies, or practice.

On December 27, 2024, Dr. Andreas Bodmeier, notified the Board of his resignation effective as of January 1, 2025, from his position as a non-independent member of the Board. Dr. Bodmeier''s resignation was solely for the purpose of ensuring that the Board remain majority independent as required by NASDAQ Listing Rule 5605(b) following the resignation of Mr. Gulbrandsen. Dr. Bodmeier remains an officer of the Company in his capacity as President and Chief Investment Officer.

None of the Company’s officers or directors have adopted, modified or terminated trading plans under either a Rule 10b5-1 or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933) for the three months ended December 31, 2024.

Insider Trading Policy

The Company has adopted an insider trading policy governing the purchase, sale or other dispositions of our securities applicable to its directors, officers and employees, which is included as an exhibit to this annual report on Form 10-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable.

PART III

We will file a definitive Proxy Statement for our 2025 Annual Meeting of Stockholders (the “2025 Proxy Statement”) with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of the 2025 Proxy Statement that specifically address the items set forth herein are incorporated by reference.

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

10.4	Amendment to the Management Agreement (Incorporated by reference to the Registrant’s Registration Statement on Form S-11 (File No. 333-260505), filed on October 26, 2021).
10.5

Fifth Amended and Restated Loan and Security Agreement, dated as of February 28, 2024, among Chicago Atlantic Lincoln, LLC, Chicago Atlantic Real Estate Finance, Inc., the other Persons from time to time party thereto, as borrowers; and the financial institutions party thereto, as Lenders (Incorporated by reference to Annual Report on Form 10-K, filed on March 12, 2024)**

10.6

Loan Agreement, dated as of October 18, 2024, among Chicago Atlantic Real Estate Finance, Inc., and the financial institutions party thereto, as Lenders (Incorporated by reference to Current Report on Form 8-K, filed on October 23, 2024).

19.1	Statement of Policy on Insider Trading*
21.1	List of Subsidiaries of the Registrant (Incorporated by reference to the Registrant’s Registration Statement on Form S-11 (File No. 333-260505), filed on October 26, 2021).
23.1	Consent of BDO USA, P.C, Independent Registered Public Accounting Firm.*
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*
32.1	Certification of Principal Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.*
32.2	Certification of Principal Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.*
97	Chicago Atlantic Real Estate Finance, Inc. Dodd-Frank Clawback Policy. (Incorporated by reference to Annual Report on Form 10-K, filed on March 12, 2024).
101.INS	Inline XBRL Instance Document–the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document.*
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* Filed herewith

** In accordance with Item 601(b)(10) of Regulation S-K, certain provisions or terms of the Agreement have been redacted. The Company will provide an unredacted copy of the exhibit on a supplemental basis to the SEC or its staff upon request.

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 12, 2025.

CHICAGO ATLANTIC REAL ESTATE FINANCE, INC.

By:	/s/ Peter Sack
Peter Sack
Co-Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Peter Sack	/s/ Phillip Silverman
Peter Sack	Phillip Silverman
Co-Chief Executive Officer and Director (Principal Executive Officer)	Chief Financial Officer (Principal Financial and Accounting Officer)
March 12, 2025	March 12, 2025

/s/ John Mazarakis	/s/ Dr. Jason Papastavrou
John Mazarakis	Dr. Jason Papastavrou
Director	Independent Director
March 12, 2025	March 12, 2025

/s/ Anthony Cappell	/s/ Brandon Konigsberg
Anthony Cappell	Brandon Konigsberg
Co-Chief Executive Officer and Director	Independent Director
March 12, 2025	March 12, 2025

/s/ Frederick C. Herbst	/s/ Michael L. Steiner
Frederick C. Herbst	Michael L. Steiner
Independent Director	Independent Director
March 12, 2025	March 12, 2025