Form 10-Q
period 2025-03-31
Chicago Atlantic Real Estate Finance, Inc.
filed 2025-05-07
CIK 1867949

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 2, 2025
Common stock, $0.01 par value	20,967,457

CHICAGO ATLANTIC REAL ESTATE FINANCE, INC.

TABLE OF CONTENTS

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CHICAGO ATLANTIC REAL ESTATE FINANCE, INC.

CONSOLIDATED BALANCE SHEETS

	March 31, 2025	December 31, 2024
	(unaudited)
Assets
Loans held for investment	$360,987,934	$364,238,847
Loans held for investment - related party (Note 8)	38,467,545	38,238,199
Loans held for investment, at carrying value	399,455,479	402,477,046
Current expected credit loss reserve	(3,274,058)	(4,346,869)
Loans held for investment at carrying value, net	396,181,421	398,130,177
Loans, at fair value - related party (amortized cost of $5,500,000 and $5,500,000, respectively)	5,335,000	5,335,000
Cash and cash equivalents	9,879,177	26,400,448
Other receivables and assets, net	525,277	459,187
Interest receivable	1,515,898	1,453,823
Related party receivables	1,228,559	3,370,339
Total Assets	$414,665,332	$435,148,974

Liabilities
Revolving loan	$38,000,000	55,000,000
Notes payable, net	49,155,713	49,096,250
Dividend payable	9,820,079	13,605,153
Related party payables	1,586,509	2,043,403
Management and incentive fees payable	1,735,533	2,863,158
Accounts payable and other liabilities	2,539,925	2,285,035
Interest reserve	547,526	1,297,878
Payable for investment purchased	500,000	-
Total Liabilities	103,885,285	126,190,877
Commitments and contingencies (Note 9)

Stockholders' equity
Common stock, par value $0.01 per share, 100,000,000 shares authorized and 20,893,785 and 20,829,228 shares issued and outstanding, respectively	208,938	208,292
Additional paid-in-capital	320,486,840	318,886,768
Accumulated deficit	(9,915,731)	(10,136,963)
Total stockholders' equity	310,780,047	308,958,097

Total liabilities and stockholders' equity	$414,665,332	$435,148,974

The accompanying notes are an integral part of these consolidated financial statements.

CHICAGO ATLANTIC REAL ESTATE FINANCE, INC.

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	For the three months ended March 31,
	2025	2024
Revenues
Interest income	$15,107,315	$15,343,667
Interest expense	(2,065,382)	(2,104,050)
Net interest income	13,041,933	13,239,617

Expenses
Management and incentive fees, net	1,735,533	1,754,741
General and administrative expense	1,196,106	1,390,267
Professional fees	492,946	449,858
Stock based compensation	649,312	531,293
(Benefit) provision for current expected credit losses	(1,073,276)	380,279
Total expenses	3,000,621	4,506,438
Change in unrealized gain on investments	-	(75,604)
Realized gain on debt securities, at fair value	-	72,428
Net Income before income taxes	10,041,312	8,730,003
Income tax expense	-	-
Net Income	$10,041,312	$8,730,003

Earnings per common share:
Basic earnings per common share	$0.48	$0.48
Diluted earnings per common share	$0.47	$0.47

Weighted average number of common shares outstanding:
Basic weighted average shares of common stock outstanding	20,858,466	18,273,919
Diluted weighted average shares of common stock outstanding	21,264,891	18,640,492

The accompanying notes are an integral part of these consolidated financial statements.

CHICAGO ATLANTIC REAL ESTATE FINANCE, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2025

	Common Stock		Additional Paid-In-	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Equity

Balance at December 31, 2024	20,829,228	208,292	318,886,768	(10,136,963)	308,958,097
Issuance of common stock, net of offering costs	64,557	646	950,760	(1)	951,405
Stock-based compensation	-	-	649,312	-	649,312
Dividends declared on common shares ($.47 per share)	-	-	-	(9,820,079)	(9,820,079)
Net income	-	-	-	10,041,312	10,041,312
Balance at March 31, 2025	20,893,785	$208,938	$320,486,840	$(9,915,731)	$310,780,047

THREE MONTHS ENDED MARCH 31, 2024

	Common Stock		Additional Paid-In-	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Equity

Balance at December 31, 2023	18,197,192	$181,972	$277,483,092	$(5,811,673)	271,853,391
Issuance of common stock, net of offering costs	896,443	8,964	13,844,203	167	13,853,334
Stock-based compensation	6,647	67	531,226	-	531,293
Dividends declared on common shares ($.47 per share)	-	-	-	(9,007,244)	(9,007,244)
Net income	-	-	-	8,730,003	8,730,003
Balance at March 31, 2024	19,100,282	$191,003	$291,858,521	$(6,088,747)	$285,960,777

The accompanying notes are an integral part of these consolidated financial statements.

CHICAGO ATLANTIC REAL ESTATE FINANCE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the three months ended March 31,
	2025	2024
Operating activities
Net income	$10,041,312	$8,730,003

Adjustments to reconcile net income to net cash provided by operating activities:
Accretion of deferred loan origination fees and other discounts	(369,971)	(477,756)
Paid-in-kind interest	(1,595,058)	(3,008,593)
(Benefit) provision for current expected credit losses	(1,073,276)	380,279
Change in unrealized gain on investments	-	75,604
Realized gain on debt securities, at fair value	-	(72,428)
Amortization of debt issuance costs	110,309	90,915
Stock based compensation	649,312	531,293

Changes in operating assets and liabilities:
Interest receivable	(62,075)	77,288
Other receivables and assets, net	(116,936)	(97,151)
Interest reserve	(771,066)	1,444,982
Related party payables	(456,894)	(296,790)
Related party receivables	2,141,780	(85,129)
Proceeds from the redemption of debt securities, at fair value	-	839,094
Management and incentive fees payable	(1,127,625)	(1,424,347)
Accounts payable and accrued expenses	255,356	210,608
Net cash provided by operating activities	7,625,168	6,917,872

Cash flows from investing activities
Issuance of and fundings of loans held for investment	(3,663,318)	(22,380,807)
Principal repayment of loans held for investment	9,170,628	3,663,452
Net cash provided by/(used in) investing activities	5,507,310	(18,717,355)

Cash flows from financing activities
Proceeds from sale of common stock	1,033,474	9,811,862
Proceeds from borrowings on revolving loan	16,000,000	28,000,000
Repayment of borrowings on revolving loan	(33,000,000)	(12,750,000)
Dividends paid to common shareholders	(13,605,154)	(13,866,656)
Payment of debt issuance costs	-	(49,738)
Payment of offering costs	(82,069)	(339,912)
Net cash (used in)/provided by financing activities	(29,653,749)	10,805,556

Net decrease in cash and cash equivalents	(16,521,271)	(993,927)
Cash and cash equivalents, beginning of period	26,400,448	7,898,040
Cash and cash equivalents, end of period	$9,879,177	$6,904,113

Supplemental disclosure of non-cash financing and investing activities
Interest reserve withheld from funding of loans	$20,714	$2,032,688
OID withheld from funding of loans held for investment	181,800	105,081
Dividends declared and not yet paid	9,820,079	9,007,244
Subscription receivable from sale of common stock	-	4,472,690
Payable for investment purchased	500,000	-

Supplemental information:
Interest paid during the period	1,740,547	1,786,333

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

The Company is externally managed by Chicago Atlantic REIT Manager, LLC (the “Manager”), a Delaware limited liability company, pursuant to the terms of the management agreement dated May 1, 2021, and amended in October 2021, by and among the Company and the Manager. After the initial three-year term, the management agreement is automatically renewed for one-year periods unless the Company or the Manager elects not to renew in accordance with the terms of the Management Agreement. The Management Agreement was automatically renewed on both April 30, 2024 and 2025. The Manager conducts substantially all of the Company’s operations and provides asset management services for its real estate investments. For its services, the Manager is entitled to management fees and incentive compensation, both defined in, and in accordance with, the terms of the Management Agreement (Note 8). All of the Company’s investment decisions are made by the investment committee of the Manager, subject to oversight by the Company’s board of directors (the “Board”). The Manager is wholly-owned by Chicago Atlantic Group, LP. (the “Sponsor”).

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements and related notes of the Company have been prepared on the accrual basis of accounting and in conformity with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Our consolidated financial statements present the financial position, results of operations, and cash flows of Chicago Atlantic Real Estate Finance, Inc., and its wholly owned consolidated subsidiary, Chicago Atlantic Lincoln, LLC. All intercompany accounts and transactions have been eliminated in consolidation. Accordingly, these financial statements may not contain all disclosures required by generally accepted accounting principles. Reference should be made to Note 2 of the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K for the period ended December 31, 2024. In the opinion of the Company, all normal recurring adjustments have been made that are necessary to the fair statement of the results of operations and financial position as of and for the periods presented. Operating results for the three-month period ended March 31, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025.

Cash and Cash Equivalents

The Company’s cash held with financial institutions may at times exceed the Federal Deposit Insurance Corporation (“FDIC”) insured limits. The Company and the Manager seek to manage this credit risk relating to cash by monitoring the financial stability of the financial institutions and their ability to continue in business for the foreseeable future.

Cash and cash equivalents include funds on deposit with financial institutions, including demand deposits with financial institutions. Cash and short-term investments with an original maturity of three months or less when acquired are considered cash and cash equivalents for the purpose of the consolidated balance sheets and consolidated statements of cash flows, and represented $9.9 million and $26.4 million of total cash and cash equivalents as of March 31, 2025 and December 31, 2024, respectively.

Use of Estimates in the Preparation of Consolidated Financial Statements

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Actual results could differ from those estimates. Significant estimates include the provision for current expected credit losses.

Investment Payable

Investment transactions are reported on a trade-date basis. Unsettled trades as of the balance sheet date are included in payable for investments purchased on the consolidated balance sheets.

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

Realized and Unrealized Gains and Losses

Realized gains or losses are measured by the difference between the net proceeds from the repayment or sale and the amortized and/or accreted cost basis of the investment using the specific identification method without regard to unrealized gains or losses previously recognized, and include loans charged off during the period, net of recoveries. An unrealized gain arises when the fair value of the loan portfolio exceeds its cost and an unrealized loss arises when the fair value of the loan portfolio is less than its cost. The change in unrealized gains or losses primarily reflect the change in loan values, including the reversal of previously recorded unrealized gains or losses when gains or losses are realized.

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

The Financial Accounting Standards Board (“FASB”) ASC Topic 740, Income Taxes (“ASC 740”), prescribes a recognition threshold and measurement attribute for the consolidated financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company has analyzed its various federal and state filing positions and believes that its income tax filing positions and deductions are documented and supported for the taxable years ended December 31, 2024 and 2023. Based on the Company’s evaluation, there is no reserve for any uncertain income tax positions. Accrued interest and penalties, if any, are included within other liabilities in the consolidated balance sheets and within income tax expense on the consolidated statements of operations.

Recent Accounting Pronouncements

In December 2023, the FASB issued Accounting Standards Update ("ASU"), ASU 2023-09—Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 improves the transparency of income tax disclosures related to rate reconciliation and income taxes. ASU 2023-09 is effective for annual periods beginning after December 15, 2024. The Company concluded that the application of this guidance did not have any material impact on its consolidated financial statements.

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures ("ASC 2024-03"), which requires disaggregated disclosures of certain costs and expenses, including purchases of inventory, employee compensation, depreciation, amortization and depletion, within relevant income statement captions. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim periods with fiscal years beginning after December 15, 2027. Early adoption and retrospective application is permitted. The Company is currently evaluating the impact of this guidance on the Company's future consolidated financial statements.

3. LOANS HELD FOR INVESTMENT, NET

The Company primarily originates senior secured loans that it has the intent and ability to hold until maturity or payoff. Such loans are classified as held for investment and are reported on the consolidated balance sheets at amortized cost. The following tables present summarized information regarding our loans held for investment by interest rate type as of March 31, 2025 and December 31, 2024:

	As of March 31, 2025
	Total Principal	Original Issue Discount	Carrying Value	Percentage of loans held for investment
Fixed-rate loans	$163,307,742	$(591,962)	$162,715,780	40.7%
Floating-rate loans	238,204,074	(1,464,375)	236,739,699	59.3%
Total	$401,511,816	$(2,056,337)	$399,455,479	100.0%

	As of December 31, 2024
	Total Principal	Original Issue Discount	Carrying Value	Percentage of loans held for investment
Fixed-rate loans	$149,771,871	$(545,081)	$149,226,790	37.0%
Floating-rate loans	254,949,683	(1,699,427)	253,250,256	63.0%
Total	$404,721,554	$(2,244,508)	$402,477,046	100.0%

The following tables summarize the Company’s aggregate portfolio of loans held for investment, net of the current expected credit loss reserve as of March 31, 2025 and December 31, 2024:

	As of March 31, 2025
	Outstanding Principal	Original Issue Discount	Carrying Value	Weighted Average Remaining Life (Years) (1)
Senior Term Loans	$401,511,816	$(2,056,337)	$399,455,479	2.1
Current expected credit loss reserve	-	-	(3,274,058)
Total loans held at carrying value, net	$401,511,816	$(2,056,337)	$396,181,421

	As of December 31, 2024
	Outstanding Principal	Original Issue Discount	Carrying Value	Weighted Average Remaining Life (Years) (1)
Senior Term Loans	$404,721,554	$(2,244,508)	$402,477,046	2.2
Current expected credit loss reserve	-	-	(4,346,869)
Total loans held at carrying value, net	$404,721,554	$(2,244,508)	$398,130,177

(1)
Weighted average remaining life is calculated based on the carrying value of the loans as of March 31, 2025 and December 31, 2024, respectively.

The following tables present changes in loans held at carrying value as of and for the three months ended March 31, 2025 and 2024.

	Principal	Original Issue Discount	Current Expected Credit Loss Reserve	Carrying Value
Balance at December 31, 2024	$404,721,554	$(2,244,508)	$(4,346,869)	$398,130,177
New fundings	4,365,832	(181,800)	-	4,184,032
Principal repayment of loans	(9,170,628)	-	-	(9,170,628)
Accretion of original issue discount	-	369,971	-	369,971
PIK Interest	1,595,058	-	-	1,595,058
Decrease in provision for current expected credit losses	-	-	1,072,811	1,072,811
Balance at March 31, 2025	$401,511,816	$(2,056,337)	$(3,274,058)	$396,181,421

	Principal	Original Issue Discount	Current Expected Credit Loss Reserve	Carrying Value
Balance at December 31, 2023	$355,745,305	$(2,104,695)	$(4,972,647)	$348,667,963
New fundings	22,485,888	(105,081)	-	22,380,807
Principal repayment of loans	(3,663,452)	-	-	(3,663,452)
Accretion of original issue discount	-	477,756	-	477,756
PIK Interest	3,008,593	-	-	3,008,593
Increase in provision for current expected credit losses	-	-	(383,371)	(383,371)
Balance at March 31, 2024	$377,576,334	$(1,732,020)	$(5,356,018)	$370,488,296

A more detailed listing of the Company’s loans held at carrying value based on information available as of March 31, 2025, is as follows:

Loan (1)	Location(s)	Initial Funding Date (1)	Maturity Date (2)	Principal Balance	Original Issue Discount	Carrying Value	Percentage of Loans Held for Investment	Future Fundings	Interest Rate (3)	Periodic Payment (4)	YTM IRR (5)
1	Various	10/27/2022	10/30/2026	$19,255,716	$(271,789)	$18,983,927	4.8%	-	P+6.5% Cash (8)	P&I	17.1%
2	Michigan	12/31/2021	12/31/2025	27,110,506	-	27,110,506	6.8%	-	P+3% Cash (13)	I/O	17.3%
3	Various	11/18/2021	1/29/2027	21,384,473	(461,592)	20,922,881	5.2%	-	P+10.375% Cash, 2.75% PIK (11)(14)(15)	P&I	22.6%
4	Arizona	4/19/2021	6/17/2026	6,626,809	-	6,626,809	1.7%	-	11.91% Cash	I/O	17.0%
6	Michigan	8/20/2021	1/30/2026	4,958,672	-	4,958,672	1.2%	-	P+6.5% Cash (13)	P&I	17.2%
7	Illinois, Arizona	8/24/2021	6/30/2025	23,573,222	(27,357)	23,545,865	5.9%	-	P+6% Cash, 2% PIK (9)	I/O	19.3%
8	West Virginia	9/1/2021	12/31/2025	8,491,943	-	8,491,943	2.1%	-	10% Cash	I/O	15.0%
9	Pennsylvania	3/31/2025	3/31/2028	16,576,987	(108,037)	16,468,950	4.1%	-	9.0% Cash (16)	I/O	9.5%
12	Various	11/8/2021	10/31/2027	13,285,201	(52,847)	13,232,354	3.3%	-	P+7% Cash, 2% PIK (10)	P&I	19.3%
16	Florida	12/30/2021	8/29/2025	6,557,500	(15,812)	6,541,688	1.6%	-	16.75% Cash	I/O	31.2%
18	Ohio	2/3/2022	12/31/2025	45,589,764	(326,924)	45,262,840	11.3%	-	P+1.75% Cash, 5% PIK (9)(17)	I/O	16.5%
19	Florida	3/11/2022	12/31/2025	18,378,759	(17,969)	18,360,790	4.6%	-	11% Cash, 5% PIK	I/O	16.5%
20	Missouri	5/9/2022	11/28/2025	21,675,015	(48,086)	21,626,929	5.4%	-	11% Cash, 2% PIK	P&I	14.7%
21	Illinois	7/1/2022	7/29/2026	6,453,187	(29,315)	6,423,872	1.6%	-	P+7% Cash, 2% PIK (9)	P&I	23.3%
23	Arizona	3/27/2023	3/31/2026	1,560,000	(16,591)	1,543,409	0.4%	-	P+7.5% Cash (12)	P&I	18.7%
24	Oregon	3/31/2023	9/27/2026	520,000	-	520,000	0.1%	-	P+10.5% Cash (7)	P&I	21.7%
25	New York	8/1/2023	6/29/2036	24,337,297	-	24,337,297	6.1%	-	15% Cash	P&I	16.6%
27	Nebraska	8/15/2023	6/30/2027	17,400,000	-	17,400,000	4.4%	-	P+6.5% Cash (18)	P&I	15.7%
29	Illinois	10/11/2023	10/9/2026	1,920,477	-	1,920,477	0.5%	-	11.4% Cash, 1.5% PIK	I/O	14.7%
30	Missouri, Arizona	12/19/2023	12/31/2026	18,400,000	(122,131)	18,277,869	4.6%	-	P+7.75% Cash (13)	I/O	18.7%
31	California, Illinois	5/3/2023	5/3/2026	6,680,000	-	6,680,000	1.7%	-	P+8.75% Cash (10)	P&I	18.3%
32	Nevada	4/15/2024	8/15/2027	5,900,000	(25,351)	5,874,649	1.5%	-	P+6.5% Cash (12)	P&I	16.1%
33	Minnesota	5/20/2024	5/28/2027	1,080,000	(4,286)	1,075,714	0.3%	-	12% Cash (14)	I/O	12.9%
34	Arizona	6/17/2024	5/29/2026	10,000,000	-	10,000,000	2.5%	-	11.91% Cash	I/O	12.8%
35	California	8/23/2024	8/23/2027	24,438,420	-	24,438,420	6.1%	-	12% Cash, 3% PIK	P&I	16.3%
36	Illinois	10/28/2024	1/1/2027	25,900,000	(107,202)	25,792,798	6.5%	1,700,000	P+6.25% Cash (10)	I/O	15.4%
37	Various	11/26/2024	11/24/2028	20,069,535	(365,730)	19,703,805	4.9%	10,000,000	12% Cash, 1% PIK (19)	I/O	15.2%
38	Various	12/13/2024	7/14/2025	2,905,000	(24,676)	2,880,324	0.7%	2,095,000	10% Cash (19)	I/O	16.1%
40	Various	3/28/2025	7/28/2028	233,333	(23,276)	210,057	0.1%	-	SOFR +10.25% Cash (6)	I/O	19.4%
41	Ohio	3/1/2025	3/13/2027	250,000	(7,366)	242,634	0.1%	-	14.5% Cash	I/O	16.4%
			Total	$401,511,816	$(2,056,337)	$399,455,479	100%	$13,795,000		Wtd Average	16.9%

(1)
Loan numbering in the table above is maintained from origination for purposes of comparability and may not be sequential due to maturities, payoffs, or refinancings.
(2)
Certain loans are subject to contractual extension options as stipulated in the loan agreement. Actual maturities may differ from contractual maturities stated herein and certain borrowers may have the right to prepay with or without a contractual prepayment penalty. The Company may also extend contractual maturities and amend other terms of the loans in connection with loan modifications.
(3)
"P" = prime rate; "SOFR"= Secured Overnight Financing Rate. "P" and "SOFR" represent floating rate loans that pay interest at the designed benchmark rate plus an applicable spread; "PIK" = paid-in-kind interest.
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
(6)
This Loan is subject to a SOFR floor of 4.00%
(7)
This Loan is subject to a prime rate floor of 5.50%
(8)
This Loan is subject to a prime rate floor of 6.25%
(9)
This Loan is subject to a prime rate floor of 7.00%
(10)
This Loan is subject to a prime rate floor of 7.50%
(11)
This Loan is subject to a prime rate floor of 7.75%
(12)
This Loan is subject to a prime rate floor of 8.00%
(13)
This Loan is subject to a prime rate floor of 8.50%
(14)
The borrowers of Loan #3 and Loan #33 are affiliates of Vireo Growth, Inc., a related party. The aggregate principal balance of these loans is included on the consolidated balance sheet as loans held for investment - related party. See Note 8 for further details.
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
(16)
Loan #9, is comprised of two tranches, a $14.5 million first lien judgment loan (the "Judgment Loan") and a $2.0 million second lien term loan (the "Term Loan"). The Judgment Loan and the Term Loan bear interest at a rate of 9.0%. The Judgment Loan has no contractual maturity and will remain outstanding until paid by the obligor and the Term Loan has a maturity of March 31, 2028. For comparability to previously issued financial statements, management will continue to reference the Judgment Loan and the Term Loan, collectively, as Loan #9, and the maturity date presented represents the maturity date of the Term Loan. See Note 8 for additional information.
(17)
An affiliate under common control holds a controlling equity investment in this portfolio company (Note 8).
(18)
This loan has floating grid pricing based on the Prime Rate plus a spread of 5.00% to 8.75% based on monthly annualized EBITDA performance. As of March 31, 2025, applied interest rate is Prime Rate + 6.50%.
(19)
Loan #37 and Loan #38 bear unused fees on the unfunded commitment of 0.75% and 1.50% per annum, respectively.

The following table presents aging analyses of past due loans by amortized cost, excluding the CECL reserve, as of March 31, 2025 and December 31, 2024.

	As of March 31, 2025
	Current Loans (1)	31-60 Days Past Due	61-90 Days Past Due	90+ Days Past Due	Total Past Due	Total Loans	Non- Accrual(2)
Senior Term Loans	$399,455,479	$-	$-	$-	$-	$399,455,479	$16,468,950
Total	$399,455,479	$-	$-	$-	$-	$399,455,479	$16,468,950

	As of December 31, 2024
	Current Loans (1)	31-60 Days Past Due	61-90 Days Past Due	90+ Days Past Due (2)	Total Past Due	Total Loans	Non- Accrual(2)
Senior Term Loans	$386,074,558	$-	$-	$16,402,488	$16,402,488	$402,477,046	$16,402,488
Total	$386,074,558	$-	$-	$16,402,488	$16,402,488	$402,477,046	$16,402,488

(1)
Loans 1-30 days past due are included in the current loans.
(2)
On May 1, 2023, Loan #9 was placed on non-accrual status. On June 20, 2023, the Administrative Agent to Loan #9 issued an acceleration notice requesting immediate payment of all amounts outstanding and therefore is 90 days past due as of December 31, 2024. See Note 8 for further details.

Non-Accrual Loans

As of both March 31, 2025 and December 31, 2024, there was one loan placed on non-accrual status.

As more fully described in Note 8, Loan #9 was placed on non-accrual status as of May 1, 2023 and has a carrying value of approximately $16.4 million as of both March 31, 2025 and December 31, 2024. Loan #9 carried a reserve for current expected credit losses of approximately $0.1 million and $1.2 million as of March 31, 2025 and December 31, 2024, respectively. The Company ceased accruing interest on the first date of delinquency, based on expectation of its ability to collect all amounts then due from the borrower. As a result, there was no accrued interest to write-off when the loan was placed on non-accrual.

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

The risk ratings are primarily determined based on current and historical performance metrics specific to each portfolio company, as well as consideration of future economic conditions and each borrower’s estimated ability to meet debt service requirements. The risk ratings shown in the following table as of March 31, 2025 and December 31, 2024 consider borrower specific credit history and performance and reflect a quarterly re-evaluation of overall current macroeconomic conditions affecting the Company’s borrowers, specifically those designated as held for investment.

As of March 31, 2025 and December 31, 2024, the carrying value, excluding the current expected credit loss reserve (the “CECL Reserve”), of the Company’s loans within each risk rating category by year of origination is as follows:

	As of March 31, 2025(1)
Risk Rating	2025	2024	2023	2022	2021	Total
1	$-	$1,075,713	$520,000	$21,626,930	$-	$23,222,643
2	1,040,870	64,835,378	63,479,052	64,691,470	23,545,865	217,592,635
3	242,634	34,737,436	-	72,373,346	29,701,304	137,054,720
4	-	10,000,000	-	-	11,585,481	21,585,481
5	-	-	-	-	-	-
Total	$1,283,504	$110,648,527	$63,999,052	$158,691,746	$64,832,650	$399,455,479

	As of December 31, 2024(1)
Risk Rating	2024	2023	2022	2021	Total
1	1,111,224	$580,000	$41,045,793	$-	$42,737,017
2	63,823,279	64,896,824	90,874,764	24,239,380	243,834,247
3	34,653,247	2,466,705	27,110,506	13,687,904	77,918,362
4	10,000,000	-	-	27,987,420	37,987,420
5	-	-	-	-	-
Total	$109,587,750	$67,943,529	$159,031,063	$65,914,704	$402,477,046

(1)
Amounts are presented by loan origination year with subsequent advances on delayed draw facilities shown in the initial year of origination.

Real estate collateral coverage is also a significant credit quality indicator, and real estate collateral coverage, excluding the CECL Reserve, was as follows as of March 31, 2025 and December 31, 2024:

As of March 31, 2025(1)
	< 1.0x	1.0x – 1.25x	1.25x – 1.5x	1.50x – 1.75x	1.75x – 2.0x	> 2.0x	Total
Fixed-rate	$66,475,847	$40,907,370	$43,844,431	$9,567,657	$-	$1,920,475	$162,715,780
Floating-rate	130,777,929	23,545,865	6,633,930	-	25,792,798	49,989,177	236,739,699
	$197,253,776	$64,453,235	$50,478,361	$9,567,657	$25,792,798	$51,909,652	$399,455,479

As of December 31, 2024(1)
	< 1.0x	1.0x – 1.25x	1.25x – 1.5x	1.50x – 1.75x	1.75x – 2.0x	> 2.0x	Total
Fixed-rate	$45,029,665	$48,900,184	$43,750,558	$9,603,167	$-	$1,943,216	$149,226,790
Floating-rate	155,364,941	16,402,488	6,549,135	—	24,885,063	50,048,629	253,250,256
	$200,394,606	$65,302,672	$50,299,693	$9,603,167	$24,885,063	$51,991,845	$402,477,046

(1)
Real estate collateral coverage is calculated based upon most recent third-party appraised values. The Company generally obtains new appraisal of all material real estate collateral at least once annually.

Geography concentration of our loans held for investment is also a significant credit quality indicator. As of March 31, 2025 and December 31, 2024, our borrowers have operations in the jurisdictions in the table below:

As of March 31, 2025			As of December 31, 2024
Jurisdiction	Outstanding Principal (1)	Percentage of Our Loan Portfolio	Jurisdiction	Outstanding Principal (1)	Percentage of Our Loan Portfolio
Illinois	$61,370,819	15%	Illinois	$55,958,079	14%
Ohio	61,364,965	15%	Ohio	60,065,707	15%
Florida	42,242,026	11%	Florida	42,712,285	11%
Pennsylvania	35,832,703	9%	Pennsylvania	35,727,045	9%
Missouri	32,082,102	8%	Missouri	38,208,259	9%
Michigan	32,069,178	8%	Michigan	32,068,629	8%
Arizona	28,914,569	7%	Arizona	28,023,340	7%
California	24,859,640	6%	California	26,057,479	6%
New York	24,337,297	6%	New York	25,093,595	6%
Maryland	22,049,473	5%	Maryland	21,835,901	5%
Nebraska	17,400,000	4%	Nebraska	17,400,000	4%
West Virginia	8,491,943	2%	West Virginia	8,491,943	2%
Nevada	5,900,000	1%	Nevada	6,000,000	1%
Texas	2,763,768	1%	Texas	2,756,870	1%
Minnesota	1,160,460	0%	Minnesota	1,116,000	0%
Oregon	672,873	0%	Oregon	580,000	0%
Massachusetts	—	-%	Massachusetts	2,626,423	1%
Total	$401,511,816	100%	Total	$404,721,554	100%

(1)
The principal balance of the loans not secured by real estate collateral are included in the jurisdiction representing the borrower's principal place of business.

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

To estimate the historic loan losses relevant to the Company’s portfolio, the Company evaluates its historical loan performance, which includes zero realized loan losses since the inception of its operations. Additionally, the Company analyzed its repayment history, noting it has limited “true” operating history, since the incorporation date of March 30, 2021. However, the Company’s Sponsor and its affiliates have had operations for the past five fiscal years and have made investments in similar loans that have similar characteristics including interest rate, collateral coverage, guarantees, and prepayment/make whole provisions, which fall into the pools identified above, and may be considered by management in determining the extent to which a CECL Reserve shall be recorded.

In addition, the Company reviews each loan on a quarterly basis and evaluates the borrower’s ability to pay the monthly interest and principal, if required, as well as the loan-to-value (LTV) ratio. When evaluating qualitative factors that may indicate the need for a CECL Reserve, the Company forecasts losses considering a variety of factors. In considering the potential current expected credit loss, the Manager primarily considers significant inputs to the Company’s forecasting methods, which include (i) key loan-specific inputs such as the value of the real estate collateral, liens on equity (including the equity in the entity that holds the state-issued license to cultivate, process, distribute, or retail cannabis), presence of personal or corporate guarantees, among other credit enhancements, LTV ratio, rate type (fixed or floating) and IRR, loan-term, geographic location, and expected timing and amount of future loan fundings, (ii) performance against the underwritten business plan and the Company’s internal loan risk rating, and (iii) a macro-economic forecast. Estimating the enterprise value of our borrowers in order to calculate LTV ratios is often a significant estimate. The Manager utilizes a third-party valuation appraiser to assist with the Company’s valuation process primarily using comparable transactions to estimate enterprise value of its portfolio companies and supplement such analysis with a multiple-based approach to enterprise value to revenue multiples of publicly-traded comparable companies obtained from S&P Capital IQ as of March 31, 2025, to which the Manager may apply a private company discount based on the Company’s current borrower profile.

During the three month period ended March 31, 2025, the Company reversed approximately $1.2 million of the CECL Reserve relating to Loan #9, which was restructured during the period as a result of the foreclosure proceedings more fully described in Note 8. Additionally, the credit profile of our portfolio of loans held for investment improved during the comparative period, with the portion of the portfolio risk rated "4" decreased from approximately $38.0 million or 9.4% as of December 31, 2024 to $21.6 million or 5.4% as of March 31, 2025. The portfolio weighted average loan to enterprise value ratio (calculated as outstanding principal balance divided by total value of collateral on a weighted average basis) remained relatively consistent at 47.5% compared to 47.0% as of December 31, 2024.

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

Activity related to the CECL Reserve for outstanding balances and unfunded commitments on the Company’s loans held at carrying value and loans receivable at carrying value as of and for the three months ended March 31, 2025 and 2024 is presented in the table below.

	Funded	Unfunded	Total
Balance at December 31, 2024	$4,346,869	$45,572	$4,392,441
Benefit for current expected credit losses	(1,072,811)	(465)	(1,073,276)
Balance at March 31, 2025	$3,274,058	$45,107	$3,319,165

	Funded	Unfunded	Total
Balance at December 31, 2023	$4,972,647	$3,092	$4,975,739
Provision for current expected credit losses	383,371	(3,092)	380,279
Balance at March 31, 2024	$5,356,018	$—	$5,356,018

The Company has made an accounting policy election to exclude accrued interest receivable from the amortized cost basis of the related loans held for investment in determining the CECL Reserve, as any uncollectible accrued interest receivable is written off in a timely manner. To date, the Company has had zero write-offs related to uncollectible interest receivable, but will discontinue accrual of interest on loans if deemed to be uncollectible, with any previously accrued uncollected interest on the loan charged to interest income in the same period. For the loan placed on non-accrual, the Company ceased accruing interest on the first date of delinquency, based on expectation of its ability to collect all amounts then due from the borrower. As a result, there was no accrued interest to write-off when the loan was placed on non-accrual status.

4. LOANS, AT FAIR VALUE

As of March 31, 2025, the Company's portfolio included one loan held at fair value. The aggregate commitment under this loan was approximately $11.5 million and outstanding principal was $5.5 million as of both March 31, 2025 and December 31, 2024. As of March 31, 2025, there is $6.0 million of unfunded commitments related to the loan held at fair value.

The loan held at fair value as of March 31, 2025 was originated to a related party (Note 8), and is included within Loans, at fair value - related party on the consolidated balance sheets. The Company elected the fair value option for this asset due to other indebtedness of the borrower that is senior to our loan, uncertainty with respect to management's intent to hold to maturity or payoff given the related party nature of the investment, and the potential of management electing the fair value option on a more frequent basis, for eligible assets, prospectively.

The following table summarizes the Company's loan held at fair value as of March 31, 2025.

Loan	Location(s)	Maturity Date	Principal Balance	Amortized Cost	Fair Value	Interest Rate	Periodic Payment
39	Minnesota	6/26/2026	$5,500,000	$5,500,000	$5,335,000	10.5% Cash	I/O
		Subtotal	$5,500,000	$5,500,000	$5,335,000

The following tables summarize the significant unobservable inputs the Company used to value the loans categorized within Level 3 as of March 31, 2025. The tables are not intended to be all-inclusive, but instead capture the significant unobservable inputs relevant to the Company’s determination of fair values.

	As of March 31, 2025
			Unobservable Input
	Fair Value	Primary Valuation Technique	Input	Value
Loans, at fair value - related party	$5,335,000	Yield analysis	Discount rate	13.94%
Total loans, at fair value	$5,335,000

For the three months ended March 31, 2025, our loan held at fair value using the fair value option included an insignificant amount of unrealized losses in net income before income taxes, that are attributable to changes in instrument-specific credit risk. The portion of the fair value adjustments related to credit risk was determined based on a yield analysis and discount rate applied to the subject loan. Interest income on the loan measured at fair value is calculated based on the interest rate of the loan and is recorded in the interest income on the consolidated statement of operations.

As of March 31, 2025, the loan held at fair value was current on all interest and principal payments due.

5. INTEREST RECEIVABLE

As of both March 31, 2025 and December 31, 2024, the Company had interest receivable of approximately $1.5 million.

The following table presents aging analyses of past due loans as of March 31, 2025 and December 31, 2024, respectively:

	As of March 31, 2025
	Current Loans	31-60 Days Past Due	61-90 Days Past Due	90+ Days Past Due (and accruing)	Total Past Due	Total Loans	Non- Accrual
Interest receivable	$1,202,748	$235,976	$77,174	$-	$313,150	$1,515,898	$-
Total	$1,202,748	$235,976	$77,174	$-	$313,150	$1,515,898	$-

	As of December 31, 2024
	Current Loans	31-60 Days Past Due	61-90 Days Past Due	90+ Days Past Due (and accruing)	Total Past Due	Total Loans	Non- Accrual
Interest receivable	$1,388,058	$65,765	$-	$-	$65,765	$1,453,823	$-
Total	$1,388,058	$65,765	$—	$—	$65,765	$1,453,823	$—

6. INTEREST RESERVE

As of March 31, 2025 and December 31, 2024, the Company had four loans that included a prepaid interest reserve.

The following table presents changes in interest reserves as of March 31, 2025 and December 31, 2024, respectively:

	March 31, 2025	December 31, 2024
Beginning reserves	$1,297,878	$1,074,889
New reserves	20,714	4,194,597
Reserves disbursed	(771,066)	(3,971,608)
Ending reserve	$547,526	$1,297,878

7. DEBT

Revolving Loan

In May 2021, in connection with the Company’s acquisition of its wholly-owned financing subsidiary, CAL, the Company was assigned a secured revolving credit facility (the “Revolving Loan”). As of December 31, 2023, the Revolving Loan had an interest rate equal to the greater of (1) the Prime Rate plus the applicable margin and (2) 3.25%. The applicable margin is derived from a floating rate grid based upon the ratio of debt to book equity of CAL and increases from 0% at a ratio of 0.25 to 1 to 1.25% at a ratio of 1.5 to 1. The Revolving Loan had an aggregate commitment of $100.0 million, and a maturity date of the earlier of (i) December 16, 2024 and (ii) the date on which the Revolving Loan is terminated pursuant to the terms of the Revolving Loan agreement.

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

As of March 31, 2025, the Revolving Loan has aggregate commitments of $110.0 million, which may be increased to $150.0 million pursuant to its accordion feature, and has a maturity date of June 30, 2026. The Revolving Loan bears interest, payable in cash in arrears, at a per annum rate equal to the greater of (1) the Prime Rate plus the applicable margin and (2) 3.25%. The applicable margin is derived from a floating rate grid based upon the ratio of debt to equity of CAL and increases from 0% at a ratio of 0.25 to 1 to 1.25% at a ratio of 1.5 to 1. The interest rate in effect as of March 31, 2025 is 7.50%.

The Revolving Loan provides for certain affirmative covenants, including requiring us to deliver financial information and any notices of default, and conducting business in the normal course. Additionally, the Company must comply with certain financial covenants including: (1) maximum capital expenditures of $150,000, (2) maintaining a debt service coverage ratio greater than 1.35 to 1, and (3) maintaining a leverage ratio less than 1.50 to 1. As of March 31, 2025, the Company is in compliance with all financial covenants with respect to the Revolving Loan.

As of March 31, 2025 and December 31, 2024, unamortized debt issuance costs related to the Revolving Loan, including all amendments and amendments and restatements thereto, as applicable, of $254,229 and $305,075, respectively, are recorded in other receivables and assets, net on the consolidated balance sheets.

For the three months ended March 31, 2025, the Company had net repayments of $17.0 million against the Revolving Loan. As of March 31, 2025, the Company had $72.0 million of borrowing availability under the Revolving Loan. Additionally, as of March 31, 2025, $127.8 million of loans held for investment, at principal, are pledged as collateral in the borrowing base of the Revolving Loan.

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

The Unsecured Notes provide for certain affirmative covenants, including requiring us to deliver certain financial information and any notices of default, and conducting business in the normal course. Additionally, the Company must comply with certain financial and non-financial covenants including but not limited to: (1) minimum stockholders' equity of $200.0 million, (2) maximum aggregate indebtedness of $225.0 million, subject to increase from time to time based upon ratable increases in stockholders' equity, and (3) maintenance of an investment-grade credit rating. As of March 31, 2025, the Company is in compliance with all financial covenants with respect to the Unsecured Notes.

Year	Notes Payable
2025	$-
2026	-
2027	-
2028	50,000,000
Total principal	$50,000,000
Deferred debt issuance costs included in notes payable	(844,287)
Total notes payable, net	$49,155,713

Interest Expense

The following table reflects a summary of interest expense incurred during the three months ended March 31, 2025 and 2024.

	Three months ended March 31, 2025
	Notes Payable	Revolving Loan	Total Borrowings
Interest expense	$1,121,918	$790,412	$1,912,330
Unused fee expense	-	42,743	42,743
Amortization of debt issuance costs	59,463	50,846	110,309
Total interest expense	$1,181,381	$884,001	$2,065,382

	Three months ended March 31, 2024
	Notes Payable	Revolving Loan	Total Borrowings
Interest expense	$-	$2,007,050	$2,007,050
Unused fee expense	-	6,085	6,085
Amortization of debt issuance costs	-	90,915	90,915
Total interest expense	$-	$2,104,050	$2,104,050

8. RELATED PARTY TRANSACTIONS

Management Agreement

Pursuant to the Management Agreement, the Manager manages the loans and day-to-day operations of the Company, subject at all times to the further terms and conditions set forth in the Management Agreement and such further limitations or parameters as may be imposed from time to time by the Company’s Board.

The initial term of our Management Agreement continued until May 1, 2024. After the initial term, our Management Agreement is automatically renewed every year for an additional one-year period, unless we or our Manager elect not to renew. Our Management Agreement may be terminated by us or our Manager under certain specified circumstances. On April 30, 2024 and 2025, the Management Agreement was automatically renewed.

The Manager is entitled to receive base management fees (the “Base Management Fee”) that are calculated and payable quarterly in arrears, in an amount equal to 0.375% of the Company’s Equity, determined as of the last day of each such quarter; reduced by an amount equal to 50% of the pro rata amount of origination fees earned and paid to the Manager during the applicable quarter for loans that were originated on the Company’s behalf by the Manager or affiliates of the Manager (“Outside Fees”). For the three months ended March 31, 2025 and 2024, the Base Management Fee payable was reduced by Outside Fees in the amount of $3,571 and $16,071, respectively.

In addition to the Base Management Fee, the Manager is entitled to receive incentive compensation (the “Incentive Compensation” or “Incentive Fees”) under the Management Agreement. Under the Management Agreement, the Company will pay Incentive Fees to the Manager based upon the Company’s achievement of targeted levels of Core Earnings. “Core Earnings” is defined in the Management Agreement as, for a given period, the net income (loss) for such period, computed in accordance with GAAP, excluding (i) non-cash equity compensation expense, (ii) the Incentive Compensation, (iii) depreciation and amortization, (iv) any unrealized gains or losses or other non-cash items that are included in net income for the applicable reporting period, regardless of whether such items are included in other comprehensive income or loss, or in net income, and (v) one-time events pursuant to changes in GAAP and certain non-cash charges, in each case after discussions between the Manager and the members of the Compensation Committee of the Board, each of whom are Independent Directors, and approved by a majority of the members of the Compensation Committee. Incentive compensation for the three months ended March 31, 2025 and 2024 was $526,308 and $696,504 respectively.

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

The following table summarizes related party fees and expenses for the three months ended March 31, 2025 and 2024.

	For the three months ended March 31,
	2025	2024
Affiliate Payments
Management fees earned	$1,212,796	$1,074,308
Less: Outside Fees earned	(3,571)	(16,071)
Base management fees, net	1,209,225	1,058,237
Incentive fees	526,308	696,504
Total management and incentive fees earned	1,735,533	1,754,741
General and administrative expenses reimbursable to Manager	1,148,769	1,237,790
Total	$2,884,302	$2,992,531

The following table presents amounts payable to the Manager as of March 31, 2025 and December 31, 2024:

	March 31,	December 31,
	2025	2024
Management fees payable	$1,209,225	$925,761
Incentive fees payable	526,308	1,937,487
Management and incentive fees payable	1,735,533	2,863,248
General and administrative expenses reimbursable to Manager	1,586,509	2,043,403
Total	$3,322,042	$4,906,651

General administrative expenses reimbursable to the Manager are included in the related party payable line item of the consolidated balance sheets as of March 31, 2025 and December 31, 2024.

Co-Investment in Loans

From time to time, the Company may co-invest with other investment vehicles managed by its affiliates, in accordance with the Manager’s co-investment allocation policies. The Company is not obligated to provide, nor has it provided, any financial support to the other managed investment vehicles. As such, the Company’s risk is limited to the carrying value of its investment in any such loan. As of both March 31, 2025 and December 31, 2024, 19 of the Company’s loans were co-invested by affiliates of the Company.

Certain syndicated co-investments originated by affiliates of the Manager may include other consideration, generally in the form of warrants or other equity interests. Prior to, or concurrent with, the origination of the investment, the Company may elect to assign the right (the “Assigned Right”) to the equity consideration to an affiliate, in exchange for an additional upfront fee in an amount equal to the fair value of the equity consideration on a pro-rata basis. There were no sales of Assigned Rights for the three month periods ended March 31, 2025 and 2024.

Loans held for investment – related party

Loan #3 and Loan #33

The borrowers of Loan #3 and Loan #33 are affiliates of Vireo Growth, Inc. ("Vireo"). In December 2024, John Mazarakis, who serves as our Executive Chairman of the Board, was appointed to serve as Chief Executive Officer and Co-Executive Chairman of the Board of Vireo. Certain affiliated investment funds that are managed by entities under common control with our Manager, and for which Mr. Mazarakis can exercise significant influence, own approximately 35% of Vireo's Subordinate Voting Shares, causing the Company to classify transactions with Vireo to be related party transactions. The aggregate principal balance of these loans is included on the consolidated balance sheets within loans held for investment - related party (Note 3).

Loan #9

As of May 1, 2023, Loan #9 was placed on non-accrual status for borrower's breach of certain non-financial covenants and obligations under the loan agreement. The borrower subsequently failed to make contractual principal and interest payments due for the months of May and June 2023. On June 20, 2023, the Administrative Agent to Loan #9 (the “Agent”, a related party) issued an acceleration notice notifying the borrower of the Agent’s intention to exercise all rights and remedies under the credit documents and requested immediate payment of all amounts outstanding thereunder on behalf of the lenders through commencement of foreclosure proceedings. Loan #9 is co-invested by the Company and an affiliated investment fund under common control with the Manager (collectively with the Company, the "Lenders").

The Agent subsequently pursued a Uniform Commercial Code Article 9 sale (“UCC sale”) of the membership interests of the borrower’s subsidiaries which were pledged as collateral. On August 10, 2023, the Agent was the highest bidder in a public auction of the membership interests and took ownership of the membership interests.

In December 2024, the Agent was granted a summary judgment (the "Judgment") against the borrower credit parties and related individuals in the amount of approximately $14.5 million. The Judgment received in favor of the Agent was incremental to the equity acquired in the UCC sale. The enforcement of such Judgment and UCC sale was conditional upon the recognition and affiliation of members of the Agent by the Pennsylvania Department of Health (“PA DOH”), which was uncertain as of December 31, 2024.

In January 2025, the Court of Common Pleas in Snyder County, Pennsylvania granted an order in favor of the Agent, whereby members of the Agent would be duly recognized as owner-operators of the subject assets. The order was conditional upon the satisfactory completion of change of ownership and other cannabis owner-operator affiliation forms, as required by the PA DOH. In February 2025, upon approval by the PA DOH, members of the Agent satisfied the conditions imposed by PA DOH and assumed full control of the facilities and operations of the business.

On March 31, 2025, following completion of the foreclosure proceedings, the Company extinguished the original term loan, previously identified as Loan #9, and the Agent distributed the assets acquired from the foreclosure to the Lenders pursuant to an Agreement Among Lenders by and between the Agent and Lenders (the "AAL"). Pursuant to the AAL, the affiliated co-lender received rights to the membership interests acquired in the UCC sale and intends to engage third-parties, as necessary, and is currently in the process of restoring the business to a fully operational status. Further pursuant to the AAL, in satisfaction of the original loan, the Company now holds two loans with an aggregate principal balance of approximately $16.5 million, comprised of a $14.5 million first lien judgment loan (the "Judgment Loan") and a $2.0 million second lien term loan (the "Term Loan"), which had an aggregate fair value of approximately $16.5 million, resulting in a gain on extinguishment of approximately $66 thousand. The fair value of each of the Judgment Loan and Term Loan was determined by the Manager's investment committee using Level 3 inputs under the discounted cash flow method.

The Judgment Loan bears interest at a statutory rate of 9.0% pursuant to Illinois law, and will remain outstanding until paid by the borrower. The Term Loan bears interest at a contractual rate of 9.0% and has a maturity of March 31, 2028. The assets securing the original loan, which included mortgaged cultivation real estate in Pennsylvania and operations related thereto, continue to secure the Judgment Loan and the Term Loan. Accordingly, by virtue of the relationship between the Company, as holder of the Judgment Loan and the Term Loan, and the affiliated co-lender, as new owner of the membership interests of the original borrower credit parties, Loan #9 remains a related party loan. For comparability to previously issued financial statements, management will continue to reference the Judgment Loan and the Term Loan, collectively, as Loan #9, as shown in Note 3.

In connection with the extinguishment of the original Loan #9, the CECL reserve of approximately $1.2 million was reversed, primarily due to the fact that the Company is the sole owner of the Judgment Loan and the Term Loan, which now include a senior liquidation preference and represent the only indebtedness in the borrower's new capital structure. These factors improve the Company's expectations regarding collectibility of principal and interest. In April 2025, the borrower opened its three dispensary locations all of which were previously non-operational and expect improved financial performance as a result. However; given the history of non-payment resulting from these locations being non-operational, management will closely monitor and evaluate the financial and cash flow performance of the now operational assets, before restoring Loan #9 to accrual status. Accordingly, Loan #9 remains on non-accrual status as of March 31, 2025. The Company intends to hold both the Judgment Loan and the Term Loan until maturity or payoff, as applicable, and therefore has classified these assets as loans held for investment - related party as of March 31, 2025, with a carrying value of approximately $16.5 million.

Loans, at fair value - related party

During the quarter ended December 31, 2024, the Company originated a loan to a subsidiary of Vireo, collateralized by real estate assets in Minnesota. The loan has a principal balance of $5.5 million and a carrying value of approximately $5.3 million as of March 31, 2025 and December 31, 2024. The Company elected to record the investment at fair value under the fair value option as described in Note 4.

9. COMMITMENTS AND CONTINGENCIES

Off-Balance Sheet Arrangements

Off-balance sheet commitments may consist of unfunded commitments on delayed draw term loans. The Company does not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured investment vehicles, special purpose entities, or variable interest entities, established to facilitate off-balance sheet arrangements or other contractually narrow or limited purposes. Further, the Company has not guaranteed any obligations of unconsolidated entities or entered into any commitment to provide additional funding to any such entities. As of March 31, 2025 and December 31, 2024, the Company had unfunded commitments on existing loans of $19.8 million and $20.9 million, respectively.

Refer to “Note 3 - Loans Held for Investment, Net” for further information regarding the CECL Reserve attributed to unfunded commitments. Total original loan commitments includes the impact of principal payments received since origination of the loan and future amounts to be advanced at sole discretion of the lender.

The following table summarizes our material commitments as of March 31, 2025:

	Total	2026	2027	2028	2029	2030	Thereafter
Undrawn commitments	$19,795,000	$19,795,000	$-	$-	$-	$-	$-
Total	$19,795,000	$19,795,000	$-	$-	$-	$-	$-

Other Contingencies

The Company from time to time may be a party to litigation in the normal course of business. As of March 31, 2025, the Company is not aware of any legal claims that could materially impact its business, financial condition, or results of operations.

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

As of March 31, 2025 and December 31, 2024, the maximum number of shares of the Company’s common stock that may be delivered pursuant to awards under the 2021 Plan (the “Share Limit”) equals 8.50% of the issued and outstanding shares of the Company’s common stock on a fully-diluted basis following the completion of the IPO. Shares that are subject to or underlie awards that expire or for any reason are cancelled or terminated, are forfeited, fail to vest, or for any other reason are not paid or delivered under the 2021 Plan will not be counted against the Share Limit and will again be available for subsequent awards under the 2021 Plan.

There were 4,811 and 0 shares forfeited during the three months ended March 31, 2025 and 2024, respectively. As individual awards and options become fully vested, stock-based compensation expense is adjusted to recognize actual forfeitures.

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

Based on the closing market price of our common stock on March 31, 2025 and December 31, 2024, the aggregate intrinsic value of our restricted stock awards was as follows:

	As of March 31, 2025		As of December 31, 2024
	Outstanding	Vested	Outstanding	Vested
Aggregate intrinsic value	$5,975,432	$3,033,845	$6,342,292	$3,182,441

The following table summarizes the restricted stock activity for the Company’s directors and officers and employees of the Manager during the three months ended March 31, 2025 and 2024.

	Unvested Restricted Stock	Weighted Average Grant Date Fair Value per Share
Balance at December 31, 2024	411,303	$15.14
Forfeited	(4,811)	15.59
Balance at March 31, 2025	406,492	$15.13

	Unvested Restricted Stock	Weighted Average Grant Date Fair Value per Share
Balance at December 31, 2023	366,647	$14.86
Vested	(6,647)	$16.00
Balance at March 31, 2024	360,000	$14.84

Restricted stock compensation expense is based on the Company’s stock price at the date of the grant and is amortized over the vesting period. Forfeitures are recognized as they occur. The share-based compensation expense for the Company was $649,312 and $531,293 for the three months ended March 31, 2025 and 2024, respectively. The unamortized share-based compensation expense for the Company was approximately $3.7 million and $4.0 million as of March 31, 2025 and 2024, respectively, which the Company expects to recognize over the remaining weighted-average term of 1.6 years.

At-the-Market Offering Program (“ATM Program”)

On June 20, 2023, the Company entered into an At-the-Market Sales Agreement (the “Sales Agreement”) with BTIG, LLC, Compass Point Research & Trading, LLC and Oppenheimer & Co. Inc. (each a “Sales Agent” and together the “Sales Agents”) under which the Company may, from time to time, offer and sell shares of common stock, having an aggregate offering price of up to $75.0 million. Under the terms of the Sales Agreement, the Company has agreed to pay the Sales Agents a commission of up to a maximum of 3.0% of the gross proceeds from each sale of common stock sold through the Sales Agents.

On March 18, 2025, the Company amended its ATM Program and entered into new At-the-Market Sales Agreements (the “2025 Sales Agreement”) with BTIG, LLC, Oppenheimer & Co. Inc., ATB Capital Markets USA, Inc. and A.G.P./Alliance Global Partners LLC (each a “Sales Agent” and together the “Sales Agents”). Under the terms of the 2025 Sales Agreement, the maximum offering size was increased from $75.0 million to $100.0 million and the commissions paid to the Sales Agents was reduced from a maximum of 3.0% to a maximum of 2.0% of the gross proceeds from each sale of common stock sold through the Sales Agents. Sales of common stock, if any, may be made in transactions that are deemed to be “at-the-market” offerings, as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended (the “Securities Act”).

During the three months ended March 31, 2024, the Company sold an aggregate of 896,443 shares of the Company’s common stock under the Sales Agreement at a weighted average price of $15.93 per share, generating net proceeds of approximately $13.9 million.

During the three months ended March 31, 2025, the Company sold an aggregate of 64,557 shares of the Company’s common stock under the Sales Agreement at a weighted average price of $16.01 per share, generating net proceeds of approximately $1.0 million.

As of March 31, 2025 and 2024, the shares of common stock sold pursuant to the registered direct offering in February 2023 and under the ATM Program are the only offerings that have been initiated under the Shelf Registration Statement.

11. EARNINGS PER SHARE

The following information sets forth the computations of basic earnings per common share for the three months ended March 31, 2025 and 2024, respectively:

	For the three months ended March 31,
	2025	2024
Net income attributable to common stockholders	$10,041,312	$8,730,003
Divided by:
Basic weighted average shares of common stock outstanding	20,858,466	18,273,919
Diluted weighted average shares of common stock outstanding	21,264,891	18,640,492
Basic earnings per common share	$0.48	$0.48
Diluted earnings per common share	$0.47	$0.47

There were no anti-dilutive shares excluded from the computations of earnings per common share for the three months ended March 31, 2025 and 2024.

12. INCOME TAX

To qualify as a REIT, we must meet a number of organizational and operational requirements, including a requirement that we distribute annually to our stockholders at least 90% of our REIT taxable income prior to the deduction for dividends paid. To the extent that we distribute less than 100% of our REIT taxable income in any tax year (taking into account any distributions made in a subsequent tax year under Sections 857(b)(9) or 858 of the Code), we will pay tax at regular corporate rates on that undistributed portion. Furthermore, if we distribute less than the sum of 1) 85% of our ordinary income for the calendar year, 2) 95% of our capital gain net income for the calendar year, and 3) any undistributed shortfall from our prior calendar year (the “Required Distribution”) to our stockholders during any calendar year (including any distributions declared by the last day of the calendar year but paid in the subsequent year), then we are required to pay a non-deductible excise tax equal to 4% of any shortfall between the Required Distribution and the amount that was actually distributed. The 90% distribution requirement does not require the distribution of net capital gains. However, if we elect to retain any of our net capital gain for any tax year, we must notify our stockholders and pay tax at regular corporate rates on the retained net capital gain. Our stockholders must include their proportionate share of the retained net capital gain in their taxable income for the tax year, and they are deemed to have paid the REIT’s tax on their proportionate share of the retained capital gain. Furthermore, such retained capital gain may be subject to the nondeductible 4% excise tax. If it is determined that our estimated current year taxable income will be in excess of estimated dividend distributions (including capital gain dividend) for the current year from such income, we will accrue excise tax on estimated excess taxable income as such taxable income is earned. The annual expense is calculated in accordance with applicable tax regulations. Excise tax expense, if any, is included in the line item, income tax expense. For the three months ended March 31, 2025 and 2024, we did not incur excise tax expense.

As of March 31, 2025 and December 31, 2024, the Company does not have any unrecognized tax benefits.

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

Recurring Fair Value Measurements

The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2025 and December 31, 2024:

	As of March 31, 2025
	Level 1	Level 2	Level 3	Total
Financial assets:
Loans, at fair value - related party	$-	$-	$5,335,000	$5,335,000

	As of December 31, 2024
	Level 1	Level 2	Level 3	Total
Financial assets:
Loans, at fair value - related party	$-	$-	$5,335,000	$5,335,000

Financial Assets and Liabilities Not Measured at Fair Value

As of March 31, 2025 and December 31, 2024, the carrying values and fair values of the Company’s financial assets and liabilities recorded at amortized cost are as follows:

		As of March 31,		As of December 31,
		2025		2024
	Level in Fair Value Hierarchy	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Loans held for investment	3	$399,455,479	$397,090,069	$402,477,046	$399,771,293
Cash and cash equivalents	1	9,879,177	9,879,177	26,400,448	26,400,448
Interest receivable	2	1,515,898	1,515,898	1,453,823	1,453,823
Other receivables and assets, net	2	525,277	525,277	459,187	459,187
Related party receivables	2	1,228,559	1,228,559	3,370,339	3,370,339

Financial liabilities:
Revolving loan	2	$38,000,000	$37,745,771	$55,000,000	$54,694,925
Notes payable, net	2	49,155,713	49,383,204	49,096,250	49,306,996
Accounts payable and other liabilities	2	2,539,925	2,539,925	2,285,035	2,285,035
Interest reserve	2	547,526	547,526	1,297,878	1,297,878
Management and incentive fees payable	2	1,735,533	1,735,533	2,863,158	2,863,158
Related party payables	2	1,586,509	1,586,509	2,043,403	2,043,403
Investments payable	2	500,000	495,000	—	—
Dividend payable	2	9,820,079	9,820,079	13,605,153	13,605,153

Our loans are held for investment and are substantially secured by real estate, equipment, licenses and other assets of the borrowers to the extent permitted by the applicable laws and the regulations governing such borrowers. The aggregate fair value of the Company’s held for investment portfolio was approximately $397.1 million and $399.8 million, with gross unrecognized holding losses of $2.4 million and $2.7 million as of March 31, 2025 and December 31, 2024, respectively. The fair values, which are classified as Level 3 in the fair value hierarchy, are estimated using discounted cash flow models based on current market inputs for similar types of arrangements. The primary sensitivity in these models is based on the selection of appropriate discount rates. Fluctuations in these assumptions could result in different estimates of fair value.

14. DIVIDENDS AND DISTRIBUTIONS

The following table summarizes the Company’s dividends declared during the three months ended March 31, 2025 and 2024.

	Record Date	Payment Date	Common Share Distribution Amount	Taxable Ordinary Income	Return of Capital	Section 199A Dividends
Regular cash dividend	3/31/2025	4/15/2025	$0.47	$0.47	$-	$0.47
Total cash dividend			$0.47	$0.47	-	$0.47

	Record Date	Payment Date	Common Share Distribution Amount	Taxable Ordinary Income	Return of Capital	Section 199A Dividends
Regular cash dividend	3/28/2024	4/15/2024	$0.47	$0.47	$-	$0.47
Total cash dividend			$0.47	$0.47	$-	$0.47

15. SEGMENT REPORTING

The Company uses the management approach to determine reportable operating segments. The Company operates through a single operating and reporting segment with an investment objective to generate both current income and capital appreciation through its investments in loans. The management approach considers the internal organization and reporting used by the Company’s Co-Chief Executive Officers, the Chief Financial Officer, and the President which comprise the chief operating decision maker (“CODM”) for making decisions, allocating resources and assessing performance. The CODM assesses the performance and makes operating decisions of the Company on a consolidated basis primarily based on the Company’s net income as presented on the accompanying consolidated statements of income. In addition to other factors and metrics, the CODM utilizes net income as a key determinant of the amount of dividends to be distributed to the Company's stockholders.

As the Company’s operations comprise of a single reporting segment, the segment assets are reflected on the accompanying consolidated balance sheets as “total assets” and the significant segment expenses are listed on the accompanying consolidated statement of operations.

16. SUBSEQUENT EVENTS

Restricted Stock Awards

On April 1, 2025, 187,157 restricted stock awards were granted, of which 15,213 and 171,944 were granted to members of the Board and employees of the Manager, respectively. Upon vesting pursuant to the respective award agreements, the restricted stock awards are exchanged for an equal number of shares of the Company’s common stock.

Payment of Dividend

On April 15, 2025, the Company paid its regular quarterly dividend of $0.47 per common share relating to the first quarter of 2025 to stockholders of record as of the close of business on March 31, 2025. The total amount of the cash dividend payment was approximately $9.8 million.

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

Our loans are secured by real estate and, in addition, when lending to owner-operators in the cannabis industry, other collateral, such as equipment, receivables, licenses or other assets of the borrowers to the extent permitted by applicable laws and regulations. In addition, we seek to impose strict loan covenants and seek personal or corporate guarantees for additional protection. As of March 31, 2025 and December 31, 2024, 61.2% and 50.0%, respectively, of the principal of loans held in our portfolio are backed by personal or corporate guarantees. We aim to maintain a portfolio diversified across jurisdictions and across verticals, including cultivators, processors, dispensaries, as well as ancillary businesses. In addition, we may invest in borrowers that have equity securities that are publicly traded on the Canadian Stock Exchange (“CSE”) in Canada and/or over-the-counter in the United States.

As of March 31, 2025, our portfolio is comprised primarily of first mortgages to established multi-state or single-state cannabis operators or property owners. We consider cannabis operators to be established if they are state-licensed and are deemed to be operational and in good standing by the applicable state regulator. We do not own any stock, warrants to purchase stock or other forms of equity in any of our portfolio companies that are involved in the cannabis industry, and we will not take stock, warrants or equity in such issuers until permitted by applicable laws and regulations, including U.S. federal laws and regulations.

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

We generate revenue primarily in the form of interest income on loans. As of March 31, 2025 and December 31, 2024, approximately 58.5% and 62.1%, respectively, of our total portfolio was comprised of floating rate loans, and 41.5% and 37.9% of our total portfolio was comprised of fixed rate loans, respectively. The floating rate loans described above are variable based upon the Prime Rate plus an applicable margin, and in many cases, a Prime Rate floor. We have one floating rate loan, which comprises approximately 0.1% of the aggregate portfolio outstanding principal that bears a rate based on SOFR.

The below table reflects the changes in the Prime Rate since January 1, 2024:

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

To qualify as a REIT, we must meet a number of organizational and operational requirements, including a requirement that we distribute annually to our stockholders at least 90% of our REIT taxable income prior to the deduction for dividends paid. To the extent that we distribute less than 100% of our REIT taxable income in any tax year (taking into account any distributions made in a subsequent tax year under Sections 857(b)(9) or 858 of the Code), we will pay tax at regular corporate rates on that undistributed portion. Furthermore, if we distribute less than the sum of 1) 85% of our ordinary income for the calendar year, 2) 95% of our capital gain net income for the calendar year, and 3) any undistributed shortfall from our prior calendar year (the “Required Distribution”) to our stockholders during any calendar year (including any distributions declared by the last day of the calendar year but paid in the subsequent year), then we are required to pay a non-deductible excise tax equal to 4% of any shortfall between the Required Distribution and the amount that was actually distributed. The 90% distribution requirement does not require the distribution of net capital gains. However, if we elect to retain any of our net capital gain for any tax year, we must notify our stockholders and pay tax at regular corporate rates on the retained net capital gain. Our stockholders must include their proportionate share of the retained net capital gain in their taxable income for the tax year, and they are deemed to have paid the REIT’s tax on their proportionate share of the retained capital gain. Furthermore, such retained capital gain may be subject to the nondeductible 4% excise tax. If it is determined that our estimated current year taxable income will be in excess of estimated dividend distributions (including capital gain dividend) for the current year from such income, we will accrue excise tax on estimated excess taxable income as such taxable income is earned. The annual expense is calculated in accordance with applicable tax regulations. Excise tax expense, if any, is included in the line item, income tax expense. For the three months ended March 31, 2025, we did not incur excise tax expense.

Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 740 - Income Taxes (“ASC 740”), prescribes a recognition threshold and measurement attribute for the consolidated financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. We have analyzed our various federal and state filing positions and believe that our income tax filing positions and deductions are documented and supported as of March 31, 2025. Based on our evaluation, there is no reserve for any uncertain income tax positions. Accrued interest and penalties, if any, are included within other liabilities in the consolidated balance sheets.

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

These factors could lower our net interest income or cause a net loss during periods of rising interest rates, which would harm our financial condition, cash flows and results of operations. As of March 31, 2025, 58.5% of our floating rate loans, based on total principal outstanding have interest Prime rate floors as summarized below:

As of March 31, 2025
Prime Rate Floor	Outstanding Principal
8.50%	$50,469,178
8.00%	7,460,000
7.75%	16,995,029
7.50%	45,865,201
7.00%	75,616,173
6.25%	19,255,716
5.50%	520,000
0.00%	21,789,444
$237,970,741

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

Developments During the First Quarter of 2025

Updates to Our Loan Portfolio during the First Quarter of 2025

Loan #9

On March 31, 2025, following completion of the foreclosure proceedings, the Company extinguished the original term loan, previously identified as Loan #9, and the Agent distributed the assets acquired from the foreclosure to the Lenders pursuant to an Agreement Among Lenders by and between the Agent and Lenders (the "AAL"). Pursuant to the AAL, the affiliated co-lender received rights to the membership interests acquired in the UCC sale and intends to engage third-parties, as necessary, and is currently in the process of restoring the business to a fully operational status. Further pursuant to the AAL, in satisfaction of the original loan, the Company now holds two loans with an aggregate principal balance of approximately $16.5 million, comprised of a $14.5 million first lien judgment loan (the "Judgment Loan") and a $2.0 million second lien term loan (the "Term Loan"), which had an aggregate fair value of approximately $16.5 million, resulting in a gain on extinguishment of approximately $66 thousand. The fair value of each of the Judgment Loan and Term Loan was determined by the Manager's investment committee using Level 3 inputs under the discounted cash flow method.

The Judgment Loan bears interest at a statutory rate of 9.0% pursuant to Illinois law, and will remain outstanding until paid by the borrower. The Term Loan bears interest at a contractual rate of 9.0% and has a maturity of March 31, 2028. The assets securing the original loan, which included mortgaged cultivation real estate in Pennsylvania and operations related thereto, continue to secure the Judgment Loan and the Term Loan. Accordingly, by virtue of the relationship between the Company, as holder of the Judgment Loan and the Term Loan, and the affiliated co-lender, as new owner of the membership interests of the original borrower credit parties, Loan #9 remains a related party loan. For comparability to previously issued financial statements, management will continue to reference the Judgment Loan and the Term Loan, collectively, as Loan #9, as shown in Note 3.

In connection with the extinguishment of the original Loan #9, the CECL reserve of approximately $1.2 million was reversed, primarily due to the fact that the Company is the sole owner of the Judgment Loan and the Term Loan, which now include a senior liquidation preference and represent the only indebtedness in the borrower's new capital structure. These factors improve the Company's expectations regarding collectibility of principal and interest. In April 2025, the borrower opened its three dispensary locations all of which were previously non-operational and expect improved financial performance as a result. However; given the history of non-payment resulting from these locations being non-operational, management will closely monitor and evaluate the financial and cash flow performance of the now operational assets, before restoring Loan #9 to accrual status. Accordingly, Loan #9 remains on non-accrual status as of March 31, 2025. The Company intends to hold both the Judgment Loan and the Term Loan until maturity or payoff, as applicable, and therefore has classified these assets as loans held for investment - related party as of March 31, 2025, with a carrying value of approximately $16.5 million.

Dividends Declared Per Share

During the three months ended March 31, 2025, we declared an ordinary cash dividend of $0.47 per share of our common stock, relating to the first quarter of 2025, which was paid on April 15, 2025 to stockholders of record as of the close of business on March 31, 2025. The total amount of the cash dividend payment was approximately $9.8 million.

The payment of this dividend is not indicative of our ability to pay such dividends in the future.

Results of Operations

Comparison of the three months ended March 31, 2025 and 2024

	For the three months ended March 31,		Variance
	2025	2024	Amount	%
Revenues
Interest income	$15,107,315	$15,343,667	$(236,352)	-2%
Interest expense	(2,065,382)	(2,104,050)	38,668	-2%
Net interest income	13,041,933	13,239,617	(197,684)	-1%

Expenses
Management and incentive fees, net	1,735,533	1,754,741	(19,208)	-1%
General and administrative expense	1,196,106	1,390,267	(194,161)	-14%
Professional fees	492,946	449,858	43,088	10%
Stock based compensation	649,312	531,293	118,019	22%
(Benefit) provision for current expected credit losses	(1,073,276)	380,279	(1,453,555)	-382%
Total expenses	3,000,621	4,506,438	(1,505,817)	-33%
Change in unrealized gain on investments	-	(75,604)	75,604	100%
Realized gain on debt securities, at fair value	-	72,428	(72,428)	100%
Net Income before income taxes	10,041,312	8,730,003	1,311,309	15%
Income tax expense	-	-	-	-
Net Income	$10,041,312	$8,730,003	$1,311,309	15%

•
Interest income decreased by approximately $0.2 million during the quarter ended March 31, 2025, compared to the quarter ended March 31, 2024. The decrease was driven primarily by the outstanding principal of the Company's loans that bear a floating rate which decreased from 77% at March 31, 2024 to 58.5% at March 31, 2025. Interest income from prepayment fees and acceleration of original issue discounts and other upfront fees generated approximately $0.4 million and $0.1 million of gross interest income during the three months ended March 31, 2025 and 2024, respectively. Additionally, the weighted average YTM IRR on our portfolio decreased from 19.4% at March 31, 2024 to 16.9% at March 31, 2025, as a result of certain re-pricing amendments relating to de-risking of our portfolio and the impact of the 100 basis point prime rate decline on our floating rate portfolio.
•
Interest expense remained consistent over the comparative period. The Notes Payable, which were not included in interest expense during the three months ended March 31, 2024, contributed to approximately $1.2 million of the expense during the first quarter of 2025. This increase was offset by decrease in the weighted average outstanding balance on the Revolving Loan, which was approximately $41.6 million and $90.4 million, as of March 31, 2025 and 2024, respectively.
•
Base management and incentive fees payable to our Manager remained consistent over the comparative period. Management fees were approximately $1.2 million for the three months ended March 31, 2025, as compared to approximately $1.1 million for the three months ended March 31, 2024. The slight increase in management fees was primarily attributable to the increase in weighted average equity as defined by the Management Agreement for the comparable period. The origination fee offsets in the three months ended March 31, 2025 were approximately $4 thousand, compared to approximately $16 thousand for the three months ended March 31, 2024. Incentive fees were approximately $0.5 million for the three months ended March 31, 2025, as compared to approximately $0.7 million for the three months ended March 31, 2024.
•
General and administrative expenses and professional fees decreased by approximately $151 thousand for the three months ended March 31, 2025, as compared to the three months ended March 31, 2024. The decrease was primarily due to a decrease in overhead reimbursements for costs incurred by the Manager on behalf of the Company, which were approximately $1.1 million for the three months ended March 31, 2025, compared to approximately $1.2 million for the three months ended March 31, 2024.
•
Stock based compensation expense increased slightly by approximately $0.1 million for the three months ended March 31, 2025, as compared to the three months ended March 31, 2024. The increase over the comparative period is driven by the incremental expense recognized on the 187,335 of restricted stock awards granted on during 2024, which had not been granted as of March 31, 2024.
•
Our provision for current expected credit losses decreased due to both borrower specific credit factors and regular re-evaluations of overall current macroeconomic conditions affecting our borrowers and the industry.
o
Benefit for current expected credit losses was approximately $1.1 million in the three months ended March 31, 2025, as compared to a provision of approximately $380 thousand in the three months ended March 31, 2024.The decrease in expected credit losses was primarily driven by the $1.2 million reversal from Loan #9 during the three months ended March 31, 2025. The current expected credit loss reserve represents approximately 83 basis points of our aggregate loan commitments held at carrying value of approximately $3.3 million as of March 31, 2025.
o
Changes in portfolio risk composition resulting from principal paydowns and new fundings also contributed to the decrease with reserves on new 2024 originations representing a larger portion of the reserve than loans originated as of March 31, 2024. As of March 31, 2025 and March 31, 2024 approximately 60.3% and 59.5% of our loans carry a risk rating of "1" or 2".
o
We record a reserve liability based on the unfunded portion of loan commitments over the full contractual period over which we are exposed to credit risk through a current obligation to extend credit. Management considered the likelihood that funding will occur, and if funded, the expected credit loss on the funded portion. We continuously evaluate the credit quality of each loan by assessing the risk factors of each loan. The reserve recorded applicable to the $19.8 million of unfunded commitments as of March 31, 2025 is approximately $45 thousand.

Loan Portfolio

As of both March 31, 2025 and December 31, 2024, our portfolio included 30 loans held for investment, with a carrying value of approximately $399.5 million and $402.5 million, respectively, prior to the reserve for current expected credit losses. The aggregate outstanding principal was approximately $401.5 million and $404.7 million as of March 31, 2025 and December 31, 2024, respectively. As of March 31, 2025 and December 31, 2024, our loan portfolio had a weighted-average yield-to-maturity internal rate of return (“YTM IRR”) of 16.9% and 17.2%, respectively, and was substantially secured by real estate and, with respect to certain of our loans, substantially all assets of the borrowers and certain of their subsidiaries, including equipment, receivables, and licenses. YTM IRR is calculated using various inputs, including (i) cash and paid-in-kind (“PIK”) interest, which is capitalized and added to the outstanding principal balance of the applicable loan, (ii) original issue discount (“OID”), (iii) amortization, (iv) unused fees, and (v) exit fees. Certain of our loans have extension fees, which are not included in our YTM IRR calculations, but may increase YTM IRR if such extension options are exercised by borrowers.

The below table summarizes our portfolio of loans held for investment by rate type as of March 31, 2025 and December 31, 2024:

	As of March 31, 2025
	Total Principal	Original Issue Discount	Carrying Value	Percentage of loans held for investment
Fixed-rate loans	$163,307,742	$(591,962)	$162,715,780	40.7%
Floating-rate loans	238,204,074	(1,464,375)	236,739,699	59.3%
Total	$401,511,816	$(2,056,337)	$399,455,479	100.0%

	As of December 31, 2024
	Total Principal	Original Issue Discount	Carrying Value	Percentage of loans held for investment
Fixed-rate loans	$149,771,871	$(545,081)	$149,226,790	37.0%
Floating-rate loans	254,949,683	(1,699,427)	253,250,256	63.0%
Total	$404,721,554	$(2,244,508)	$402,477,046	100.0%

As of March 31, 2025, the Company has one loan held at fair value with a principal balance of $5.5 million, which bears a fixed rate. On an aggregate basis, our total loan portfolio is comprised of 58.5% and 41.5% floating rate loans and fixed rate loans, respectively.

The table below summarizes our portfolio as of March 31, 2025:

Loan (1)	Location(s)	Initial Funding Date (1)	Maturity Date (2)	Principal Balance	Original Issue Discount	Carrying Value	Percentage of Loans Held for Investment	Future Fundings	Interest Rate (3)	Periodic Payment (4)	YTM IRR (5)
1	Various	10/27/2022	10/30/2026	$19,255,716	$(271,789)	$18,983,927	4.8%	-	P+6.5% Cash (8)	P&I	17.1%
2	Michigan	12/31/2021	12/31/2025	27,110,506	-	27,110,506	6.8%	-	P+3% Cash (13)	I/O	17.3%
3	Various	11/18/2021	1/29/2027	21,384,473	(461,592)	20,922,881	5.2%	-	P+10.375% Cash, 2.75% PIK (11)(14)(15)	P&I	22.6%
4	Arizona	4/19/2021	6/17/2026	6,626,809	-	6,626,809	1.7%	-	11.91% Cash	I/O	17.0%
6	Michigan	8/20/2021	1/30/2026	4,958,672	-	4,958,672	1.2%	-	P+6.5% Cash (13)	P&I	17.2%
7	Illinois, Arizona	8/24/2021	6/30/2025	23,573,222	(27,357)	23,545,865	5.9%	-	P+6% Cash, 2% PIK (9)	I/O	19.3%
8	West Virginia	9/1/2021	12/31/2025	8,491,943	-	8,491,943	2.1%	-	10% Cash	I/O	15.0%
9	Pennsylvania	3/31/2025	3/31/2028	16,576,987	(108,037)	16,468,950	4.1%	-	9.0% Cash (16)	I/O	9.5%
12	Various	11/8/2021	10/31/2027	13,285,201	(52,847)	13,232,354	3.3%	-	P+7% Cash, 2% PIK (10)	P&I	19.3%
16	Florida	12/30/2021	8/29/2025	6,557,500	(15,812)	6,541,688	1.6%	-	16.75% Cash	I/O	31.2%
18	Ohio	2/3/2022	12/31/2025	45,589,764	(326,924)	45,262,840	11.3%	-	P+1.75% Cash, 5% PIK (9)(17)	I/O	16.5%
19	Florida	3/11/2022	12/31/2025	18,378,759	(17,969)	18,360,790	4.6%	-	11% Cash, 5% PIK	I/O	16.5%
20	Missouri	5/9/2022	11/28/2025	21,675,015	(48,086)	21,626,929	5.4%	-	11% Cash, 2% PIK	P&I	14.7%
21	Illinois	7/1/2022	7/29/2026	6,453,187	(29,315)	6,423,872	1.6%	-	P+7% Cash, 2% PIK (9)	P&I	23.3%
23	Arizona	3/27/2023	3/31/2026	1,560,000	(16,591)	1,543,409	0.4%	-	P+7.5% Cash (12)	P&I	18.7%
24	Oregon	3/31/2023	9/27/2026	520,000	-	520,000	0.1%	-	P+10.5% Cash (7)	P&I	21.7%
25	New York	8/1/2023	6/29/2036	24,337,297	-	24,337,297	6.1%	-	15% Cash	P&I	16.6%
27	Nebraska	8/15/2023	6/30/2027	17,400,000	-	17,400,000	4.4%	-	P+6.5% Cash (18)	P&I	15.7%
29	Illinois	10/11/2023	10/9/2026	1,920,477	-	1,920,477	0.5%	-	11.4% Cash, 1.5% PIK	I/O	14.7%
30	Missouri, Arizona	12/19/2023	12/31/2026	18,400,000	(122,131)	18,277,869	4.6%	-	P+7.75% Cash (13)	I/O	18.7%
31	California, Illinois	5/3/2023	5/3/2026	6,680,000	-	6,680,000	1.7%	-	P+8.75% Cash (10)	P&I	18.3%
32	Nevada	4/15/2024	8/15/2027	5,900,000	(25,351)	5,874,649	1.5%	-	P+6.5% Cash (12)	P&I	16.1%
33	Minnesota	5/20/2024	5/28/2027	1,080,000	(4,286)	1,075,714	0.3%	-	12% Cash (14)	I/O	12.9%
34	Arizona	6/17/2024	5/29/2026	10,000,000	-	10,000,000	2.5%	-	11.91% Cash	I/O	12.8%
35	California	8/23/2024	8/23/2027	24,438,420	-	24,438,420	6.1%	-	12% Cash, 3% PIK	P&I	16.3%
36	Illinois	10/28/2024	1/1/2027	25,900,000	(107,202)	25,792,798	6.5%	1,700,000	P+6.25% Cash (10)	I/O	15.4%
37	Various	11/26/2024	11/24/2028	20,069,535	(365,730)	19,703,805	4.9%	10,000,000	12% Cash, 1% PIK (19)	I/O	15.2%
38	Various	12/13/2024	7/14/2025	2,905,000	(24,676)	2,880,324	0.7%	2,095,000	10% Cash (19)	I/O	16.1%
40	Various	3/28/2025	7/28/2028	233,333	(23,276)	210,057	0.1%	-	SOFR +10.25% Cash (6)	I/O	19.4%
41	Ohio	3/1/2025	3/13/2027	250,000	(7,366)	242,634	0.1%	-	14.5% Cash	I/O	16.4%
			Total	$401,511,816	$(2,056,337)	$399,455,479	100%	$13,795,000		Wtd Average	16.9%

(1)
Loan numbering in the table above is maintained from origination for purposes of comparability and may not be sequential due to maturities, payoffs, or refinancings.
(2)
Certain loans are subject to contractual extension options as stipulated in the loan agreement. Actual maturities may differ from contractual maturities stated herein and certain borrowers may have the right to prepay with or without a contractual prepayment penalty. The Company may also extend contractual maturities and amend other terms of the loans in connection with loan modifications.
(3)
"P" = prime rate; "SOFR"= Secured Overnight Financing Rate. "P" and "SOFR" represent floating rate loans that pay interest at the designed benchmark rate plus an applicable spread; "PIK" = paid-in-kind interest.
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

(12)
This Loan is subject to a prime rate floor of 8.00%
(13)
This Loan is subject to a prime rate floor of 8.50%
(14)
The borrower of Loan #33 is an affiliate of the borrower of Loan #3, a related party. The aggregate principal balance of these loans is included on the consolidated balance sheet as loans held for investment - related party. See Note 8 of the consolidated financial statements for further details.
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
(16)
Loan #9, is comprised of two tranches, a $14.5 million first lien judgment loan (the "Judgment Loan") and a $2.0 million second lien term loan (the "Term Loan"). The Judgment Loan and the Term Loan bear interest at a rate of 9.0%. The Judgment Loan has no contractual maturity and will remain outstanding until paid by the obligor and the Term Loan has a maturity of March 31, 2028. For comparability to previously issued financial statements, management will continue to reference the Judgment Loan and the Term Loan, collectively, as Loan #9, and the maturity date presented represents the maturity date of the Term Loan. See Note 8 for additional information.
(17)
An affiliate under common control holds a controlling equity investment in this portfolio company (Note 8).
(18)
This loan has floating grid pricing based on the Prime Rate plus a spread of 5.00% to 8.75% based on monthly annualized EBITDA performance. As of March 31, 2025, applied interest rate is Prime Rate + 6.50%.
(19)
Loan #37 and Loan #38 bear unused fees on the unfunded commitment of 0.75% and 1.50% per annum, respectively.

The following tables summarize our loans held for investment as of March 31, 2025 and December 31, 2024:

	As of March 31, 2025
	Outstanding Principal	Original Issue Discount	Carrying Value	Weighted Average Remaining Life (Years) (1)
Senior Term Loans	$401,511,816	$(2,056,337)	$399,455,479	2.1
Current expected credit loss reserve	-	-	(3,274,058)
Total loans held at carrying value, net	$401,511,816	$(2,056,337)	$396,181,421

	As of December 31, 2024
	Outstanding Principal	Original Issue Discount	Carrying Value	Weighted Average Remaining Life (Years) (1)
Senior Term Loans	$404,721,554	$(2,244,508)	$402,477,046	2.2
Current expected credit loss reserve	-	-	(4,346,869)
Total loans held at carrying value, net	$404,721,554	$(2,244,508)	$398,130,177

(1)
Weighted average remaining life is calculated based on the carrying value of the loans as of March 31, 2025 and December 31, 2024, respectively.

The following tables present changes in loans held for investment at carrying value as of and for the three months ended March 31, 2025 and 2024:

	Principal	Original Issue Discount	Current Expected Credit Loss Reserve	Carrying Value
Balance at December 31, 2024	$404,721,554	$(2,244,508)	$(4,346,869)	$398,130,177
New fundings	4,365,832	(181,800)	-	4,184,032
Principal repayment of loans	(9,170,628)	-	-	(9,170,628)
Accretion of original issue discount	-	369,971	-	369,971
PIK Interest	1,595,058	-	-	1,595,058
Decrease in provision for current expected credit losses	-	-	1,072,811	1,072,811
Balance at March 31, 2025	$401,511,816	$(2,056,337)	$(3,274,058)	$396,181,421

	Principal	Original Issue Discount	Current Expected Credit Loss Reserve	Carrying Value
Balance at December 31, 2023	$355,745,305	$(2,104,695)	$(4,972,647)	$348,667,963
New fundings	22,485,888	(105,081)	-	22,380,807
Principal repayment of loans	(3,663,452)	-	-	(3,663,452)
Accretion of original issue discount	-	477,756	-	477,756
PIK Interest	3,008,593	-	-	3,008,593
Increase in provision for current expected credit losses	-	-	(383,371)	(383,371)
Balance at March 31, 2024	$377,576,334	$(1,732,020)	$(5,356,018)	$370,488,296

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

The following table provides a reconciliation of GAAP net income to Distributable Earnings and Adjusted Distributable Earnings (in thousands, except per share data):

	Three months ended	Three months ended
	March 31, 2025	March 31, 2024
Net Income	$10,041,312	$8,730,003
Adjustments to net income
Stock based compensation	649,312	531,293
Amortization of debt issuance costs	110,309	90,915
(Benefit) provision for current expected credit losses	(1,073,276)	380,279
Change in unrealized gain on investments	-	75,604
Distributable Earnings	$9,727,657	$9,808,094
Basic weighted average shares of common stock outstanding (in shares)	20,858,466	18,273,919
Basic Distributable Earnings per Weighted Average Share	$0.47	$0.54
Diluted weighted average shares of common stock outstanding (in shares)	21,264,891	18,640,492
Diluted Distributable Earnings per Weighted Average Share	$0.46	$0.53

Book Value Per Share

The book value per share of our common stock as of March 31, 2025 and December 31, 2024 was approximately $14.87 and $14.83, respectively.

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

As of March 31, 2025 and December 31, 2024, all of our cash was unrestricted and totaled approximately $9.9 million and $26.4 million, respectively. We believe that our cash on hand, capacity available under our Revolving Loan, and cash flows from operations for the next twelve months will be sufficient to satisfy the operating requirements of our business through at least the next twelve months. The sources of financing for our target investments are described below.

Credit Facility

As of March 31, 2025 and December 31, 2024, unamortized debt issuance costs related to the Revolving Loan, including all amendments and amendments and restatements thereto, as applicable, of $254,229 and $305,075, respectively, are recorded in other receivables and assets, net on the consolidated balance sheets.

As of and for the three months ended March 31, 2025, the Company had net repayments of $17.0 million against the Revolving Loan. As of March 31, 2025, the Company had $72.0 million available and $38.0 million outstanding under the Revolving Loan (Note 7 of Part 1, Item 1 - Financial Information).

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

The Unsecured Notes provide for certain affirmative covenants, including requiring us to deliver certain financial information and any notices of default, and conducting business in the normal course. Additionally, the Company must comply with certain financial and non-financial covenants including but not limited to: (1) minimum stockholders' equity of $200.0 million, (2) maximum aggregate indebtedness of $225.0 million, subject to increase from time to time based upon ratable increases in stockholders' equity, and (3) maintenance of a credit rating. As of March 31, 2025, the Company is in compliance with all financial covenants with respect to the Unsecured Notes.

Capital Markets

We may seek to raise further equity capital and issue debt securities in order to fund our future investments in loans. Our Shelf Registration Statement became effective on January 19, 2023, allowing us to sell, from time to time in one or more offerings, up to $500 million of our securities, including common stock, preferred stock, debt securities, warrants and rights (including as part of a unit) to purchase shares of our common stock, preferred stock, or debt securities. The specifics of any future offerings, along with the use of proceeds of any securities offered, will be described in detail in a prospectus supplement, or other offering materials, at the time of any offering. We may also access liquidity through our ATM Program, which was established in June 2023 and amended in March 2025, pursuant to which we may sell, from time to time, up to $100.0 million of our common stock.

During the quarter ended March 31, 2024, the Company sold an aggregate of 896,443 shares of the Company’s common stock under the Sales Agreement at a weighted average price of $15.93 per share, generating net proceeds of approximately $13.9 million.

During the quarter ended March 31, 2025, the Company sold an aggregate of 64,557 shares of the Company’s common stock under the Sales Agreement at a weighted average price of $16.01 per share, generating net proceeds of approximately $1.0 million.

Cash Flows

The following table sets forth changes in cash and cash equivalents for the three months ended March 31, 2025 and 2024, respectively:

	For the three months ended March 31,
	2025	2024
Net income	$10,041,312	$8,730,003
Adjustments to reconcile net income to net cash used in operating activities and changes in operating assets and liabilities	(2,416,144)	(1,812,131)
Net cash provided by operating activities	7,625,168	6,917,872
Net cash provided by/(used in) investing activities	5,507,310	(18,717,355)
Net cash (used in)/provided by financing activities	(29,653,749)	10,805,556
Change in cash and cash equivalents	(16,521,271)	(993,927)

Net Cash Provided by Operating Activities

For the three months ended March 31, 2025 and 2024, we reported “Net cash provided by operating activities” of approximately $7.6 million and $6.9 million, respectively. Net cash provided by operating activities increased approximately $0.7 million, primarily attributable to a decrease in PIK interest of approximately $1.4 million, increase in related party net payable of approximately $2.1 million, a decrease in management and incentive fees payable of approximately $0.3 million and an increase in net income over the comparable period of approximately $1.3 million. These changes were offset by a decrease in the interest reserve for applied interest payments of approximately $2.2 million, a decrease in provision for current expected credit losses of approximately $1.4 million and an increase in stock based compensation of approximately $0.1 million, over the comparable period.

Net Cash Provided by/(Used in) by Investing Activities

For the three months ended March 31, 2025 and 2024, we reported “Net cash provided by/(used in) investing activities” of approximately $5.5 million and $(18.7) million, respectively.

For the three months ended March 31, 2025 cash outflows primarily related to $3.7 million used for the origination and funding of loans held for investment, partially offset by $9.2 million of cash received from the principal repayment of loans held for investment.

For the three months ended March 31, 2024, cash outflows primarily related to $22.4 million used for the origination and funding of loans held for investment, partially offset by $3.7 million of cash received from the principal repayment of loans held for investment.

Net Cash (Used in)/Provided by Financing Activities

For the three months ended March 31, 2025 and 2024, we reported “Net cash (used in)/provided by financing activities” of approximately $(29.7) million and $10.8 million, respectively.

For the three months ended March 31, 2025, cash inflows of approximately $1.0 million related to proceeds received from sales of our common stock through the registered at-the-market offering, which were offset by approximately $17.0 million in net repayments on our Revolving Loan, $13.6 million in dividends paid and approximately $82 thousand in offering costs associated with the registered at-the-market offering.

For the three months ended March 31, 2024, cash inflows of approximately $9.8 million related to proceeds received from sales of our common stock through the registered at-the-market offering and $15.3 million net draw downs on our Revolving Loan, which were offset by $13.9 million in dividends paid, approximately $50 thousand in debt issuance costs paid, and approximately $340 thousand in offering costs associated with the registered at-the-market offering.

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

The following table summarizes the Company’s dividends declared during the three months ended March 31, 2025 and 2024, respectively.

	Record Date	Payment Date	Common Share Distribution Amount	Taxable Ordinary Income	Return of Capital	Section 199A Dividends
Regular cash dividend	3/31/2025	4/15/2025	$0.47	$0.47	$-	$0.47
Total cash dividend			$0.47	$0.47	-	$0.47

	Record Date	Payment Date	Common Share Distribution Amount	Taxable Ordinary Income	Return of Capital	Section 199A Dividends
Regular cash dividend	3/28/2024	4/15/2024	$0.47	$0.47	$-	$0.47
Total cash dividend			$0.47	$0.47	$-	$0.47

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

To estimate the historic loan losses relevant to our portfolio, we evaluate our historical loan performance, which includes zero realized loan losses since our inception of operations. Additionally, we analyzed our repayment history, noting we have limited “true”

operating history, since the incorporation date of March 30, 2021. However, our Sponsor has had operations for the past five fiscal years and has made investments in similar loans that have similar characteristics, including interest rate, collateral coverage, guarantees, and prepayment/make whole provisions, which fall into the pools identified above.

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

The risk ratings are primarily based on historical data and current conditions specific to each portfolio company, as well as consideration of future economic conditions and each borrower’s estimated ability to meet debt service requirements. The risk ratings shown in the following table as of March 31, 2025 and December 31, 2024 consider borrower specific credit history and performance and quarterly re-evaluation of overall current macroeconomic conditions affecting the borrowers. As interest rates have increased due to rising rates from the Federal Reserve Board, it has impacted borrowers’ ability to service their debt obligations on a global scale. Changes in risk ratings had an effect on the level of the current expected credit loss reserve though, other than the one loan placed on non-accrual status, the loans continued to perform as expected. For approximately 50.4% of the portfolio, the fair value of the underlying real estate collateral exceeded the amounts outstanding under the loans as of March 31, 2025. The remaining approximately 49.6% of the portfolio, while not fully collateralized by real estate, may be partially collateralized by real estate and was secured by other forms of collateral including equipment, receivables, licenses and/or other assets of the borrowers to the extent permitted by applicable laws and regulations governing such borrowers.

As of March 31, 2025 and December 31, 2024, the carrying value, excluding the CECL Reserve, of the Company’s loans within each risk rating by year of origination is as follows:

	As of March 31, 2025(1)
Risk Rating	2025	2024	2023	2022	2021	Total
1	$-	$1,075,713	$520,000	$21,626,930	$-	$23,222,643
2	1,040,870	64,835,378	63,479,052	64,691,470	23,545,865	217,592,635
3	242,634	34,737,436	-	72,373,346	29,701,304	137,054,720
4	-	10,000,000	-	-	11,585,481	21,585,481
5	-	-	-	-	-	-
Total	$1,283,504	$110,648,527	$63,999,052	$158,691,746	$64,832,650	$399,455,479

(1)
Amounts are presented by loan origination year with subsequent advances shown in the original year of origination.

Accounting Policies and Estimates

As of March 31, 2025, there were no significant changes in the application of our accounting policies or estimates from those presented in our annual report on Form 10-K. Refer to Note 2 to our consolidated financial statements for the three months ended March 31, 2025, titled “Significant Accounting Policies” for information on recent accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks in the ordinary course of our business. These risks primarily relate to fluctuations in interest rates. Our loans are typically valued using a yield analysis, which is typically performed for performing loans to borrowers. Changes in market yields may change the fair value of certain of our loans. Generally, an increase in market yields may result in a decrease in the fair value of certain of our loans, however this is mitigated to the extent our loans bear interest at a floating rate. As of March 31, 2025, we had 16 floating-Prime rate loans, representing approximately 58.5% of our total loan portfolio based on outstanding principal balances, subject to a Prime Rate floor. We estimate that a hypothetical 100 basis points increase in the Prime Rate would result in an increase in annual cash interest income, excluding the effects of PIK interest, of approximately $2.4 million and a 100 basis points decrease in the Prime Rate would result in a decrease in annual interest income of approximately $0.8 million. Our loans generally have a Prime Rate floor established at the prevailing Prime Rate at the time of origination. Refer to Note 3 for Prime Rate floor by loan.

In addition, our Revolving Loan is exposed to similar market risks. Changes in market rates may change the fair value of our Revolving Loan as our loan bears interest at the greater of (1) the Prime Rate plus the applicable margin and (2) 3.25%. As of March 31, 2025, we had an outstanding balance of $38.0 million under the Revolving Loan. Based on our outstanding balance as of March 31, 2025, we estimate that a hypothetical 100 basis points increase in the Prime Rate would result in an increase in annual cash interest expense, excluding unused fees, of approximately $0.4 million and a 100 basis points decrease in the Prime Rate would result in a decrease in annual interest expense of approximately $0.4 million.

The Unsecured Notes bear a fixed interest rate of 9.00% per annum and are not impacted by changes in market rates.

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

While we believe the principal amounts of our loans are generally adequately protected by underlying collateral value, there is a risk that we will not realize the entire principal value of certain loans, particularly those not fully collateralized by real estate. In order to mitigate that risk, our loans are generally collateralized by other assets, such as equipment, receivables, licenses or other assets of the borrowers to the extent permitted by applicable laws and regulations. In addition, we seek to impose strict loan covenants and seek personal or corporate guarantees for additional protection. As of March 31, 2025, 50% of our portfolio is fully secured by real estate. Our portfolio on average had real estate collateral coverage of 1.1x as of March 31, 2025, and all of our loans are secured by equity pledges of the borrower entities and all asset liens. As of March 31, 2024, 66% of our portfolio was fully secured by real estate. Our portfolio on average had real estate collateral coverage of 1.3x as of March 31, 2024 and all of our loans were secured by equity pledges of the borrower and all asset liens.

Credit Risk

We are subject to varying degrees of credit risk in connection with our loans and interest receivable. Our Manager seeks to mitigate this risk by seeking to originate loans, and may in the future acquire loans, of higher quality at appropriate prices given anticipated and unanticipated losses, by employing a comprehensive review and selection process and by proactively monitoring originated and acquired loans. Nevertheless, unanticipated credit losses could occur that could adversely impact our operating results. For additional information regarding the credit risk associated with our loans and interest receivables, see “Risk Factors- Loans to relatively new and/or small companies and companies operating in the cannabis industry generally involve significant risks” in our Annual Report on Form 10-K for the year ended December 31, 2024.

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

Our loan portfolio as of March 31, 2025 and December 31, 2024, was concentrated with the top three borrowers representing approximately 24.6% and 24.0% of principal outstanding, respectively. As of and for the three months ended March 31, 2025 and 2024, the top three borrowers represented approximately 24.3% and 29.7% of the total interest income, respectively. The largest loan represented approximately 11.4% and 11.1% of principal outstanding as of March 31, 2025 and December 31, 2024, respectively.

As of March 31, 2025 and December 31, 2024, our borrowers have operations in the jurisdiction noted within the table below based on real estate collateral location or principal place of business:

As of March 31, 2025			As of December 31, 2024
Jurisdiction	Outstanding Principal (1)	Percentage of Our Loan Portfolio	Jurisdiction	Outstanding Principal (1)	Percentage of Our Loan Portfolio
Illinois	$61,370,819	15%	Illinois	$55,958,079	14%
Ohio	61,364,965	15%	Ohio	60,065,707	15%
Florida	42,242,026	11%	Florida	42,712,285	11%
Pennsylvania	35,832,703	9%	Pennsylvania	35,727,045	9%
Missouri	32,082,102	8%	Missouri	38,208,259	9%
Michigan	32,069,178	8%	Michigan	32,068,629	8%
Arizona	28,914,569	7%	Arizona	28,023,340	7%
California	24,859,640	6%	California	26,057,479	6%
New York	24,337,297	6%	New York	25,093,595	6%
Maryland	22,049,473	5%	Maryland	21,835,901	5%
Nebraska	17,400,000	4%	Nebraska	17,400,000	4%
West Virginia	8,491,943	2%	West Virginia	8,491,943	2%
Nevada	5,900,000	1%	Nevada	6,000,000	1%
Texas	2,763,768	1%	Texas	2,756,870	1%
Minnesota	1,160,460	0%	Minnesota	1,116,000	0%
Oregon	672,873	0%	Oregon	580,000	0%
Massachusetts	—	-%	Massachusetts	2,626,423	1%
Total	$401,511,816	100%	Total	$404,721,554	100%

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

In connection with the preparation of this quarterly report on Form 10-Q, our management, including the Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2025. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2025 to ensure that (a) information required to be disclosed in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the forms and rules of the SEC and (b) such information is accumulated and communicated to management, including the Principal Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

Except as discussed in the preceding paragraph, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2025 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

In the normal course of business, we may be subject to various legal proceedings from time to time. We are not party to any material pending legal proceedings required to be disclosed pursuant to Item 103 of Regulation S-K.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024, which could materially affect our business, financial condition and/or results of operations. Except to the extent updated below or to the extent additional factual information disclosed elsewhere in this Quarterly Report on Form 10-Q relates to such risk factors, there have been no material changes to the risk factors described in the “Risk Factors” sections in our Annual Report on Form 10-K for the year ended December 31, 2024. The risks described in our Annual Report on Form 10-K and subsequent Quarterly Reports on Form 10-Q are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None of the Company’s officers or directors have adopted, modified or terminated trading plans under either a Rule 10b5-1 or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933) for the three months ended March 31, 2025.

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

CHICAGO ATLANTIC REAL ESTATE FINANCE, INC.

Dated: May 7, 2025	By:	/s/ Peter Sack
Peter Sack
Co-Chief Executive Officer and Director
(Principal Executive Officer)

Dated: May 7, 2025	By:	/s/ Phillip Silverman
Phillip Silverman
Chief Financial Officer
(Principal Financial Officer)