Form 10-Q
period 2025-06-30
Chicago Atlantic Real Estate Finance, Inc.
filed 2025-08-07
CIK 1867949

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 4, 2025
Common stock, $0.01 par value	21,074,625

CHICAGO ATLANTIC REAL ESTATE FINANCE, INC.

TABLE OF CONTENTS

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CHICAGO ATLANTIC REAL ESTATE FINANCE, INC.

CONSOLIDATED BALANCE SHEETS

	June 30, 2025	December 31, 2024
	(unaudited)
Assets
Loans held for investment	$373,990,760	$364,238,847
Loans held for investment - related party (Note 8)	39,984,724	38,238,199
Loans held for investment, at carrying value	413,975,484	402,477,046
Current expected credit loss reserve	(4,421,348)	(4,346,869)
Loans held for investment at carrying value, net	409,554,136	398,130,177
Loans, at fair value - related party (amortized cost of $5,500,000 and $5,500,000, respectively)	5,500,000	5,335,000
Cash and cash equivalents	35,562,084	26,400,448
Other receivables and assets, net	422,999	459,187
Interest receivable	3,295,906	1,453,823
Related party receivables	879,200	3,370,339
Total Assets	$455,214,325	$435,148,974

Liabilities
Revolving loan	$71,200,000	55,000,000
Notes payable, net	49,215,015	49,096,250
Dividend payable	9,905,074	13,605,153
Related party payables	1,872,082	2,043,403
Management and incentive fees payable	1,932,957	2,863,158
Accounts payable and other liabilities	1,355,598	2,285,035
Interest reserve	243,435	1,297,878
Payable for investment purchased	9,461,774	-
Total Liabilities	145,185,935	126,190,877
Commitments and contingencies (Note 9)

Stockholders' equity
Common stock, par value $0.01 per share, 100,000,000 shares authorized and 21,074,625 and 20,829,228 shares issued and outstanding, respectively	210,746	208,292
Additional paid-in-capital	321,366,160	318,886,768
Accumulated deficit	(11,548,516)	(10,136,963)
Total stockholders' equity	310,028,390	308,958,097

Total liabilities and stockholders' equity	$455,214,325	$435,148,974

CHICAGO ATLANTIC REAL ESTATE FINANCE, INC.

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	For the three months ended June 30,		For the six months ended June 30,
	2025	2024	2025	2024
Revenues
Interest income	$16,502,035	$15,022,431	$31,609,350	$30,366,098
Interest expense	(2,077,048)	(1,838,932)	(4,142,430)	(3,942,982)
Net interest income	14,424,987	13,183,499	27,466,920	26,423,116

Expenses
Management and incentive fees, net	1,932,957	1,774,880	3,668,490	3,529,621
General and administrative expense	1,271,124	1,254,535	2,467,231	2,644,802
Professional fees	480,113	409,149	973,059	859,007
Stock based compensation	881,128	836,333	1,530,440	1,367,626
Provision (benefit) for current expected credit losses	1,147,290	(275,471)	74,014	104,808
Total expenses	5,712,612	3,999,426	8,713,234	8,505,864
Change in unrealized gain (loss) on investments	165,000	-	165,000	(75,604)
Realized gain on debt securities, at fair value	-	-	-	72,428
Net Income before income taxes	8,877,375	9,184,073	18,918,686	17,914,076
Income tax expense	-	-	-	-
Net Income	$8,877,375	$9,184,073	$18,918,686	$17,914,076

Earnings per common share:
Basic earnings per common share	$0.42	$0.47	$0.90	$0.95
Diluted earnings per common share	$0.41	$0.46	$0.89	$0.93

Weighted average number of common shares outstanding:
Basic weighted average shares of common stock outstanding	21,002,787	19,378,445	20,931,025	18,826,182
Diluted weighted average shares of common stock outstanding	21,487,106	19,890,376	21,376,645	19,265,434

CHICAGO ATLANTIC REAL ESTATE FINANCE, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(UNAUDITED)

THREE MONTHS ENDED JUNE 30, 2025

	Common Stock		Additional Paid-In-	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Equity

Balance at March 31, 2025	20,893,785	208,938	320,486,840	(9,915,731)	310,780,047
Issuance of common stock, net of offering costs	-	-	-	-	-
Issuance of common stock from employee incentive plan (Note 10)	180,840	1,808	(1,808)	-	-
Stock-based compensation, net of forfeitures	-	-	881,128	-	881,128
Dividends declared on restricted stock awards	-	-	-	(605,086)	(605,086)
Dividends declared on common shares ($.47 per share)	-	-	-	(9,905,074)	(9,905,074)
Net income	-	-	-	8,877,375	8,877,375
Balance at June 30, 2025	21,074,625	$210,746	$321,366,160	$(11,548,516)	$310,028,390

THREE MONTHS ENDED JUNE 30, 2024

	Common Stock		Additional Paid-In-	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Equity

Balance at March 31, 2024	19,100,282	$191,003	$291,858,521	$(6,088,747)	285,960,777
Issuance of common stock, net of offering costs	410,360	4,104	6,228,908	-	6,233,012
Issuance of common stock from employee incentive plan (Note 10)	113,816	1,138	(1,138)	-	-
Stock-based compensation, net of forfeitures	-	-	836,333	-	836,333
Dividends declared on restricted stock awards	-	-	-	(265,790)	(265,790)
Dividends declared on common shares ($.47 per share)	-	-	-	(9,223,500)	(9,223,500)
Net income	-	-	-	9,184,073	9,184,073
Balance at June 30, 2024	19,624,458	$196,245	$298,922,624	$(6,393,964)	$292,724,905

SIX MONTHS ENDED JUNE 30, 2025

	Common Stock		Additional Paid-In-	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Equity

Balance at December 31, 2024	20,829,228	208,292	318,886,768	(10,136,963)	308,958,097
Issuance of common stock, net of offering costs	64,557	646	950,760	-	951,406
Issuance of common stock from employee incentive plan (Note 10)	180,840	1,808	(1,808)	-	-
Stock-based compensation, net of forfeitures	-	-	1,530,440	-	1,530,440
Dividends declared on restricted stock awards				(605,086)	(605,086)
Dividends declared on common shares ($.47 per share)	-	-	-	(19,725,153)	(19,725,153)
Net income	-	-	-	18,918,686	18,918,686
Balance at June 30, 2025	21,074,625	$210,746	$321,366,160	$(11,548,516)	$310,028,390

SIX MONTHS ENDED JUNE 30, 2024

	Common Stock		Additional Paid-In-	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Equity

Balance at December 31, 2023	18,197,192	181,972	277,483,092	(5,811,673)	271,853,391
Issuance of common stock, net of offering costs	1,306,803	13,068	20,073,111	167	20,086,346
Issuance of common stock from employee incentive plan (Note 10)	120,463	1,205	(1,205)	-	-
Stock-based compensation, net of forfeitures	-	-	1,367,626	-	1,367,626
Dividends declared on restricted stock awards	-	-	-	(265,790)	(265,790)
Dividends declared on common shares ($.47 per share)	-	-	-	(18,230,744)	(18,230,744)
Net income	-	-	-	17,914,076	17,914,076
Balance at June 30, 2024	19,624,458	$196,245	$298,922,624	(6,393,964)	$292,724,905

CHICAGO ATLANTIC REAL ESTATE FINANCE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the six months ended June 30,
	2025	2024
Operating activities
Net income	$18,918,686	$17,914,076

Adjustments to reconcile net income to net cash provided by operating activities:
Accretion of deferred loan origination fees and other discounts	(850,114)	(847,315)
Paid-in-kind interest	(3,116,093)	(5,802,004)
Provision for current expected credit losses	74,014	104,808
Change in unrealized (gain) loss on investments	(165,000)	75,604
Realized gain on debt securities, at fair value	-	(72,428)
Amortization of debt issuance costs	220,458	182,593
Stock based compensation	1,530,440	1,367,626

Changes in operating assets and liabilities:
Interest receivable	(1,842,083)	(165,471)
Other receivables and assets, net	(65,505)	7,682
Interest reserve	(1,076,943)	1,416,918
Related party payables	(171,321)	(101,115)
Related party receivables	2,491,139	(731,651)
Proceeds from the redemption of debt securities, at fair value	-	839,094
Management and incentive fees payable	(930,201)	(1,468,895)
Accounts payable and accrued expenses	(928,972)	409,296
Net cash provided by operating activities	14,088,505	13,128,818

Cash flows from investing activities
Issuance of and fundings of loans held for investment	(10,327,017)	(43,211,078)
Principal repayment of loans held for investment	12,279,060	21,638,340
Net cash provided by/(used in) investing activities	1,952,043	(21,572,738)

Cash flows from financing activities
Proceeds from sale of common stock	1,033,474	20,753,235
Proceeds from borrowings on revolving loan	56,900,000	44,000,000
Repayment of borrowings on revolving loan	(40,700,000)	(33,250,000)
Dividends paid to common shareholders	(24,030,318)	(23,106,453)
Payment of debt issuance costs	-	(113,129)
Payment of offering costs	(82,068)	(666,890)
Net cash (used in)/provided by financing activities	(6,878,912)	7,616,763

Net increase (decrease) in cash and cash equivalents	9,161,636	(827,157)
Cash and cash equivalents, beginning of period	26,400,448	7,898,040
Cash and cash equivalents, end of period	$35,562,084	$7,070,883

Supplemental disclosure of non-cash financing and investing activities
Interest reserve withheld from funding of loans	$22,500	$2,815,325
OID withheld from funding of loans held for investment	1,048,270	161,080
Dividends declared and not yet paid	9,905,074	9,256,736
Payable for investment purchased	9,461,774	-

Supplemental information:
Interest paid during the period	4,779,632	3,649,153

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

The Company is externally managed by Chicago Atlantic REIT Manager, LLC (the “Manager”), a Delaware limited liability company, pursuant to the terms of the management agreement dated May 1, 2021, as amended in October 2021, by and among the Company and the Manager (the "Management Agreement"). The Management Agreement had a three-year initial term that expired on April 30, 2024. After the initial term, the management agreement is automatically renewed for one-year periods unless the Company or the Manager elects not to renew in accordance with the terms of the Management Agreement. On April 30, 2025, the Management Agreement was most recently automatically renewed. The Manager conducts substantially all of the Company’s operations and provides asset management services for its real estate investments. For its services, the Manager is entitled to earn management fees and incentive compensation, both defined in and in accordance with the terms of the Management Agreement (Note 8). All of the Company’s investment decisions are made by the investment committee of the Manager, subject to oversight by the Company’s board of directors (the “Board”). The Manager is wholly-owned by Chicago Atlantic Group, LP. (the “Sponsor”).

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements and related notes of the Company have been prepared on the accrual basis of accounting and in conformity with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Our consolidated financial statements present the financial position, results of operations, and cash flows of Chicago Atlantic Real Estate Finance, Inc., and its wholly owned consolidated subsidiary, Chicago Atlantic Lincoln, LLC. All intercompany accounts and transactions have been eliminated in consolidation. Accordingly, these financial statements may not contain all disclosures required by generally accepted accounting principles. Reference should be made to Note 2 of the Company’s Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the period ended December 31, 2024. In the opinion of the Company, all normal recurring adjustments have been made that are necessary to the fair statement of the results of operations and financial position as of and for the periods presented. Operating results for the three and six months ended June 30, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025.

Cash and Cash Equivalents

The Company’s cash held with financial institutions may at times exceed the Federal Deposit Insurance Corporation (“FDIC”) insured limits. The Company and the Manager seek to manage this credit risk relating to cash by monitoring the financial stability of the financial institutions and their ability to continue in business for the foreseeable future.

Cash and cash equivalents include funds on deposit with financial institutions, including demand deposits with financial institutions. Cash and short-term investments with an original maturity of three months or less when acquired are considered cash and cash equivalents for the purpose of the consolidated balance sheets and consolidated statements of cash flows, and represented $35.6 million and $26.4 million of total cash and cash equivalents as of June 30, 2025 and December 31, 2024, respectively.

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

Non-Accrual

Loans are generally placed on non-accrual status when principal or interest payments are past due 90 days or more or when there is reasonable doubt about the full recovery of principal and interest. Accrued and unpaid interest is generally reversed against interest income in the period the loan is placed on non-accrual status when management expects such amounts to be uncollectible . Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding the borrower’s ability to make pending principal and interest payments. Non-accrual loans are restored to accrual status when principal and interest payments are brought current, the borrower demonstrates sustained repayment performance, or the loan becomes well secured and is in the process of collection.

Fee Income

Other fees, including prepayment fees and exit or success fees, are recognized as interest income when received. From time to time, the Company may also receive fees for amending, underwriting, syndicating, arranging, or other types of fees (collectively "Structuring Fees") in the course of origination of its investments. To the extent such fees are not deemed to be yield enhancements and are not paid to all lenders in the syndication, such Structuring Fees are recognized in interest income when received.

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

Income Tests

In order to maintain our REIT qualification, we must satisfy two gross income requirements on an annual basis. First, at least 75% of our gross income for each taxable year, excluding gross income from sales of inventory or dealer property in prohibited transactions, discharge of indebtedness and certain hedging transactions, generally must be derived from investments relating to real property or mortgages on real property, including interest income derived from mortgage loans secured by real property (including certain types of mortgage-backed securities), rents from real property, dividends received from other REITs, and gains from the sale of designated real estate assets, as well as, specified income from temporary investments. Second, at least 95% of our gross income in each taxable year, excluding gross income from "prohibited transactions", discharge of indebtedness and certain hedging transactions, must be derived from some combination of income that qualifies under the 75% gross income test described above, as well as other dividends, interest, and gain from the sale or disposition of stock or securities, which need not have any relation to real property. Income and gain from certain hedging transactions will be excluded from both the numerator and the denominator for purposes of both the 75% and 95% gross income tests.

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

3. LOANS HELD FOR INVESTMENT, NET

The Company primarily originates senior secured loans that it has the intent and ability to hold until maturity or payoff. Such loans are classified as held for investment and are reported on the consolidated balance sheets at amortized cost. The following tables present summarized information regarding our loans held for investment by interest rate type as of June 30, 2025 and December 31, 2024:

	As of June 30, 2025
	Total Principal	Original Issue Discount	Carrying Value	Percentage of loans held for investment
Fixed-rate loans	$166,213,408	$(708,502)	$165,504,906	39.9%
Floating-rate loans	250,204,740	(1,734,162)	248,470,578	60.1%
Total	$416,418,148	$(2,442,664)	$413,975,484	100.0%

	As of December 31, 2024
	Total Principal	Original Issue Discount	Carrying Value	Percentage of loans held for investment
Fixed-rate loans	$149,771,871	$(545,081)	$149,226,790	37.1%
Floating-rate loans	254,949,683	(1,699,427)	253,250,256	62.9%
Total	$404,721,554	$(2,244,508)	$402,477,046	100.0%

The following tables summarize the Company’s aggregate portfolio of loans held for investment, net of the current expected credit loss reserve as of June 30, 2025 and December 31, 2024:

	As of June 30, 2025
	Outstanding Principal	Original Issue Discount	Carrying Value	Weighted Average Remaining Life (Years) (1)
Senior Term Loans	$416,418,148	$(2,442,664)	$413,975,484	2.0
Current expected credit loss reserve	-	-	(4,421,348)
Total loans held at carrying value, net	$416,418,148	$(2,442,664)	$409,554,136

	As of December 31, 2024
	Outstanding Principal	Original Issue Discount	Carrying Value	Weighted Average Remaining Life (Years) (1)
Senior Term Loans	$404,721,554	$(2,244,508)	$402,477,046	2.2
Current expected credit loss reserve	-	-	(4,346,869)
Total loans held at carrying value, net	$404,721,554	$(2,244,508)	$398,130,177

(1)
Weighted average remaining life is calculated based on the carrying value of the loans as of June 30, 2025 and December 31, 2024, respectively.

The following tables present changes in loans held at carrying value as of and for the six months ended June 30, 2025 and 2024.

	Principal	Original Issue Discount	Current Expected Credit Loss Reserve	Carrying Value
Balance at December 31, 2024	$404,721,554	$(2,244,508)	$(4,346,869)	$398,130,177
Purchase of investments	20,859,561	(1,048,270)	-	19,811,291
Principal repayment of loans	(12,279,060)	-	-	(12,279,060)
Accretion of original issue discount	-	850,114	-	850,114
Transfer of loan held for investment to loan held for sale	-	-	-	-
PIK Interest	3,116,093	-	-	3,116,093
Increase in provision for current expected credit losses	-	-	(74,479)	(74,479)
Balance at June 30, 2025	$416,418,148	$(2,442,664)	$(4,421,348)	$409,554,136

	Principal	Original Issue Discount	Current Expected Credit Loss Reserve	Carrying Value
Balance at December 31, 2023	$355,745,305	$(2,104,695)	$(4,972,647)	$348,667,963
Purchase of investments	43,372,158	(161,080)	-	43,211,078
Principal repayment of loans	(21,638,340)	-	-	(21,638,340)
Accretion of original issue discount	-	847,315	-	847,315
Transfer of loan held for investment to loan held for sale	—		-	—
PIK Interest	5,802,004	-	-	5,802,004
Increase in provision for current expected credit losses	-	-	(107,900)	(107,900)
Balance at June 30, 2024	$383,281,127	$(1,418,460)	$(5,080,547)	$376,782,120

A more detailed listing of the Company’s loans held at carrying value based on information available as of June 30, 2025, is as follows:

		Initial Funding	Maturity	Principal	Original Issue	Carrying	Percent of Loans held	Future		Periodic	YTM
Loan	Location(s)	Date (1)	Date (2)	Balance	Premium/(Discount)	Value	for investment	Fundings	Interest Rate (3)	Payment (4)	IRR (5)
1	Various	10/27/2022	10/30/2026	$19,186,876	$(191,080)	$18,995,796	4.6%	$-	P+6.5% Cash (8)	P&I	17.1%
2	Michigan	12/31/2021	12/31/2025	27,110,506	(19,285)	27,091,221	6.5%	-	P+3% Cash (13)	I/O	17.3%
3	Various	11/18/2021	1/29/2027	21,523,183	(398,115)	21,125,068	5.1%	-	P+10.375% Cash, 2.75% PIK (11)(14)(15)(21)	I/O	23.5%
4	Arizona	6/1/2024	6/17/2026	6,626,809	-	6,626,809	1.6%	-	11.91% Cash	I/O	17.0%
6	Michigan	8/20/2021	1/30/2026	4,958,672	(1,537)	4,957,135	1.2%	-	P+6.5% Cash (13)(20)	P&I	17.2%
7	Illinois, Arizona	6/30/2025	6/30/2028	33,130,667	(537,735)	32,592,932	7.9%	3,000,000	P+5.75% Cash (9)	I/O	15.6%
8	West Virginia	8/30/2024	12/31/2025	8,491,943	-	8,491,943	2.1%	-	10% Cash	I/O	15.0%
9	Pennsylvania	3/31/2025	3/31/2028	17,926,987	(108,037)	17,818,950	4.3%		9% Cash (16)	I/O	9.7%
12	Various	11/8/2021	10/31/2027	14,807,687	(95,856)	14,711,831	3.6%	-	P+7% Cash, 2% PIK (10)	I/O	19.6%
16	Florida	6/1/2025	1/29/2027	9,557,500	(127,753)	9,429,747	2.3%	500,000	16.75% Cash	I/O	26.7%
18	Ohio	2/3/2022	12/31/2025	46,168,399	(227,963)	45,940,436	11.1%	-	P+1.75% Cash, 5% PIK (9)(17)	I/O	16.7%
19	Florida	3/11/2022	12/31/2025	18,061,526	(10,511)	18,051,015	4.4%	-	11% Cash, 5% PIK	P&I	16.5%
20	Missouri	5/9/2022	11/28/2025	21,104,965	(34,683)	21,070,282	5.1%	-	11% Cash, 2% PIK (21)	I/O	14.7%
21	Illinois	7/1/2022	7/29/2026	6,325,417	(19,981)	6,305,436	1.5%	-	P+7% Cash, 2% PIK (9)	P&I	23.3%
23	Arizona	3/27/2023	3/31/2026	1,500,000	(9,307)	1,490,693	0.4%	-	P+7.5% Cash (12)	P&I	18.7%
24	Oregon	9/27/2022	9/27/2026	460,000	-	460,000	0.1%	-	P+10.5% Cash (7)	P&I	21.7%
25	New York	7/1/2023	6/29/2036	23,580,998	-	23,580,998	5.7%	-	15% Cash	P&I	16.6%
27	Nebraska	8/15/2023	6/30/2027	17,400,000	-	17,400,000	4.2%	-	P+6.5% Cash (18)	I/O	15.7%
29	Illinois	10/11/2023	10/9/2026	1,897,729	-	1,897,729	0.5%	-	11.4% Cash, 1.5% PIK (21)	P&I	14.7%
30	Missouri, Arizona	12/19/2023	12/31/2026	18,400,000	(95,257)	18,304,743	4.4%	-	P+7.75% Cash (13)	I/O	18.7%
31	California, Illinois	5/3/2023	5/3/2026	6,680,000	-	6,680,000	1.6%	-	P+8.75% Cash (10)	I/O	18.3%
32	Nevada	4/15/2024	8/15/2027	5,750,000	(21,717)	5,728,283	1.4%	-	P+6.5% Cash (12)(21)	I/O	16.1%
33	Minnesota	5/20/2024	5/28/2027	1,044,000	(3,294)	1,040,706	0.3%	-	12% Cash (14)(21)	P&I	13.3%
34	Arizona	6/17/2024	5/29/2026	10,000,000	-	10,000,000	2.4%	-	11.91% Cash	I/O	12.8%
35	California	8/23/2024	8/23/2027	24,624,213	-	24,624,213	5.9%	-	12% Cash, 3% PIK	I/O	16.3%
36	Illinois	10/28/2024	1/1/2027	26,570,000	(94,816)	26,475,184	6.4%	1,030,000	P+6.25% Cash (10)	I/O	15.4%
37	Various	11/26/2024	11/24/2028	20,120,309	(340,507)	19,779,802	4.8%	10,000,000	12% Cash, 1% PIK (19)	I/O	15.2%
38a	Various	12/13/2024	12/12/2025	2,065,000	(52,726)	2,012,274	0.5%	2,065,000	10% Cash (19)	I/O	15.6%
38b	Various	1/15/2025	12/12/2025	840,000	(23,994)	816,006	0.2%	-	10% Cash (19)	I/O	15.6%
40	Various	3/28/2025	7/28/2028	233,333	(21,513)	211,820	0.1%	-	SOFR +10.25% Cash (6)	I/O	19.4%
41	Ohio	3/1/2025	3/13/2027	271,429	(6,997)	264,432	0.1%	-	14.5% Cash	I/O	16.1%

			Subtotal	$416,418,148	$(2,442,664)	$413,975,484	100.0%	$16,595,000			16.8%

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
(3)
"P" = prime rate; "SOFR"= Secured Overnight Financing Rate. "P" and "SOFR" represent floating rate loans that pay interest at the designed benchmark rate plus an applicable spread; "SOFR" loans are typically indexed to 30-day, 90-day or 180-day rates (1 month, 3 month, or 6 month, respectively); "PIK" = paid-in-kind interest.
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
(18)
This loan has floating grid pricing based on the Prime Rate plus a spread of 5.00% to 8.75% based on monthly annualized EBITDA performance. As of June 30, 2025, applied interest rate is Prime Rate + 6.50%.
(19)
Loan #37 and Loan #38 bear unused fees on the unfunded commitment of 0.75% and 1.50% per annum, respectively.
(20)
Loan #6 was placed on non-accrual on May 9, 2025 and all accrued interest after April 1, 2025 was reversed at that time. This loan remains on non-accrual as of June 30, 2025.
(21)
These loans were repaid in full with all accrued interest and fees during the subsequent period from July 1, 2025 to August 7, 2025 (Note 16).

The following table presents aging analyses of past due loans by amortized cost, excluding the CECL reserve, as of June 30, 2025 and December 31, 2024:

	As of June 30, 2025
	Current Loans (1)	31-60 Days Past Due	61-90 Days Past Due	90+ Days Past Due	Total Past Due	Total Loans	Non- Accrual(2)(3)
Senior Term Loans	$413,975,484	$-	$-	$-	$-	$413,975,484	$22,776,085
Total	$413,975,484	$-	$-	$-	$-	$413,975,484	$22,776,085

	As of December 31, 2024
	Current Loans (1)	31-60 Days Past Due	61-90 Days Past Due	90+ Days Past Due (2)	Total Past Due	Total Loans	Non- Accrual(2)
Senior Term Loans	$386,074,558	$-	$-	$16,402,488	$16,402,488	$402,477,046	$16,402,488
Total	$386,074,558	$-	$-	$16,402,488	$16,402,488	$402,477,046	$16,402,488

(1)
Loans for which principal repayment is 1-30 days past due are included in the current loans.

(2)
On May 1, 2023, Loan #9 was placed on non-accrual status. On June 20, 2023, the Administrative Agent to Loan #9 issued an acceleration notice requesting immediate payment of all amounts outstanding and therefore is 90 days past due as of December 31, 2024. See Note 8 for further details.
(3)
Loan #6 was placed on non-accrual on May 9, 2025 and remains on non-accrual as of June 30, 2025.

Non-Accrual Loans

As of June 30, 2025 and December 31, 2024, there were two and one loans placed on non-accrual status.

As more fully described in Note 8, Loan #9 was placed on non-accrual status as of May 1, 2023 and has a carrying value of approximately $17.8 million and $16.4 million as of both June 30, 2025 and December 31, 2024. Loan #9 carried a reserve for current expected credit losses of approximately $0.5 million and $1.2 million as of June 30, 2025 and December 31, 2024, respectively. The Company ceased accruing interest on the first date of delinquency, based on expectation of its ability to collect all amounts then due from the borrower. As a result, there was no accrued interest to write-off when the loan was placed on non-accrual.

Loan #6 was placed on non-accrual status as of May 9, 2025 and had an outstanding principal balance and carrying value of approximately $4.9 million as of June 30, 2025. A Default Notice was sent to the borrower on May 9, 2025 specifying certain events of default including the non-payment of interest and principal. Management has begun the process to exercise its rights and remedies under the loan documents.

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

The risk ratings are primarily determined based on current and historical performance metrics specific to each portfolio company, as well as consideration of future economic conditions and each borrower’s estimated ability to meet debt service requirements. The risk ratings shown in the following table as of June 30, 2025 and December 31, 2024 consider borrower specific credit history and performance and reflect a quarterly re-evaluation of overall current macroeconomic conditions affecting the Company’s borrowers, specifically those designated as held for investment.

As of June 30, 2025 and December 31, 2024, the carrying value, excluding the current expected credit loss reserve (the “CECL Reserve”), of the Company’s loans within each risk rating category by year of origination is as follows:

	As of June 30, 2025(1)
Risk Rating	2025	2024	2023	2022	2021	Total
1	$-	$6,768,989	$1,897,729	$21,530,282	$21,125,068	$51,322,068
2	33,620,758	53,111,671	67,456,434	43,352,247	-	197,541,110
3	9,694,179	28,271,745	-	45,940,436	41,803,052	125,709,412
4	17,818,950	16,626,809	-	-	4,957,135	39,402,894
5	-	-	-	-	-	-
Total	$61,133,887	$104,779,214	$69,354,163	$110,822,965	$67,885,255	$413,975,484

	As of December 31, 2024(1)
Risk Rating	2024	2023	2022	2021	Total
1	1,111,224	$580,000	$41,045,793	$-	$42,737,017
2	63,823,279	64,896,824	90,874,764	24,239,380	243,834,247
3	34,653,247	2,466,705	27,110,506	13,687,904	77,918,362
4	10,000,000	-	-	27,987,420	37,987,420
5	-	-	-	-	-
Total	$109,587,750	$67,943,529	$159,031,063	$65,914,704	$402,477,046

(1)
Amounts are presented by loan origination year with subsequent advances shown in the original year of origination.

Real estate collateral coverage is also a significant credit quality indicator, and real estate collateral coverage, excluding the CECL Reserve, was as follows as of June 30, 2025 and December 31, 2024:

As of June 30, 2025(1)
	< 1.0x	1.0x – 1.25x	1.25x – 1.5x	1.50x – 1.75x	1.75x – 2.0x	> 2.0x	Total
Fixed-rate	$86,414,228	$24,624,213	$43,036,087	$9,532,649	$-	$1,897,729	$165,504,906
Floating-rate	132,976,850	6,305,436	211,820	32,592,932	26,475,184	49,908,356	248,470,578
	$219,391,078	$30,929,649	$43,247,907	$42,125,581	$26,475,184	$51,806,085	$413,975,484

As of December 31, 2024(1)
	< 1.0x	1.0x – 1.25x	1.25x – 1.5x	1.50x – 1.75x	1.75x – 2.0x	> 2.0x	Total
Fixed-rate	$45,029,665	$48,900,184	$43,750,558	$9,603,167	$-	$1,943,216	$149,226,790
Floating-rate	155,364,941	16,402,488	6,549,135	—	24,885,063	50,048,629	253,250,256
	$200,394,606	$65,302,672	$50,299,693	$9,603,167	$24,885,063	$51,991,845	$402,477,046

(1)
Real estate collateral coverage is calculated based upon most recent third party appraised values. The Company generally obtains a new appraisal of all material real estate collateral at least once annually.

Geography concentration of our loans held for investment is also a significant credit quality indicator. As of June 30, 2025 and December 31, 2024, our borrowers have operations in the jurisdictions in the table below:

As of June 30, 2025			As of December 31, 2024
Jurisdiction	Outstanding Principal (1)	Percentage of Our Loan Portfolio	Jurisdiction	Outstanding Principal (1)	Percentage of Our Loan Portfolio
Illinois	$70,614,725	17%	Illinois	$55,958,079	14%
Ohio	63,487,510	15%	Ohio	60,065,707	15%
Florida	44,968,576	11%	Florida	42,712,285	11%
Pennsylvania	37,113,862	9%	Pennsylvania	35,727,045	9%
Missouri	36,073,052	9%	Missouri	38,208,259	9%
Michigan	32,069,178	8%	Michigan	32,068,629	8%
Arizona	25,163,960	6%	Arizona	28,023,340	7%
California	25,008,065	6%	California	26,057,479	6%
New York	23,580,998	6%	New York	25,093,595	6%
Maryland	22,188,184	5%	Maryland	21,835,901	5%
Nebraska	17,400,000	4%	Nebraska	17,400,000	4%
West Virginia	8,491,943	2%	West Virginia	8,491,943	2%
Nevada	5,750,001	1%	Nevada	6,000,000	1%
Texas	2,770,760	1%	Texas	2,756,870	1%
Minnesota	1,124,460	0%	Minnesota	1,116,000	0%
Oregon	612,874	0%	Oregon	580,000	0%
Massachusetts	-	-%	Massachusetts	2,626,423	1%
Total	$416,418,148	100%	Total	$404,721,554	100%

(1)
The principal balance of the loans not secured by real estate collateral are included in the jurisdiction representing the principal place of business.

CECL Reserve

The Company records an allowance for current expected credit losses for its loans held for investment. The allowances are deducted from the gross carrying amount of the assets to present the net carrying value of the amounts expected to be collected on such assets. The Company estimates its CECL Reserve using, among other inputs, third-party valuations and a third-party probability-weighted model that considers the likelihood of default and expected loss given default for each individual loan based on the risk profile for approximately three years after which we immediately revert to use of historical loss data.

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

The Company evaluates its loans on a collective (pool) basis by aggregating on the basis of similar risk characteristics as explained above. We make the judgment that loans to cannabis-related borrowers that are collateralized by real estate exhibit similar risk characteristics and are evaluated as a pool. Further, loans that have no real estate collateral, but are secured by other forms of collateral, including equity pledges of the borrower, and otherwise have similar characteristics as those collateralized by real estate may be evaluated as a separate pool. All other loans are analyzed individually, either because they operate in a different industry, may have a different risk profile, or maturities that extend beyond the forecast horizon for which we are able to derive reasonable and supportable forecasts.

Estimating the CECL Reserve also requires significant judgment with respect to various factors, including (i) the appropriate historical loan loss reference data, (ii) the expected timing of loan repayments, (iii) calibration of the likelihood of default to reflect the risk characteristics of the Company’s loan portfolio, and (iv) the Company’s current and future view of the macroeconomic environment including benchmark interest rate fluctuations. The Company also considers loan-specific qualitative factors which may include; among other factors; (i) whether cash from the borrower’s operations is sufficient to cover the debt service requirements currently and into the future, (ii) the ability of the borrower to refinance the loan, and (iii) the liquidation value of collateral. For loans where we have deemed the borrower/sponsor to be experiencing financial difficulty, we may elect to apply a practical expedient, in which the fair value of the underlying collateral is compared to the amortized cost of the loan in determining a CECL Reserve.

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

In addition, the Company reviews each loan on a quarterly basis and evaluates the borrower’s ability to pay the monthly interest and principal, if required, as well as the loan-to-value (LTV) ratio. When evaluating qualitative factors that may indicate the need for a CECL Reserve, the Company forecasts losses considering a variety of factors. In considering the potential current expected credit loss, the Manager primarily considers significant inputs to the Company’s forecasting methods, which include (i) key loan-specific inputs such as the value of the real estate collateral, liens on equity (including the equity in the entity that holds the state-issued license to cultivate, process, distribute, or retail cannabis), presence of personal or corporate guarantees, among other credit enhancements, LTV ratio, rate type (fixed or floating) and IRR, loan-term, geographic location, and expected timing and amount of future loan fundings, (ii) performance against the underwritten business plan and the Company’s internal loan risk rating, and (iii) a macro-economic forecast. Estimating the enterprise value of our borrowers in order to calculate LTV ratios is often a significant estimate. The Manager utilizes a third-party valuation appraiser to assist with the Company’s valuation process primarily using comparable transactions to estimate enterprise value of its portfolio companies and supplement such analysis with a multiple-based approach to enterprise value to revenue multiples of publicly-traded comparable companies obtained from S&P Capital IQ as of June 30, 2025, to which the Manager may apply a private company discount based on the Company’s current borrower profile.

During the six month period ended June 30, 2025, the Company's CECL Reserve increased by approximately $0.1 million. On a relative size basis, the CECL reserve represented 1.07% and 1.06% of principal our loans held for investment as of both June 30, 2025 and December 31, 2024, respectively; however, the Company noted approximately $51.3 million of principal of loans held for investment were fully repaid during the subsequent period from June 30, 2025 through August 7, 2025 and for these loans, management applied a $0 CECL reserve. These loans are included in risk rating "1" in the tables above. Accordingly, adjusted for these full repayments, the CECL reserve as of June 30, 2025 represents approximately 1.23% of the principal of loans held of investment.

The increase in the CECL reserve corresponds to risk rating changes within of our portfolio of loans held for investment during the comparative three-month period from March 31, 2025 to June 30, 2025, primarily due to Loan #6 being placed on non-accrual status and the continued non-accrual of Loan #9. The carrying value of loans held for investment risk rated "4" increased from approximately $21.6 million or 5.4% as of March 31, 2025 to $39.4 million or 9.5% as of June 30, 2025.

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

In order to estimate the future expected loan losses relevant to the Company’s portfolio, the Company utilizes historical market loan loss data obtained from a third-party database for commercial real estate loans, which the Company believes is a reasonably comparable and available data set to use as an input for its type of loans. The Company believes this dataset to be representative for future credit losses without historical loss data.

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

Activity related to the CECL Reserve for outstanding balances and unfunded commitments on the Company’s loans held at carrying value and loans receivable at carrying value as of and for the six months ended June 30, 2025 and 2024 is presented in the table below.

	Funded	Unfunded	Total
Balance at December 31, 2024	$4,346,869	$45,572	$4,392,441
Provision (benefit) for current expected credit losses	74,479	(465)	74,014
Balance at June 30, 2025	$4,421,348	$45,107	$4,466,455

	Funded	Unfunded	Total
Balance at December 31, 2023	$4,972,647	$3,092	$4,975,739
Provision (benefit) for current expected credit losses	107,900	(3,092)	104,808
Balance at June 30, 2024	$5,080,547	$—	$5,080,547

The Company has made an accounting policy election to exclude accrued interest receivable from the amortized cost basis of the related loans held for investment in determining the CECL Reserve, as any uncollectible accrued interest receivable is generally written off in a timely manner. To date, the Company has had zero write-offs related to uncollectible interest receivable, but will discontinue accrual of interest on loans if deemed to be uncollectible, with any previously accrued uncollected interest on the loan charged to interest income in the same period. For loans on non-accrual as of June 30, 2025, the Company generally ceased accruing interest on the first date of delinquency, based on expectation of its ability to collect all amounts then due from the borrower. As it relates to Loan #6, accrued interest for the period from April 1, 2025 through May 9, 2025, the date the loan was placed on non-accrual, was reversed. Management believes it is more likely than not that the remaining outstanding interest receivable prior to such date remains collectible.

4. LOANS, AT FAIR VALUE

As of June 30, 2025, the Company's portfolio included one loan held at fair value. The aggregate commitment under this loan was approximately $11.5 million and outstanding principal was $5.5 million as of both June 30, 2025 and December 31, 2024. As of June 30, 2025, there is $6.0 million of unfunded commitments related to the loan held at fair value, and the loan was current on all interest and principal payments due. This loan was repaid in full on July 8, 2025. See Note 16 for additional information.

The loan held at fair value as of June 30, 2025 was originated to a related party (Note 8), and is included within Loans, at fair value - related party on the consolidated balance sheets. See Note 13 for additional information on fair value measurement.

The following table summarizes the Company's loan held at fair value as of June 30, 2025.

Loan	Location(s)	Maturity Date	Principal Balance	Amortized Cost	Fair Value	Future Funding (1)	Interest Rate
39	Minnesota	6/26/2026	$5,500,000	$5,500,000	$5,500,000	$-	10.5% Cash

		Subtotal	$5,500,000	$5,500,000	$5,500,000	$-
(1)
This loan was repaid in full with all accrued interest and fees during the subsequent period from July 1, 2025 to August 7, 2025 (Note 16).

5. INTEREST RECEIVABLE

As of June 30, 2025 and December 31, 2024, the Company had interest receivable of approximately $3.3 million and $1.5 million, respectively.

The following table presents aging analyses of past due loans by class as of June 30, 2025, and December 31, 2024, respectively:

	As of June 30, 2025
	Current Loans	31-60 Days Past Due (1)	61-90 Days Past Due (1)	90+ Days Past Due (and accruing)	Total Past Due	Total Loans	Non- Accrual (2)
Interest receivable	$2,965,906	$165,000	$165,000	$-	$330,000	$3,295,906	$185,957
Total	$2,965,906	$165,000	$165,000	$-	$330,000	$3,295,906	$185,957

(1) Amounts designated as past due relate to Loan # 4 and #34, which are included in risk rating "4" within the table in Note 3.

(2) Loan #6 was placed on non-accrual on May 9, 2025 and all accrued interest after April 1, 2025 was reversed. This Loan remains on non-accrual as of June 30, 2025. Management believes it is more likely than not that the remaining outstanding interest receivable prior to such date remains collectible.

	As of December 31, 2024
	Current Loans	31-60 Days Past Due	61-90 Days Past Due	90+ Days Past Due (and accruing)	Total Past Due	Total Loans	Non- Accrual
Interest receivable	$1,388,058	$65,765	$-	$-	$65,765	$1,453,823	$-
Total	$1,388,058	$65,765	$-	$-	$65,765	$1,453,823	$-

6. INTEREST RESERVE

As of June 30, 2025 and December 31, 2024, the Company had four loans and one loan, respectively, that included a prepaid interest reserve.

The following table presents changes in interest reserves as of June 30, 2025 and December 31, 2024, respectively:

	June 30, 2025	December 31, 2024
Beginning reserves	$1,297,878	$1,074,889
New reserves	22,500	4,194,597
Reserves disbursed	(1,076,943)	(3,971,608)
Ending reserve	$243,435	$1,297,878

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

As of June 30, 2025, the Revolving Loan has aggregate commitments of $110.0 million, which may be increased to $150.0 million pursuant to its accordion feature, and has a maturity date of June 30, 2026. The Revolving Loan bears interest, payable in cash in arrears, at a per annum rate equal to the greater of (1) the Prime Rate plus the applicable margin and (2) 3.25%. The applicable margin is derived from a floating rate grid based upon the ratio of debt to equity of CAL and increases from 0% at a ratio of 0.25 to 1 to 1.25% at a ratio of 1.5 to 1. The interest rate in effect as of June 30, 2025 is 7.50%.

On August 5, 2025, CAL entered into the First Amendment to the Sixth Amended and Restated Loan and Security Agreement (the "August 2025 Amendment"). The August 2025 Amendment extended the contractual maturity date from June 30, 2026 to June 30, 2028. No other material terms were modified as a result of the execution of this amendment, and the Company incurred approximately $0.1 million in financing costs relating thereto (Note 16).

The Revolving Loan provides for certain affirmative covenants, including requiring us to deliver financial information and any notices of default, and conducting business in the normal course. Additionally, the Company must comply with certain financial covenants including: (1) maximum capital expenditures of $150,000, (2) maintaining a debt service coverage ratio greater than 1.35 to 1, and (3) maintaining a leverage ratio less than 1.50 to 1. As of June 30, 2025, the Company is in compliance with all financial covenants with respect to the Revolving Loan.

As of June 30, 2025 and December 31, 2024, unamortized debt issuance costs related to the Revolving Loan, including all amendments and amendments and restatements thereto, as applicable, of $203,382 and $305,075, respectively, are recorded in other receivables and assets, net on the consolidated balance sheets.

During the six months ended June 30, 2025, the Company had net borrowings and repayments of $16.2 million against the Revolving Loan. As of June 30, 2025, the Company had $38.8 million available under the Revolving Loan. Additionally, as of June 30, 2025, $163.4 million of the Company's loan portfolio, at principal, is pledged as collateral in the borrowing base of the Revolving Loan.

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

The Unsecured Notes provide for certain affirmative covenants, including requiring us to deliver certain financial information and any notices of default, and conducting business in the normal course. Additionally, the Company must comply with certain financial and non-financial covenants including but not limited to: (1) minimum stockholders' equity of $200.0 million, (2) maximum aggregate indebtedness of $225.0 million, subject to increase from time to time based upon ratable increases in stockholders' equity, and (3) maintenance of an investment-grade credit rating. As of June 30, 2025, the Company is in compliance with all financial covenants with respect to the Unsecured Notes.

Year	Notes Payable
2025	$-
2026	-
2027	-
2028	50,000,000
Total principal	$50,000,000
Deferred debt issuance costs included in notes payable	(784,985)
Total notes payable, net	$49,215,015

Interest Expense

The following table reflects a summary of interest expense incurred during the three and six months ended June 30, 2025 and 2024.

	Three months ended June 30, 2025			For the six months ended June 30, 2025
	Notes Payable	Revolving Loan	Total Borrowings	Notes Payable	Revolving Loan	Total Borrowings
Interest expense	$1,121,918	$802,208	$1,924,126	$2,243,836	$1,592,620	$3,836,456
Unused fee expense	-	42,774	42,774	-	85,516	85,516
Amortization of debt issuance costs	59,302	50,846	110,148	118,766	101,692	220,458
Total interest expense	$1,181,220	$895,828	$2,077,048	$2,362,602	$1,779,828	$4,142,430

	Three months ended June 30, 2024			For the six months ended June 30, 2024
	Notes Payable	Revolving Loan	Total Borrowings	Notes Payable	Revolving Loan	Total Borrowings
Interest expense	$-	$1,733,412	$1,733,412	$-	$3,740,462	$3,740,462
Unused fee expense	-	13,841	13,841	-	19,927	19,927
Amortization of debt issuance costs	-	91,679	91,679	-	182,593	182,593
Total interest expense	$-	$1,838,932	$1,838,932	$-	$3,942,982	$3,942,982

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

The Manager is entitled to receive base management fees (the “Base Management Fee”) that are calculated and payable quarterly in arrears, in an amount equal to 0.375% of the Company’s Equity, determined as of the last day of each such quarter; reduced by an amount equal to 50% of the pro rata amount of origination fees earned and paid to the Manager during the applicable quarter for loans that were originated on the Company’s behalf by the Manager or affiliates of the Manager (“Outside Fees”). For the three and six months ended June 30, 2025, the Base Management Fee payable was reduced by Outside Fees in the amount of $133,046 and $136,617, respectively. For the three and six months ended June 30, 2024, the Base Management Fee payable was reduced by Outside Fees in the amount of $15,500 and $31,571, respectively.

In addition to the Base Management Fee, the Manager is entitled to receive incentive compensation (the “Incentive Compensation” or “Incentive Fees”) under the Management Agreement. Under the Management Agreement, the Company will pay Incentive Fees to the Manager based upon the Company’s achievement of targeted levels of Core Earnings. “Core Earnings” is defined in the Management Agreement as, for a given period, the net income (loss) for such period, computed in accordance with GAAP, excluding (i) non-cash equity compensation expense, (ii) the Incentive Compensation, (iii) depreciation and amortization, (iv) any unrealized gains or losses or other non-cash items that are included in net income for the applicable reporting period, regardless of whether such items are included in other comprehensive income or loss, or in net income, and (v) one-time events pursuant to changes in GAAP and certain non-cash charges, in each case after discussions between the Manager and the members of the Compensation Committee of the Board, each of whom are Independent Directors, and approved by a majority of the members of the Compensation Committee. Incentive compensation for the three months ended June 30, 2025 and 2024 was $0.8 million and $0.7 million, respectively. Incentive compensation for the six months ended June 30, 2025 and 2024 was $1.4 million and $1.4 million, respectively.

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

The following table summarizes the related party fees and expenses incurred by the Company for the three and six months ended June 30, 2025 and 2024.

	For the three months ended June 30,		For the six months ended June 30,
	2025	2024	2025	2024
Affiliate Payments
Management fees earned	$1,224,052	$1,107,613	$2,436,848	$2,181,922
Less: Outside Fees earned	(133,046)	(15,500)	(136,617)	(31,571)
Base management fees, net	1,091,006	1,092,113	2,300,231	2,150,351
Incentive fees	841,951	682,767	1,368,259	1,379,270
Total management and incentive fees earned	1,932,957	1,774,880	3,668,490	3,529,621
General and administrative expenses reimbursable to Manager	1,155,787	1,106,965	2,304,556	2,344,755
Total	$3,088,744	$2,881,845	$5,973,046	$5,874,376

The following table presents amounts payable to the Manager as of June 30, 2025 and December 31, 2024:

		December 31,
	June 30, 2025	2024
Management fees payable	$1,091,006	$925,671
Incentive fees payable	841,951	1,937,487
Management and incentive fees payable	1,932,957	2,863,158
General and administrative expenses reimbursable to Manager	1,872,082	2,043,403
Total	$3,805,039	$4,906,561

General administrative expenses reimbursable to the Manager are included in the related party payables line item of the consolidated balance sheets as of June 30, 2025 and December 31, 2024.

Co-Investment in Loans

From time to time, the Company may co-invest with other investment vehicles managed by its affiliates, in accordance with the Manager’s co-investment allocation policies. The Company is not obligated to provide, nor has it provided, any financial support to the other managed investment vehicles. As such, the Company’s risk is limited to the carrying value of its investment in any such loan. As of June 30, 2025 and December 31, 2024, 15 and 19 of the Company’s loans were co-invested by affiliates of the Company.

Certain syndicated co-investments originated by affiliates of the Manager may include other consideration, generally in the form of warrants or other equity interests. Prior to, or concurrent with, the origination of the investment, the Company may elect to assign the right (the “Assigned Right”) to the equity consideration to an affiliate, in exchange for an additional upfront fee in an amount equal to the fair value of the equity consideration on a pro-rata basis. There were no sales of Assigned Rights for the three and six months ended June 30, 2025 and 2024.

Loans held for investment – related party

Loan #3 and Loan #33

The borrowers of Loan #3 and Loan #33 are affiliates of Vireo Growth, Inc. ("Vireo"). In December 2024, John Mazarakis, who serves as our Executive Chairman of the Board, was appointed to serve as Chief Executive Officer and Co-Executive Chairman of the Board of Vireo. Certain affiliated investment funds that are managed by entities under common control with our Manager, and for which Mr. Mazarakis can exercise significant influence, own approximately 35% of Vireo's Subordinate Voting Shares, causing the Company to classify transactions with Vireo to be related party transactions. The aggregate principal balance of these loans is included on the consolidated balance sheets within loans held for investment - related party (Note 3). Loan #3 and Loan #33 were repaid in full during the period subsequent to June 30, 2025 (Note 16).

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

In April 2025, the borrower opened its three dispensary locations, all of which were previously non-operational and expect improved financial performance as a result; however; given the history of non-payment resulting from these locations being non-operational, management will closely monitor and evaluate the financial and cash flow performance of the now operational assets, before restoring Loan #9 to accrual status. Accordingly, Loan #9 remains on non-accrual status as of June 30, 2025. The Company intends to hold both the Judgment Loan and the Term Loan until maturity or payoff, as applicable, and therefore has classified these assets as loans held for investment - related party as of June 30, 2025, with a carrying value of $17.8 million and a CECL reserve of approximately $0.5 million.

Loans, at fair value - related party

During the quarter ended December 31, 2024, the Company originated a loan to a subsidiary of Vireo, collateralized by real estate assets in Minnesota. The loan has a principal balance and carrying value of $5.5 million and a carrying value of approximately $5.5 million and $5.3 million as of June 30, 2025 and December 31, 2024, respectively. The Company elected to record the investment at fair value under the fair value option as described in Note 4. Loan #39 was repaid in full during the period subsequent to June 30, 2025 (Note 16).

9. COMMITMENTS AND CONTINGENCIES

Off-Balance Sheet Arrangements

Off-balance sheet commitments may consist of unfunded commitments on delayed draw term loans. The Company does not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured investment vehicles, special purpose entities, or variable interest entities, established to facilitate off-balance sheet arrangements or other contractually narrow or limited purposes. Further, the Company has not guaranteed any obligations of unconsolidated entities or entered into any commitment to provide additional funding to any such entities. As of June 30, 2025 and December 31, 2024, the Company had unfunded commitments on existing loans of $16.6 million and $20.9 million, respectively.

Refer to “Note 3 - Loans Held for Investment, Net” for further information regarding the CECL Reserve attributed to unfunded commitments. Total original loan commitments includes the impact of principal payments received since origination of the loan and future amounts to be advanced at sole discretion of the lender.

The following table summarizes our material commitments as of June 30, 2025:

	Total	2026	2027	2028	2029	2030	Thereafter
Undrawn commitments	$16,595,000	$16,595,000	$-	$-	$-	$-	$-
Total	$16,595,000	$16,595,000	$-	$-	$-	$-	$-

Other Contingencies

The Company from time to time may be a party to litigation in the normal course of business. As of June 30, 2025, the Company is not aware of any legal claims that could materially impact its business, financial condition, or results of operations.

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

As of June 30, 2025 and December 31, 2024, the maximum number of shares of the Company’s common stock that may be delivered pursuant to awards under the 2021 Plan (the “Share Limit”) equals 8.50% of the issued and outstanding shares of the Company’s common stock on a fully-diluted basis following the completion of the initial public offering ("IPO"). Shares that are subject to or underlie awards that expire or for any reason are cancelled or terminated, are forfeited, fail to vest, or for any other reason are not paid or delivered under the 2021 Plan will not be counted against the Share Limit and will again be available for subsequent awards under the 2021 Plan.

There were 6,469 and 0 shares forfeited during the six months ended June 30, 2025 and 2024, respectively. As individual awards and options become fully vested, stock-based compensation expense is adjusted to recognize actual forfeitures.

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

Based on the closing market price of our common stock on June 30, 2025 and December 31, 2024 of $13.96 and $15.42, respectively, the aggregate intrinsic value of our restricted stock awards was as follows:

	As of June 30, 2025		As of December 31, 2024
	Outstanding	Vested	Outstanding	Vested
Aggregate intrinsic value	$5,739,668	$5,495,954	$6,342,292	$3,182,441

The following table summarizes the restricted stock activity for the Company’s directors and officers and employees of the Manager during the six months ended June 30, 2025 and 2024.

	Unvested Restricted Stock	Weighted Average Grant Date Fair Value per Share
Balance at December 31, 2024	411,303	$15.14
Granted	187,157	14.79
Vested	(180,840)	15.09
Forfeited	(6,469)	15.46
Balance at June 30, 2025	411,151	$15.00

	Unvested Restricted Stock	Weighted Average Grant Date Fair Value per Share
Balance at December 31, 2023	366,647	$14.86
Granted	187,335	15.59
Vested	(120,463)	14.89
Balance at June 30, 2024	433,519	$15.17

Restricted stock compensation expense is based on the Company’s stock price at the date of the grant and is amortized over the vesting period. The share-based compensation expense for the Company was $1.5 million and $1.4 million for the six months ended June 30, 2025 and 2024, respectively. The unamortized share-based compensation expense, net for the Company was approximately $5.5 million and $6.1 million as of June 30, 2025 and 2024, respectively, which the Company expects to recognize over the remaining weighted-average term of 1.9 years.

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

During the three and six months ended June 30, 2025, the Company sold an aggregate of 0 and 64,557 shares, respectively, of the Company’s common stock under the Sales Agreement. The weighted average sales price during the three and six months ended June 30, 2025 was $0 and $16.01 per share, generating net proceeds of approximately $0 and $1.0 million, respectively.

During the three and six months ended June 30, 2024, the Company sold an aggregate of 410,360 and 1,306,803 shares, respectively, of the Company’s common stock under the Sales Agreement. The weighted average sales price during the three and six months ended June 30, 2024 was $15.76 and $15.88 per share, generating net proceeds of approximately $6.3 million and $20.2 million, respectively.

As of June 30, 2025 and 2024, the shares of common stock sold pursuant to the registered direct offering in February 2023 and under the ATM Program are the only offerings that have been initiated under the Shelf Registration Statement.

11. EARNINGS PER SHARE

The following information sets forth the computations of basic earnings per common share for the three and six months ended June 30, 2025 and 2024, respectively:

	For the three months ended June 30,		For the six months ended June 30,
	2025	2024	2025	2024
Net income attributable to common stockholders	$8,877,375	$9,184,073	$18,918,686	$17,914,076
Divided by:
Basic weighted average shares of common stock outstanding	21,002,787	19,378,445	20,931,025	18,826,182
Diluted weighted average shares of common stock outstanding	21,487,106	19,890,376	21,376,645	19,265,434
Basic earnings per common share	$0.42	$0.47	$0.90	$0.95
Diluted earnings per common share	$0.41	$0.46	$0.89	$0.93

There were no anti-dilutive shares excluded from the computations of earnings per common share for the three and six months ended June 30, 2025 and 2024.

12. INCOME TAX

To qualify as a REIT, we must meet a number of organizational and operational requirements, including a requirement that we distribute annually to our stockholders at least 90% of our REIT taxable income prior to the deduction for dividends paid. To the extent that we distribute less than 100% of our REIT taxable income in any tax year (taking into account any distributions made in a subsequent tax year under Sections 857(b)(9) or 858 of the Code), we will pay tax at regular corporate rates on that undistributed portion. Furthermore, if we distribute less than the sum of 1) 85% of our ordinary income for the calendar year, 2) 95% of our capital gain net income for the calendar year, and 3) any undistributed shortfall from our prior calendar year (the “Required Distribution”) to our stockholders during any calendar year (including any distributions declared by the last day of the calendar year but paid in the subsequent year), then we are required to pay a non-deductible excise tax equal to 4% of any shortfall between the Required Distribution and the amount that was actually distributed. The 90% distribution requirement does not require the distribution of net capital gains. However, if we elect to retain any of our net capital gain for any tax year, we must notify our stockholders and pay tax at regular corporate rates on the retained net capital gain. Our stockholders must include their proportionate share of the retained net capital gain in their taxable income for the tax year, and they are deemed to have paid the REIT’s tax on their proportionate share of the retained capital gain. Furthermore, such retained capital gain may be subject to the nondeductible 4% excise tax. If it is determined that our estimated current year taxable income will be in excess of estimated dividend distributions (including capital gain dividend) for the current year from such income, we will accrue excise tax on estimated excess taxable income as such taxable income is earned. The annual expense is calculated in accordance with applicable tax regulations. Excise tax expense, if any, is included in the line item, income tax expense. For the six months ended June 30, 2025 and 2024, we did not incur excise tax expense.

As of June 30, 2025 and December 31, 2024, the Company does not have any material unrecognized tax benefits.

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

Recurring Fair Value Measurements

The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2025 and December 31, 2024:

	As of June 30, 2025
	Level 1	Level 2	Level 3	Total
Financial assets:
Loans, at fair value - related party	$-	$5,500,000	$-	$5,500,000

	As of December 31, 2024
	Level 1	Level 2	Level 3	Total
Financial assets:
Loans, at fair value - related party	$-	$-	$5,335,000	$5,335,000

The following table presents the changes in loans classified in Level 3 of the fair value hierarchy during the six months ended June 30, 2025 :

For the six months ended June 30, 2025
Loans, at fair value - related party
Balance at December 31, 2024	$5,500,000
Purchases	—
Transfers out of Level 3	(5,500,000)
Transfers into Level 3	-
Balance at June 30, 2025	$-

During the six months ended June 30, 2025, Loan #39 was transferred from Level 3 to Level 2 due to the availability of observable market data. The fair value was based on the price at which the loan was repaid during the period subsequent to June 30, 2025 (Note 16).

Financial Assets and Liabilities Not Measured at Fair Value

As of June 30, 2025 and December 31, 2024, the carrying values and fair values of the Company’s financial assets and liabilities recorded at amortized cost are as follows:

		As of June 30,		As of December 31,
		2025		2024
	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Loans held for investment	3	$413,975,484	$413,473,042	$402,477,046	$399,771,293
Cash and cash equivalents	1	35,562,084	35,562,084	26,400,448	26,400,448
Interest receivable	2	3,295,906	3,295,906	1,453,823	1,453,823
Other receivables and assets, net	2	422,999	422,999	459,187	459,187
Related party receivables	2	879,200	879,200	3,370,339	3,370,339

Financial liabilities:
Revolving loan	2	71,200,000	70,996,618	55,000,000	54,694,925
Notes payable, net	2	49,215,015	49,383,526	49,096,250	49,306,996
Accounts payable and other liabilities	2	1,355,598	1,355,598	2,285,035	2,285,035
Interest reserve	2	243,435	243,435	1,297,878	1,297,878
Management and incentive fees payable	2	1,932,957	1,932,957	2,863,158	2,863,158
Related party payables	2	1,872,082	1,872,082	2,043,403	2,043,403
Investments payable	2	9,461,774	9,461,774	-	-
Dividend payable	2	9,905,074	9,905,074	13,605,153	13,605,153

Our loans are held for investment and are substantially secured by real estate, equipment, licenses and other assets of the borrowers to the extent permitted by the applicable laws and the regulations governing such borrowers. The aggregate fair value of the Company’s portfolio of loans held for investment was $413,473,042 and $399,771,293, with gross unrecognized holding losses of $0.5 million and $2.7 million as of June 30, 2025 and December 31, 2024, respectively. The fair values, which are classified as Level 3 in the fair value hierarchy, are estimated using discounted cash flow models based on current market inputs for similar types of arrangements. The primary sensitivity in these models is based on the selection of appropriate discount rates. Fluctuations in these assumptions could result in different estimates of fair value.

14. DIVIDENDS AND DISTRIBUTIONS

The following table summarizes the Company’s dividends declared during the six months ended June 30, 2025 and 2024.

	Record Date	Payment Date	Common Share Distribution Amount	Taxable Ordinary Income	Return of Capital	Section 199A Dividends
Regular cash dividend	3/31/2025	4/15/2025	$0.47	$0.47	$-	$0.47
Regular cash dividend	6/30/2025	7/15/2025	$0.47	$0.47	$-	$0.47
Total cash dividend			$0.94	$0.94	-	$0.94

	Record Date	Payment Date	Common Share Distribution Amount	Taxable Ordinary Income	Return of Capital	Section 199A Dividends
Regular cash dividend	3/28/2024	4/15/2024	$0.47	$0.47	$-	$0.47
Regular cash dividend	6/28/2024	7/15/2024	$0.47	$0.47	$-	$0.47
Total cash dividend			$0.94	$0.94	$-	$0.94

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

16. SUBSEQUENT EVENTS

Investment Activity

During the period from July 1, 2025 to August 7, 2025, the Company advanced approximately $4.0 million to existing borrowers and received $0.5 million in scheduled principal repayments.

During the period from July 1, 2025 to August 7, 2025, the Company received principal repayments totaling $56.8 million, relating to the full repayment of Loans #3, #20, #29, #32, #33 and #39. In connection with the repayments prior to maturity, the Company recognized $1.0 million in prepayment fees.

Revolving Loan

During the period from July 1, 2025 to August 7, 2025, the Company had net repayments on the Revolving Loan of $58.8 million. As of August 7, 2025, remaining availability on the Revolving Loan is $97.6 million.

On August 5, 2025, CAL entered into the First Amendment to the Sixth Amended and Restated Loan and Security Agreement (the "August 2025 Amendment"). The August 2025 Amendment extended the contractual maturity date from June 30, 2026 to June 30, 2028. No other material terms were modified as a result of the execution of this amendment, and the Company incurred approximately $0.1 million in financing costs relating thereto (Note 16).

Payment of Dividend

On July 15, 2025, the Company paid its regular quarterly dividend of $0.47 per common share relating to the second quarter of 2025 to stockholders of record as of the close of business on June 30, 2025. The total amount of the cash dividend payment was approximately $9.9 million.

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

•
changes in financial and economic conditions, including inflation and tariffs, which may have an adverse impact on our portfolio companies and commercial real estate in general;
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

Our loans are secured by real estate and, in addition, when lending to owner-operators in the cannabis industry, other collateral, such as equipment, receivables, licenses or other assets of the borrowers to the extent permitted by applicable laws and regulations. In addition, we seek to impose strict loan covenants and seek personal or corporate guarantees for additional protection. As of June 30, 2025 and December 31, 2024, 34.9% and 50.0%, respectively, of the principal of loans held in our portfolio are backed by personal or corporate guarantees. We aim to maintain a portfolio diversified across jurisdictions and across verticals, including cultivators, processors, dispensaries, as well as ancillary businesses. In addition, we may invest in borrowers that have equity securities that are publicly traded on the Canadian Stock Exchange (“CSE”) in Canada and/or over-the-counter in the United States.

As of June 30, 2025, our portfolio is comprised primarily of first mortgages to established multi-state or single-state cannabis operators or property owners. We consider cannabis operators to be established if they are state-licensed and are deemed to be operational and in good standing by the applicable state regulator. We do not own any stock, warrants to purchase stock or other forms of equity in any of our portfolio companies that are involved in the cannabis industry, and we will not take stock, warrants or equity in such issuers until permitted by applicable laws and regulations, including U.S. federal laws and regulations.

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

We generate revenue primarily in the form of interest income on loans. As of June 30, 2025 and December 31, 2024, approximately 60.1% and 62.1%, respectively, of our portfolio of loans held for investment portfolio was comprised of floating rate loans, and 39.9% and 37.9% of our total portfolio was comprised of fixed rate loans, respectively. The floating rate loans described above are variable based upon the Prime Rate plus an applicable margin, and in many cases, a Prime Rate floor. We have one floating rate loan, which comprises approximately 0.1% of the aggregate portfolio outstanding principal that bears a rate based on SOFR.

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

To qualify as a REIT, we must meet a number of organizational and operational requirements, including a requirement that we distribute annually to our stockholders at least 90% of our REIT taxable income prior to the deduction for dividends paid. To the extent that we distribute less than 100% of our REIT taxable income in any tax year (taking into account any distributions made in a subsequent tax year under Sections 857(b)(9) or 858 of the Code), we will pay tax at regular corporate rates on that undistributed portion. Furthermore, if we distribute less than the sum of 1) 85% of our ordinary income for the calendar year, 2) 95% of our capital gain net income for the calendar year, and 3) any undistributed shortfall from our prior calendar year (the “Required Distribution”) to our stockholders during any calendar year (including any distributions declared by the last day of the calendar year but paid in the subsequent year), then we are required to pay a non-deductible excise tax equal to 4% of any shortfall between the Required Distribution and the amount that was actually distributed. The 90% distribution requirement does not require the distribution of net capital gains. However, if we elect to retain any of our net capital gain for any tax year, we must notify our stockholders and pay tax at regular corporate rates on the retained net capital gain. Our stockholders must include their proportionate share of the retained net capital gain in their taxable income for the tax year, and they are deemed to have paid the REIT’s tax on their proportionate share of the retained capital gain. Furthermore, such retained capital gain may be subject to the nondeductible 4% excise tax. If it is determined that our estimated current year taxable income will be in excess of estimated dividend distributions (including capital gain dividend) for the current year from such income, we will accrue excise tax on estimated excess taxable income as such taxable income is earned. The annual expense is calculated in accordance with applicable tax regulations. Excise tax expense, if any, is included in the line item, income tax expense. For the six months ended June 30, 2025, we did not incur excise tax expense.

Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 740 - Income Taxes (“ASC 740”), prescribes a recognition threshold and measurement attribute for the consolidated financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. We have analyzed our various federal and state filing positions and believe that our income tax filing positions and deductions are documented and supported as of June 30, 2025. Based on our evaluation, there is no reserve for any uncertain income tax positions. Accrued interest and penalties, if any, are included within other liabilities in the consolidated balance sheets.

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

Our operating results depend in large part on differences between the income earned on our assets and our cost of borrowing. The cost of our borrowings generally is based on prevailing market interest rates. During a period of rising interest rates, our borrowing costs generally will increase (a) while the yields earned on our leveraged fixed-rate loan assets will remain static, and (b) at a faster pace than the yields earned on our leveraged floating-rate loan assets, which could result in a decline in our net interest spread and net interest margin. The severity of any such decline would depend on our asset/liability composition at the time as well as the magnitude and duration of the interest rate increase. Further, an increase in short-term interest rates could also have a negative impact on the market value of our target investments. If any of these events happen, we could experience a decrease in net income or incur a net loss during these periods, which could adversely affect our liquidity and results of operations.

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

These factors could lower our net interest income or cause a net loss during periods of rising interest rates, which would harm our financial condition, cash flows and results of operations. As of June 30, 2025, 60.1% of our portfolio of loans held for investment are floating rate loans, based on total principal outstanding have interest Prime rate floors as summarized below:

As of June 30, 2025
Rate Floor	Outstanding Principal	Percentage of Portfolio
8.50%	$50,469,178	12.1%
8.00%	7,250,000	1.7%
7.75%	21,523,183	5.2%
7.50%	48,057,687	11.5%
7.00%	85,624,483	20.6%
6.25%	19,186,876	4.6%
5.50%	460,000	0.1%
4.00%	233,333	0.1%
0.00%	17,400,000	4.2%
Fixed-rate	166,213,408	39.9%
	$416,418,148	100.0%

Interest Rate Mismatch Risk

We may fund a portion of our origination of loans, or of loans that we may in the future acquire, with borrowings that are based on the Prime Rate or a similar measure, while the interest rates on these assets may be fixed or indexed to the Prime Rate or another index rate, including the Secured Overnight Financing Rate ("SOFR"). Accordingly, any increase in the Prime Rate or SOFR will generally result in an increase in our borrowing costs that would not be matched by fixed-rate interest earnings and may not be matched by a corresponding increase in floating-rate interest earnings. Any such interest rate mismatch could adversely affect our profitability, which may negatively impact distributions to our stockholders.

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

Developments During the Second Quarter of 2025

Updates to Our Loan Portfolio during the Second Quarter of 2025

In June 2025, we entered into an amendment to Loan #16, which extended the maturity date to January 29, 2027. No other terms of the loan were modified in connection with this amendment.

In June 2025, Loan #7 was refinanced, which extended the maturity date from June 30, 2025 to June 30, 2028. In addition, the Company made a $13 million commitment add-on.

On May 9, 2025, Loan #6 was placed on non-accrual and remains on non-accrual as of June 30, 2025. A Default Notice was sent to the borrower on May 9, 2025 specifying certain events of default such as outstanding tax liens and recent non-payment of interest and principal. Management has begun the process to exercise its rights and remedies under the loan documents.

Subsequent Updates to Our Loan Portfolio

During the period from July 1, 2025 to August 7, 2025, the Company advanced approximately $4.0 million to existing borrowers and received $0.5 million in scheduled principal repayments.

During the period from July 1, 2025 to August 7, 2025, the Company received principal repayments totaling $56.8 million, relating to the full repayment of Loans #3, #20, #29, #32, #33 and #39. In connection with the repayments prior to maturity, the Company recognized $1.0 million in prepayment fees.

Dividends Declared Per Share

During the three months ended June 30, 2025, we declared an ordinary cash dividend of $0.47 per share of our common stock, relating to the second quarter of 2025, which was paid on July 15, 2025 to stockholders of record as of the close of business on June 30, 2025. The total amount of the cash dividend payment was approximately $9.9 million.

The payment of this dividend is not indicative of our ability to pay such dividends in the future.

Results of Operations

Comparison of the three months ended June 30, 2025 and 2024

	For the three months ended June 30,		Variance
	2025	2024	Amount	%
Revenues
Interest income	$16,502,035	$15,022,431	$1,479,604	10%
Interest expense	(2,077,048)	(1,838,932)	(238,116)	13%
Net interest income	14,424,987	13,183,499	1,241,488	9%

Expenses
Management and incentive fees, net	1,932,957	1,774,880	158,077	9%
General and administrative expense	1,271,124	1,254,535	16,589	1%
Professional fees	480,113	409,149	70,964	17%
Stock based compensation	881,128	836,333	44,795	5%
Provision (benefit) for current expected credit losses	1,147,290	(275,471)	1,422,761	-516%
Total expenses	5,712,612	3,999,426	1,713,186	43%
Change in unrealized gain (loss) on investments	165,000	-	165,000	100%
Net Income before income taxes	8,877,375	9,184,073	(306,698)	-3%
Income tax expense	-	-	-	-
Net Income	$8,877,375	$9,184,073	$(306,698)	-3%

•
Interest income increased by approximately $1.5 million, or 10%, during the quarter ended June 30, 2025, compared to the quarter ended June 30, 2024. The increase in interest income was driven primarily by fee income of $1.5 million for the three months ended June 30, 2025, as compared to $0.1 million for the three months ended June 30, 2024. The fee income primarily related to the refinancing of Loan #7 which had an original maturity date of June 30, 2025 and recognition of a success fee of $1.0 million.
•
Interest expense increased by approximately $0.2 million, or 13%, over the comparative period. The increase was due to the interest on the Notes Payable, which were not included in the interest expense for the three months ended June 30, 2024, which contributed to approximately $1.2 million of the interest expense for the three months ended June 30, 2025. This increase was offset by 100 basis point prime rate decline and a decrease in the weighted average outstanding balance on the Revolving Loan, which was approximately $42.3 million and $78.4 million, as of June 30, 2025, and 2024, respectively.
•
Management and incentive fees to our Manager increased by approximately $158 thousand, or 9%, over the comparative period. The increase was primarily related to the increase in incentive fees of $159 thousand during the June 30, 2025 , as compared to June 30, 2024, primarily as a result in the increase in Core Earnings of approximately $790 thousand over the comparable trailing twelve-month period.
•
General and administrative expenses and professional fees increased by approximately $88 thousand for the three months ended June 30, 2025, as compared to the three months ended June 30, 2024.
•
Stock based compensation expense slightly increased by approximately $45 thousand for the three months ended June 30, 2025, as compared to the three months ended June 30, 2024. The increase over the comparable period is driven by the incremental expense recognized on the 187,157 restricted stock awards granted to employees of our Manager on April 1, 2025, which have a vesting period of three years.
•
Provision for current expected credit losses was approximately $1.1 million in the three months ended June 30, 2025, as compared to a reversal of $275 thousand in the three months ended June 30, 2024. The CECL reserve represents approximately 107 basis points of our aggregate loans held for investment, at carrying value, of approximately $416.4 million as of June 30, 2025, compared with 133 basis points as of June 30, 2024.
o
The increase in the CECL reserve corresponds to a modest decline in the credit profile of our portfolio of loans held for investment during the comparative three-month period from March 31, 2025 to June 30, 2025, primarily due to the Loan #6 being placed on non-accrual status. The carrying value of loans held for investment risk rated "4" increased from approximately $21.6 million or 5.4% as of March 31, 2025 to $39.4 million or 9.5% as of June 30, 2025.

Comparison of the six months ended June 30, 2025 and 2024

	For the six months ended June 30,		Variance
	2025	2024	Amount	%
Revenues
Interest income	$31,609,350	$30,366,098	$1,243,252	4%
Interest expense	(4,142,430)	(3,942,982)	(199,448)	5%
Net interest income	27,466,920	26,423,116	1,043,804	4%

Expenses
Management and incentive fees, net	3,668,490	3,529,621	138,869	4%
General and administrative expense	2,467,231	2,644,802	(177,571)	-7%
Professional fees	973,059	859,007	114,052	13%
Stock based compensation	1,530,440	1,367,626	162,814	12%
Provision (benefit) for current expected credit losses	74,014	104,808	(30,794)	-29%
Total expenses	8,713,234	8,505,864	207,370	2%
Change in unrealized gain (loss) on investments	165,000	(75,604)	240,604	NM
Realized gain on debt securities, at fair value	-	72,428	(72,428)	100%
Net Income before income taxes	18,918,686	17,914,076	1,004,610	6%
Income tax expense	-	-	-	-
Net Income	$18,918,686	$17,914,076	$1,004,610	6%

•
Interest income increased by approximately $1.2 million, or 4%, during the six months ended June 30, 2025, compared to the six months ended June 30, 2024. The increase is primarily driven by interest income from prepayment fees and acceleration of original issue discounts and other upfront fees generated approximately $1.9 million and $0.1 million of gross interest income during the six months ended June 30, 2025 and 2024, respectively. The increase was offset by the weighted-average yield-to-maturity internal rate of return (“YTM IRR”) on our portfolio decreased from 18.7% at June 30, 2024. to 16.8% at June 30, 2025, as a result of certain re-pricing amendments relating to de-risking of our portfolio and the impact of the 100 basis point prime rate decline on our floating rate portfolio.
•
Interest expense increased by approximately $0.2 million, or 5%, over the comparative period. The increase was attributable to the Notes Payable, which were not included in interest expense during the six months ended June 30, 2024, contributed to approximately $2.4 million of the expense during the six months ended June 30, 2025. The outstanding balance on the Revolving Loan was approximately $71.2 million and $76.8 million, as of June 30, 2025 and 2023, respectively.
•
Management and incentive fees to our Manager was approximately $3.7 million for the six months ended June 30, 2025, as compared to approximately $3.5 million for the six months ended June 30, 2024, a increase of $0.1 million. Management fees were approximately $2.3 million for the six months ended June 30, 2025, as compared to approximately $2.2 million for the six months ended June 30, 2024. The slight increase in management fees was primarily attributable to fewer origination fee offsets in the six months ended June 30, 2025 of approximately $137 thousand, compared to approximately $32 thousand for the six months ended June 30, 2024. Incentive fees were approximately $1.4 million for both the six months ended June 30, 2025 and 2024.
•
General and administrative expenses and professional fees decreased by approximately $64 thousand for the six months ended June 30, 2025, as compared to the six months ended June 30, 2024.
•
Stock based compensation expense increased by approximately $0.2 million for the six months ended June 30, 2025, as compared to the six months ended June 30, 2024. The increase over the comparable period is driven by the incremental expense recognized on the 187,157 restricted stock awards granted to employees of our Manager on April 1, 2025.
•
Our provision for current expected credit losses decreased due to both borrower specific credit factors and regular re-evaluations of overall current macroeconomic conditions affecting our borrowers and the industry.
o
Provision of current expected credit losses were approximately $74 thousand in the six months ended June 30, 2025, as compared to $105 thousand during the six months ended June 30, 2024. The decrease in expected credit losses was primarily driven by the $0.7 million reversal from Loan #9 during the six months ended June 30, 2025. The current expected credit loss reserve represents approximately 107 basis points of our aggregate loan commitments held at carrying value of approximately $4.4 million as of June 30, 2025.
o
During the six month period ended June 30, 2025, the Company's CECL Reserve increased by approximately $0.1 million. However; the Company noted approximately $51.3 million of principal of loans held for investment were fully repaid during the subsequent period from June 30, 2025 through August 7, 2025 and for these loans, management applied a $0 CECL reserve. These loans are included in risk rating "1"in Note 3.
o
We record a reserve liability based on the unfunded portion of loan commitments over the full contractual period over which we are exposed to credit risk through a current obligation to extend credit. Management considered the likelihood that funding will occur, and if funded, the expected credit loss on the funded portion. We continuously evaluate the credit quality of each loan by assessing the risk factors of each loan. The reserve recorded applicable to the $16.6 million of unfunded commitments as of June 30, 2025 is approximately $45 thousand.

Loan Portfolio

As of June 30, 2025 and December 31, 2024, the Company's portfolio included loans to 29 and 30 borrowers, respectively, of which approximately $414.0 million and $402.5 million at carrying value, respectively, prior to the reserve for current expected credit losses, are classified as held for investment. The aggregate outstanding principal was approximately $416.4 million and $404.7 million as of June 30, 2025 and December 31, 2024, respectively.

As of June 30, 2025 and December 31, 2024, our portfolio of loans held for investment had a weighted-average YTM IRR of 16.8% and 17.2%, and was substantially secured by real estate and, with respect to certain of our loans, substantially all assets of the borrowers and certain of their subsidiaries, including equipment, receivables, and licenses. YTM IRR is calculated using various inputs, including (i) cash and PIK interest, which is capitalized and added to the outstanding principal balance of the applicable loan, (ii) original issue discount (“OID”), (iii) amortization, (iv) unused fees, and (v) exit fees. Certain of our loans have extension fees, which are not included in our YTM IRR calculations, but may increase YTM IRR if such extension options are exercised by borrowers.

The below table summarizes our portfolio of loans held for investment by rate type as of June 30, 2025 and December 31, 2024:

	As of June 30, 2025
	Total Principal	Original Issue Discount	Carrying Value	Percentage of loans held for investment
Fixed-rate loans	$166,213,408	$(708,502)	$165,504,906	39.9%
Floating-rate loans	250,204,740	(1,734,162)	248,470,578	60.1%
Total	$416,418,148	$(2,442,664)	$413,975,484	100.0%

	As of December 31, 2024
	Total Principal	Original Issue Discount	Carrying Value	Percentage of loans held for investment
Fixed-rate loans	$149,771,871	$(545,081)	$149,226,790	37.1%
Floating-rate loans	254,949,683	(1,699,427)	253,250,256	62.9%
Total	$404,721,554	$(2,244,508)	$402,477,046	100.0%

As of June 30, 2025, the Company has one loan held at fair value with a principal balance of $5.5 million, which bears a fixed rate. On an aggregate basis, our total loan portfolio is comprised of 59.3% and 40.7% floating rate loans and fixed rate loans, respectively.

The below summarizes our portfolio of loans held for investment as of June 30, 2025:

		Initial Funding	Maturity	Principal	Original Issue	Carrying	Percent of Loans held	Future		Periodic	YTM
Loan	Location(s)	Date (1)	Date (2)	Balance	Premium/(Discount)	Value	for investment	Fundings	Interest Rate (3)	Payment (4)	IRR (5)
1	Various	10/27/2022	10/30/2026	$19,186,876	$(191,080)	$18,995,796	4.6%	$-	P+6.5% Cash (8)	P&I	17.1%
2	Michigan	12/31/2021	12/31/2025	27,110,506	(19,285)	27,091,221	6.5%	-	P+3% Cash (13)	I/O	17.3%
3	Various	11/18/2021	1/29/2027	21,523,183	(398,115)	21,125,068	5.1%	-	P+10.375% Cash, 2.75% PIK (11)(14)(15)(21)	I/O	23.5%
4	Arizona	6/1/2024	6/17/2026	6,626,809	-	6,626,809	1.6%	-	11.91% Cash	I/O	17.0%
6	Michigan	8/20/2021	1/30/2026	4,958,672	(1,537)	4,957,135	1.2%	-	P+6.5% Cash (13)(20)	P&I	17.2%
7	Illinois, Arizona	6/30/2025	6/30/2028	33,130,667	(537,735)	32,592,932	7.9%	3,000,000	P+5.75% Cash (9)	I/O	15.6%
8	West Virginia	8/30/2024	12/31/2025	8,491,943	-	8,491,943	2.1%	-	10% Cash	I/O	15.0%
9	Pennsylvania	3/31/2025	3/31/2028	17,926,987	(108,037)	17,818,950	4.3%		9% Cash (16)	I/O	9.7%
12	Various	11/8/2021	10/31/2027	14,807,687	(95,856)	14,711,831	3.6%	-	P+7% Cash, 2% PIK (10)	I/O	19.6%
16	Florida	6/1/2025	1/29/2027	9,557,500	(127,753)	9,429,747	2.3%	500,000	16.75% Cash	I/O	26.7%
18	Ohio	2/3/2022	12/31/2025	46,168,399	(227,963)	45,940,436	11.1%	-	P+1.75% Cash, 5% PIK (9)(17)	I/O	16.7%
19	Florida	3/11/2022	12/31/2025	18,061,526	(10,511)	18,051,015	4.4%	-	11% Cash, 5% PIK	P&I	16.5%
20	Missouri	5/9/2022	11/28/2025	21,104,965	(34,683)	21,070,282	5.1%	-	11% Cash, 2% PIK (21)	I/O	14.7%
21	Illinois	7/1/2022	7/29/2026	6,325,417	(19,981)	6,305,436	1.5%	-	P+7% Cash, 2% PIK (9)	P&I	23.3%
23	Arizona	3/27/2023	3/31/2026	1,500,000	(9,307)	1,490,693	0.4%	-	P+7.5% Cash (12)	P&I	18.7%
24	Oregon	9/27/2022	9/27/2026	460,000	-	460,000	0.1%	-	P+10.5% Cash (7)	P&I	21.7%
25	New York	7/1/2023	6/29/2036	23,580,998	-	23,580,998	5.7%	-	15% Cash	P&I	16.6%
27	Nebraska	8/15/2023	6/30/2027	17,400,000	-	17,400,000	4.2%	-	P+6.5% Cash (18)	I/O	15.7%
29	Illinois	10/11/2023	10/9/2026	1,897,729	-	1,897,729	0.5%	-	11.4% Cash, 1.5% PIK (21)	P&I	14.7%
30	Missouri, Arizona	12/19/2023	12/31/2026	18,400,000	(95,257)	18,304,743	4.4%	-	P+7.75% Cash (13)	I/O	18.7%
31	California, Illinois	5/3/2023	5/3/2026	6,680,000	-	6,680,000	1.6%	-	P+8.75% Cash (10)	I/O	18.3%
32	Nevada	4/15/2024	8/15/2027	5,750,000	(21,717)	5,728,283	1.4%	-	P+6.5% Cash (12)(21)	I/O	16.1%
33	Minnesota	5/20/2024	5/28/2027	1,044,000	(3,294)	1,040,706	0.3%	-	12% Cash (14)(21)	P&I	13.3%
34	Arizona	6/17/2024	5/29/2026	10,000,000	-	10,000,000	2.4%	-	11.91% Cash	I/O	12.8%
35	California	8/23/2024	8/23/2027	24,624,213	-	24,624,213	5.9%	-	12% Cash, 3% PIK	I/O	16.3%
36	Illinois	10/28/2024	1/1/2027	26,570,000	(94,816)	26,475,184	6.4%	1,030,000	P+6.25% Cash (10)	I/O	15.4%
37	Various	11/26/2024	11/24/2028	20,120,309	(340,507)	19,779,802	4.8%	10,000,000	12% Cash, 1% PIK (19)	I/O	15.2%
38a	Various	12/13/2024	12/12/2025	2,065,000	(52,726)	2,012,274	0.5%	2,065,000	10% Cash (19)	I/O	15.6%
38b	Various	1/15/2025	12/12/2025	840,000	(23,994)	816,006	0.2%	-	10% Cash (19)	I/O	15.6%
40	Various	3/28/2025	7/28/2028	233,333	(21,513)	211,820	0.1%	-	SOFR +10.25% Cash (6)	I/O	19.4%
41	Ohio	3/1/2025	3/13/2027	271,429	(6,997)	264,432	0.1%	-	14.5% Cash	I/O	16.1%

			Subtotal	$416,418,148	$(2,442,664)	$413,975,484	100.0%	$16,595,000			16.8%

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
(3)
"P" = prime rate; "SOFR"= Secured Overnight Financing Rate. "P" and "SOFR" represent floating rate loans that pay interest at the designed benchmark rate plus an applicable spread; "SOFR" loans are typically indexed to 30-day, 90-day or 180-day rates (1 month, 3 month, or 6 month, respectively); "PIK" = paid-in-kind interest.
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
(18)
This loan has floating grid pricing based on the Prime Rate plus a spread of 5.00% to 8.75% based on monthly annualized EBITDA performance. As of June 30, 2025, applied interest rate is Prime Rate + 6.50%.
(19)
Loan #37 and Loan #38 bear unused fees on the unfunded commitment of 0.75% and 1.50% per annum, respectively.
(20)
Loan #6 was placed on non-accrual on May 9, 2025 and all accrued interest after April 1, 2025 was reversed. This loan remains on non-accrual as of June 30, 2025.
(21)
These loans were repaid in full with all accrued interest and fees during the subsequent period from June 30, 2025 to August 7, 2025.

The following tables summarize our loans held for investment as of June 30, 2025 and December 31, 2024:

	As of June 30, 2025
	Outstanding Principal	Original Issue Discount	Carrying Value	Weighted Average Remaining Life (Years) (1)
Senior Term Loans	$416,418,148	$(2,442,664)	$413,975,484	2.0
Current expected credit loss reserve	-	-	(4,421,348)
Total loans held at carrying value, net	$416,418,148	$(2,442,664)	$409,554,136

	As of December 31, 2024
	Outstanding Principal	Original Issue Discount	Carrying Value	Weighted Average Remaining Life (Years) (1)
Senior Term Loans	$404,721,554	$(2,244,508)	$402,477,046	2.2
Current expected credit loss reserve	-	-	(4,346,869)
Total loans held at carrying value, net	$404,721,554	$(2,244,508)	$398,130,177

(1)
Weighted average remaining life is calculated based on the carrying value of the loans as of June 30, 2025 and December 31, 2024, respectively.

The following tables present changes in loans held for investment at carrying value as of and for the six months ended June 30, 2025 and 2024:

	Principal	Original Issue Discount	Current Expected Credit Loss Reserve	Carrying Value
Balance at December 31, 2024	$404,721,554	$(2,244,508)	$(4,346,869)	$398,130,177
Purchase of investments	20,859,561	(1,048,270)	-	19,811,291
Principal repayment of loans	(12,279,060)	-	-	(12,279,060)
Accretion of original issue discount	-	850,114	-	850,114
Transfer of loan held for investment to loan held for sale	-	-	-	-
PIK Interest	3,116,093	-	-	3,116,093
Increase in provision for current expected credit losses	-	-	(74,479)	(74,479)
Balance at June 30, 2025	$416,418,148	$(2,442,664)	$(4,421,348)	$409,554,136

	Principal	Original Issue Discount	Current Expected Credit Loss Reserve	Carrying Value
Balance at December 31, 2023	$355,745,305	$(2,104,695)	$(4,972,647)	$348,667,963
Purchase of investments	43,372,158	(161,080)	-	43,211,078
Principal repayment of loans	(21,638,340)	-	-	(21,638,340)
Accretion of original issue discount	-	847,315	-	847,315
Transfer of loan held for investment to loan held for sale	—		-	—
PIK Interest	5,802,004	-	-	5,802,004
Increase in provision for current expected credit losses	-	-	(107,900)	(107,900)
Balance at June 30, 2024	$383,281,127	$(1,418,460)	$(5,080,547)	$376,782,120

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

The following table provides a reconciliation of GAAP net income to Distributable Earnings and Adjusted Distributable Earnings (in thousands, except per share data):

	Three months ended	Three months ended	Six months ended	Six months ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Net Income	$8,877,375	$9,184,073	$18,918,686	$17,914,076
Adjustments to net income
Stock based compensation	881,128	836,333	1,530,440	1,367,626
Amortization of debt issuance costs	110,148	182,593	220,458	182,593
Provision (benefit) for current expected credit losses	1,147,290	(275,471)	74,014	104,808
Change in unrealized gain (loss) on investments	(165,000)	-	(165,000)	75,604
Distributable Earnings	$10,850,941	$9,927,528	$20,578,598	$19,644,707
Basic weighted average shares of common stock outstanding (in shares)	21,002,787	19,378,445	20,931,025	18,826,182
Basic Distributable Earnings per Weighted Average Share	$0.52	$0.51	$0.98	$1.04
Diluted weighted average shares of common stock outstanding (in shares)	21,487,106	19,890,376	21,376,645	19,265,434
Diluted Distributable Earnings per Weighted Average Share	$0.51	$0.50	$0.96	$1.02

Book Value Per Share

The book value per share of our common stock as of June 30, 2025 and December 31, 2024 was approximately $14.71 and $14.83, respectively.

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

As of June 30, 2025 and December 31, 2024, all of our cash was unrestricted and totaled approximately $35.6 million and $26.4 million, respectively. We believe that our cash on hand, capacity available under our Revolving Loan, the Unsecured Notes and cash flows from operations for the next twelve months will be sufficient to satisfy the operating requirements of our business through at least the next twelve months. The sources of financing for our target investments are described below.

Credit Facility

As of June 30, 2025 and December 31, 2024, unamortized debt issuance costs related to the Revolving Loan, including all amendments and amendments and restatements thereto, as applicable, of $203,382 and $305,075, respectively, are recorded in other receivables and assets, net on the consolidated balance sheets.

For the six months ended June 30, 2025, the Company had net paydowns of $16.2 million against the Revolving Loan. As of June 30, 2025, the Company had $38.8 million available and $71.2 million outstanding under the Revolving Loan (Note 7).

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

The Unsecured Notes provide for certain affirmative covenants, including requiring us to deliver certain financial information and any notices of default, and conducting business in the normal course. Additionally, the Company must comply with certain financial and non-financial covenants including but not limited to: (1) minimum stockholders' equity of $200.0 million, (2) maximum aggregate indebtedness of $225.0 million, subject to increase from time to time based upon ratable increases in stockholders' equity, and (3) maintenance of a credit rating. As of June 30, 2025, the Company is in compliance with all financial covenants with respect to the Unsecured Notes.

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

For the six months ended June 30, 2025, the Company sold an aggregate of 64,557 shares of the Company’s common stock under the Sales Agreement at a weighted average price of $16.01 per share, generating net proceeds of approximately $1.0 million.

For the six months ended June 30, 2024, the Company sold an aggregate of 1,306,803 shares of the Company’s common stock under the Sales Agreement at a weighted average price of $15.88 per share, generating net proceeds of approximately $20.2 million.

Cash Flows

The following table sets forth changes in cash and cash equivalents for the six months ended June 30, 2025 and 2024, respectively:

	For the six months ended June 30,
	2025	2024
Net income	$18,918,686	$17,914,076
Adjustments to reconcile net income to net cash used in operating activities and changes in operating assets and liabilities	(4,830,181)	(4,785,258)
Net cash provided by operating activities	14,088,505	13,128,818
Net cash provided by/(used in) investing activities	1,952,043	(21,572,738)
Net cash (used in)/provided by financing activities	(6,878,912)	7,616,763
Change in cash and cash equivalents	9,161,636	(827,157)

Net Cash Provided by Operating Activities

For the six months ended June 30, 2025 and 2024, we reported “Net cash provided by operating activities” of approximately $14.1 million and $13.1 million, respectively. Net cash provided by operating activities increased approximately $1.0 million, primarily attributable to a decrease in PIK interest income of $2.7 million, an increase in related party receivables of $3.2 million, and an increase in stock based compensation expense of $0.2 million, an increase in net income over the comparable period of approximately $1.0 million, a decrease in the interest reserve for applied interest payments of approximately $2.5 million, a decrease in accounts payable and accrued expenses of approximately $1.3 million and a decrease in interest receivable of approximately $1.7 million, over the comparable period.

Net Cash Provided by Investing Activities

For the six months ended June 30, 2025 and 2024, we reported “Net cash provided by/(used in) investing activities” of approximately $2.0 million and $(21.6) million, respectively.

For the six months ended June 30, 2025, cash outflows primarily related to $10.3 million used for the origination and funding of loans held for investment, partially offset by $12.3 million of cash received from the principal repayment of loans held for investment.

For the six months ended June 30, 2024, cash outflows primarily related to $43.2 million used for the origination and funding of loans held for investment, partially offset by $21.6 million of cash received from the principal repayment of loans held for investment.

Net Cash Used in Financing Activities

For the six months ended June 30, 2025 and 2024, we reported “Net cash (used in)/provided by financing activities” of approximately $(6.9) million and $7.6 million, respectively.

For the six months ended June 30, 2025, cash inflows of approximately $1.0 million related to proceeds received from sales of our common stock through the ATM offering and $56.9 million related to draw downs on our Revolving Loan, which were offset by approximately $40.7 million in repayments on our Revolving Loan, $24.0 million in dividends paid, and approximately $82 thousand in offering costs associated with the registered at-the-market offering.

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

The following table summarizes the Company’s dividends declared during the six months ended June 30, 2025 and 2024, respectively.

	Record Date	Payment Date	Common Share Distribution Amount	Taxable Ordinary Income	Return of Capital	Section 199A Dividends
Regular cash dividend	3/31/2025	4/15/2025	$0.47	$0.47	$-	$0.47
Regular cash dividend	6/30/2025	7/15/2025	$0.47	$0.47	$-	$0.47
Total cash dividend			$0.94	$0.94	-	$0.94

	Record Date	Payment Date	Common Share Distribution Amount	Taxable Ordinary Income	Return of Capital	Section 199A Dividends
Regular cash dividend	3/28/2024	4/15/2024	$0.47	$0.47	$-	$0.47
Regular cash dividend	6/28/2024	7/15/2024	$0.47	$0.47	$-	$0.47
Total cash dividend			$0.94	$0.94	$-	$0.94

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

The risk ratings are primarily based on historical data and current conditions specific to each portfolio company, as well as consideration of future economic conditions and each borrower’s estimated ability to meet debt service requirements. The risk ratings shown in the following table as of June 30, 2025 and December 31, 2024 consider borrower specific credit history and performance and quarterly re-evaluation of overall current macroeconomic conditions affecting the borrowers. As interest rates have increased due to rising rates from the Federal Reserve Board, it has impacted borrowers’ ability to service their debt obligations on a global scale. Changes in risk ratings had an effect on the level of the CECL reserve though, other than the two loans placed on non-accrual status, the loans continued to perform as expected. For approximately 47% of the portfolio, the fair value of the underlying real estate collateral exceeded the amounts outstanding under the loans as of June 30, 2025. The remaining approximately 53% of the portfolio, while not fully collateralized by real estate, may be partially collateralized by real estate and was secured by other forms of collateral including equipment, receivables, licenses and/or other assets of the borrowers to the extent permitted by applicable laws and regulations governing such borrowers.

As of June 30, 2025 and December 31, 2024, the carrying value, excluding the CECL Reserve, of the Company’s loans within each risk rating by year of origination is as follows:

	As of June 30, 2025(1)
Risk Rating	2025	2024	2023	2022	2021	Total
1	$-	$6,768,989	$1,897,729	$21,530,282	$21,125,068	$51,322,068
2	33,620,758	53,111,671	67,456,434	43,352,247	-	197,541,110
3	9,694,179	28,271,745	-	45,940,436	41,803,052	125,709,412
4	17,818,950	16,626,809	-	-	4,957,135	39,402,894
5	-	-	-	-	-	-
Total	$61,133,887	$104,779,214	$69,354,163	$110,822,965	$67,885,255	$413,975,484

(1)
Amounts are presented by loan origination year with subsequent advances shown in the original year of origination.

Accounting Policies and Estimates

As of June 30, 2025, there were no significant changes in the application of our accounting policies or estimates from those presented in our annual report on Form 10-K. Refer to Note 2 to our consolidated financial statements for the six months ended June 30, 2025, titled “Significant Accounting Policies” for information on recent accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks in the ordinary course of our business. These risks primarily relate to fluctuations in interest rates. Our loans are typically valued using a yield analysis, which is typically performed for performing loans to borrowers. Changes in market yields may change the fair value of certain of our loans. Generally, an increase in market yields may result in a decrease in the fair value of certain of our loans, however this is mitigated to the extent our loans bear interest at a floating rate. As of June 30, 2025, we had 16 floating-rate loans, representing approximately 59.3% of our loan total portfolio based on aggregate outstanding principal balances, subject to a Prime Rate floor. We estimate that a hypothetical 100 basis points increase in the Prime Rate would result in an increase in annual cash interest income, excluding the effects of PIK interest, of approximately $2.5 million and a 100 basis points decrease in the Prime Rate would result in a decrease in annual interest income of approximately $0.8 million. Our loans generally have a Prime Rate floor established at the prevailing Prime Rate at the time of origination. Refer to Note 3 for Prime Rate floor by loan.

In addition, our Revolving Loan is exposed to similar market risks. Changes in market rates may change the fair value of our Revolving Loan as our loan bears interest at the greater of (1) the Prime Rate plus the applicable margin and (2) 3.25%. As of June 30, 2025, we had an outstanding balance of $71.2 million under the Revolving Loan. Based on our outstanding balance as of June 30, 2025, we estimate that a hypothetical 100 basis points increase in the Prime Rate would result in an increase in annual cash interest expense, excluding unused fees, of approximately $0.7 million and a 100 basis points decrease in the Prime Rate would result in a decrease in annual interest expense of approximately $0.7 million.

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

While we believe the principal amounts of our loans are generally adequately protected by underlying collateral value, there is a risk that we will not realize the entire principal value of certain loans, particularly those not fully collateralized by real estate. In order to mitigate that risk, our loans are generally collateralized by other assets, such as equipment, receivables, licenses or other assets of the borrowers to the extent permitted by applicable laws and regulations. In addition, we seek to impose strict loan covenants and seek personal or corporate guarantees for additional protection. As of June 30, 2025 and June 30, 2024, our portfolio on average had real estate collateral coverage of 1.2x and 1.3x, respectively, and all of our loans are secured by equity pledges of the borrower and all asset liens.

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

Our loan portfolio as of June 30, 2025 and December 31, 2024, was concentrated with the top three borrowers representing approximately 25.6% and 24.0% of principal outstanding, respectively. As of and for the six months ended June 30, 2025 and 2024, the top three borrowers represented approximately 26.0% and 30.0% of the total interest income, respectively. The largest loan represented approximately 11.1% of principal outstanding as of both June 30, 2025 and December 31, 2024.

As of June 30, 2025 and December 31, 2024, our borrowers have operations in the jurisdictions noted within the table below based on real estate collateral location or principal place of business:

As of June 30, 2025			As of December 31, 2024
Jurisdiction	Outstanding Principal (1)	Percentage of Our Loan Portfolio	Jurisdiction	Outstanding Principal (1)	Percentage of Our Loan Portfolio
Illinois	$70,614,725	17%	Illinois	$55,958,079	14%
Ohio	63,487,510	15%	Ohio	60,065,707	15%
Florida	44,968,576	11%	Florida	42,712,285	11%
Pennsylvania	37,113,862	9%	Pennsylvania	35,727,045	9%
Missouri	36,073,052	9%	Missouri	38,208,259	9%
Michigan	32,069,178	8%	Michigan	32,068,629	8%
Arizona	25,163,960	6%	Arizona	28,023,340	7%
California	25,008,065	6%	California	26,057,479	6%
New York	23,580,998	6%	New York	25,093,595	6%
Maryland	22,188,184	5%	Maryland	21,835,901	5%
Nebraska	17,400,000	4%	Nebraska	17,400,000	4%
West Virginia	8,491,943	2%	West Virginia	8,491,943	2%
Nevada	5,750,001	1%	Nevada	6,000,000	1%
Texas	2,770,760	1%	Texas	2,756,870	1%
Minnesota	1,124,460	0%	Minnesota	1,116,000	0%
Oregon	612,874	0%	Oregon	580,000	0%
Massachusetts	-	-%	Massachusetts	2,626,423	1%
Total	$416,418,148	100%	Total	$404,721,554	100%

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

In connection with the preparation of this quarterly report on Form 10-Q, our management, including the Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2025. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2025 to ensure that (a) information required to be disclosed in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the forms and rules of the SEC and (b) such information is accumulated and communicated to management, including the Principal Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

During the three months ended June 30, 2025, the Company engaged a new third‑party provider to support its ongoing CECL reporting including modeling, data aggregation, and documentation. While the Company has substantially completed the implementation activities with assistance from the vendor, as of the quarter ended June 30, 2025, it continues to finalize execution and documentation of its augmented internal control procedures. The transition from the Company’s previous third-party provider is being overseen by the Chief Financial Officer, which concluded that the change is not expected to materially alter the ultimate credit loss estimate or design of internal controls. The Company remains responsible for validating assumptions, methodologies, forecasts, and controls, and intends to maintain documentation consistent with regulatory and other requirements, as applicable.

There were no other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2025 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On August 5, 2025, CAL entered into the First Amendment to the Sixth Amended and Restated Loan and Security Agreement (the "August 2025 Amendment"). The August 2025 Amendment extended the contractual maturity date from June 30, 2026 to June 30, 2028. No other material terms were modified as a result of the execution of this amendment, and the Company incurred approximately $0.1 million in financing costs relating thereto (Note 16). The First Amendment to the Sixth Amended and Restated Loan and Security Agreement is filed as Exhibit 10.7 to this Quarterly Report on Form 10-Q.

None of the Company’s officers or directors have adopted, modified or terminated trading plans under either a Rule 10b5-1 or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933) for the six months ended June 30, 2025.

Item 6. Exhibits

Exhibit No.	Description of Exhibits
10.7*

First Amendment to the Sixth Amended and Restated Loan and Security Agreement, dated as of August 5, 2025, among Chicago Atlantic Lincoln, LLC, Chicago Atlantic Real Estate Finance, Inc., the other Persons from time to time party thereto, as borrowers; and the financial institutions party thereto, as Lenders

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

CHICAGO ATLANTIC REAL ESTATE FINANCE, INC.

Dated: August 7, 2025	By:	/s/ Peter Sack
Peter Sack
Co-Chief Executive Officer and Director
(Principal Executive Officer)

Dated: August 7, 2025	By:	/s/ Phillip Silverman
Phillip Silverman
Chief Financial Officer
(Principal Financial Officer)