Form 10-Q
period 2025-09-30
Chicago Atlantic Real Estate Finance, Inc.
filed 2025-11-04
CIK 1867949

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 3, 2025
Common stock, $0.01 par value	21,075,298

CHICAGO ATLANTIC REAL ESTATE FINANCE, INC.

TABLE OF CONTENTS

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CHICAGO ATLANTIC REAL ESTATE FINANCE, INC.

CONSOLIDATED BALANCE SHEETS

	September 30, 2025	December 31, 2024
	(unaudited)
Assets
Loans held for investment	$379,132,272	$364,238,847
Loans held for investment - related party (Note 8)	18,918,950	38,238,199
Loans held for investment, at carrying value	398,051,222	402,477,046
Current expected credit loss reserve	(4,990,988)	(4,346,869)
Loans held for investment at carrying value, net	393,060,234	398,130,177
Loans, at fair value - related party (amortized cost of $0 and $5,500,000, respectively)	-	5,335,000
Cash and cash equivalents	28,920,537	26,400,448
Other receivables and assets, net	581,815	459,187
Interest receivable	4,488,146	1,453,823
Related party receivables	26,432	3,370,339
Total Assets	$427,077,164	$435,148,974

Liabilities
Revolving loan	$52,400,000	$55,000,000
Notes payable, net	49,274,644	49,096,250
Dividend payable	9,905,390	13,605,153
Related party payables	3,073,015	2,043,403
Management and incentive fees payable	1,435,071	2,863,158
Accounts payable and other liabilities	1,059,768	2,285,035
Interest reserve	14,597	1,297,878
Total Liabilities	117,162,485	126,190,877
Commitments and contingencies (Note 9)

Stockholders' equity
Common stock, par value $0.01 per share, 100,000,000 shares authorized and 21,075,298 and 20,829,228 shares issued and outstanding, respectively	210,753	208,292
Additional paid-in-capital	322,226,137	318,886,768
Accumulated deficit	(12,522,211)	(10,136,963)
Total stockholders' equity	309,914,679	308,958,097

Total liabilities and stockholders' equity	$427,077,164	$435,148,974

CHICAGO ATLANTIC REAL ESTATE FINANCE, INC.

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	For the three months ended September 30,		For the nine months ended September 30,
	2025	2024	2025	2024
Revenues
Interest income	$15,250,866	$16,258,744	$46,860,217	$46,624,842
Interest expense	(1,565,592)	(1,799,351)	(5,708,022)	(5,742,333)
Net interest income	13,685,274	14,459,393	41,152,195	40,882,509
		-		-
Expenses
Management and incentive fees, net	1,435,071	1,669,116	5,103,561	5,198,738
General and administrative expense	1,298,910	1,254,062	3,766,140	3,898,864
Professional fees	530,880	468,652	1,503,939	1,327,659
Stock based compensation	928,654	845,524	2,459,094	2,213,150
Provision (benefit) for current expected credit losses	557,220	(989,597)	631,233	(884,789)
Total expenses	4,750,735	3,247,757	13,463,967	11,753,622
Change in unrealized gain (loss) on investments	-	-	165,000	(75,604)
Realized gain on debt securities, at fair value	-	-	-	72,428
Net Income before income taxes	8,934,539	11,211,636	27,853,228	29,125,711
Income tax expense	-	-	-	-
Net Income	$8,934,539	$11,211,636	$27,853,228	$29,125,711

Earnings per common share:
Basic earnings per common share	$0.42	$0.57	$1.33	$1.53
Diluted earnings per common share	$0.42	$0.56	$1.30	$1.49

Weighted average number of common shares outstanding:
Basic weighted average shares of common stock outstanding	21,074,771	19,625,190	20,979,467	19,094,462
Diluted weighted average shares of common stock outstanding	21,485,776	20,058,417	21,413,422	19,531,691

CHICAGO ATLANTIC REAL ESTATE FINANCE, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(UNAUDITED)

THREE MONTHS ENDED SEPTEMBER 30, 2025

	Common Stock		Additional Paid-In-	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Equity

Balance at June 30, 2025	21,074,625	210,746	321,366,160	(11,548,516)	310,028,390
Issuance of common stock, net of offering costs	-	-	(68,670)	-	(68,670)
Issuance of common stock from employee incentive plan (Note 10)	673	7	(7)	-	-
Stock-based compensation, net of forfeitures	-	-	928,654	-	928,654
Dividends declared on restricted stock awards	-	-	-	(2,844)	(2,844)
Dividends declared on common shares ($.47 per share)	-	-	-	(9,905,390)	(9,905,390)
Net income	-	-	-	8,934,539	8,934,539
Balance at September 30, 2025	21,075,298	$210,753	$322,226,137	$(12,522,211)	$309,914,679

THREE MONTHS ENDED SEPTEMBER 30, 2024

	Common Stock		Additional Paid-In-	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Equity

Balance at June 30, 2024	19,624,458	$196,245	$298,922,624	$(6,393,964)	292,724,905
Issuance of common stock, net of offering costs	2,700	27	(46,159)	-	(46,132)
Issuance of common stock from employee incentive plan (Note 10)	7,324	73	(73)	-	-
Stock-based compensation, net of forfeitures	-	-	845,524	-	845,524
Dividends declared on restricted stock awards	-	-	-	(40,967)	(40,967)
Dividends declared on common shares ($.47 per share)	-	-	-	(9,228,208)	(9,228,208)
Net income	-	-	-	11,211,636	11,211,636
Balance at September 30, 2024	19,634,482	$196,345	$299,721,916	$(4,451,503)	$295,466,758

NINE MONTHS ENDED SEPTEMBER 30, 2025

	Common Stock		Additional Paid-In-	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Equity

Balance at December 31, 2024	20,829,228	208,292	318,886,768	(10,136,963)	308,958,097
Issuance of common stock, net of offering costs	64,557	646	882,090	-	882,736
Issuance of common stock from employee incentive plan (Note 10)	181,513	1,815	(1,815)	-	-
Stock-based compensation, net of forfeitures	-	-	2,459,094	-	2,459,094
Dividends declared on restricted stock awards				(607,933)	(607,933)
Dividends declared on common shares ($1.41 per share)	-	-	-	(29,630,543)	(29,630,543)
Net income	-	-	-	27,853,228	27,853,228
Balance at September 30, 2025	21,075,298	$210,753	$322,226,137	$(12,522,211)	$309,914,679

NINE MONTHS ENDED SEPTEMBER 30, 2024

	Common Stock		Additional Paid-In-	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Equity

Balance at December 31, 2023	18,197,192	181,972	277,483,092	(5,811,673)	271,853,391
Issuance of common stock, net of offering costs	1,309,503	13,095	20,026,952	167	20,040,214
Issuance of common stock from employee incentive plan (Note 10)	127,787	1,278	(1,278)	-	-
Stock-based compensation, net of forfeitures	-	-	2,213,150	-	2,213,150
Dividends declared on restricted stock awards	-	-	-	(306,757)	(306,757)
Dividends declared on common shares ($1.41 per share)	-	-	-	(27,458,951)	(27,458,951)
Net income	-	-	-	29,125,711	29,125,711
Balance at September 30, 2024	19,634,482	$196,345	$299,721,916	(4,451,503)	$295,466,758

CHICAGO ATLANTIC REAL ESTATE FINANCE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the nine months ended September 30,
	2025	2024
Operating activities
Net income	$27,853,228	$29,125,711

Adjustments to reconcile net income to net cash provided by operating activities:
Accretion of deferred loan origination fees and other discounts	(1,712,969)	(1,311,760)
Paid-in-kind interest	(4,373,113)	(7,688,284)
Provision (benefit) for current expected credit losses	631,233	(884,789)
Change in unrealized (gain) loss on investments	(165,000)	75,604
Realized gain on debt securities, at fair value	-	(72,428)
Amortization of debt issuance costs	322,186	262,361
Stock based compensation	2,459,094	2,213,150

Changes in operating assets and liabilities:
Interest receivable	(3,034,323)	519,779
Other receivables and assets, net	(156,421)	(58,034)
Interest reserve	(1,283,281)	1,505,998
Related party payables	1,029,612	(480,987)
Related party receivables	3,343,907	(1,364,396)
Proceeds from the redemption of debt securities, at fair value	-	839,094
Management and incentive fees payable	(1,428,087)	(1,574,659)
Accounts payable and accrued expenses	(1,212,381)	225,454
Net cash provided by operating activities	22,273,685	21,331,814

Cash flows from investing activities
Issuance of and fundings of loans held for investment	(59,005,076)	(75,230,855)
Principal repayment of loans held for investment	69,516,982	64,198,999
Principal repayment of loans at fair value	5,500,000	-
Proceeds from sale of loans	-	13,000,000
Net cash provided by investing activities	16,011,906	1,968,144

Cash flows from financing activities
Proceeds from sale of common stock	1,033,474	20,796,750
Proceeds from borrowings on revolving loan	106,100,000	73,500,000
Repayment of borrowings on revolving loan	(108,700,000)	(85,500,000)
Dividends paid to common shareholders	(33,938,239)	(32,364,650)
Payment of debt issuance costs	(109,999)	(113,129)
Payment of offering costs	(150,738)	(756,536)
Net cash used in financing activities	(35,765,502)	(24,437,565)

Net increase (decrease) in cash and cash equivalents	2,520,089	(1,137,607)
Cash and cash equivalents, beginning of period	26,400,448	7,898,040
Cash and cash equivalents, end of period	$28,920,537	$6,760,433

Supplemental disclosure of non-cash financing and investing activities
Interest reserve withheld from funding of loans	$22,500	$4,164,021
OID withheld from funding of loans held for investment	1,365,731	820,335
Dividends declared and not yet paid	9,905,390	9,267,714
Transfer of loans held for investment to loans held for sale	-	19,000,000

Supplemental information:
Interest paid during the period	6,453,642	5,338,916

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements and related notes of the Company have been prepared on the accrual basis of accounting and in conformity with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Our consolidated financial statements present the financial position, results of operations, and cash flows of Chicago Atlantic Real Estate Finance, Inc., and its wholly owned consolidated subsidiary, Chicago Atlantic Lincoln, LLC. All intercompany accounts and transactions have been eliminated in consolidation. Accordingly, these financial statements may not contain all disclosures required by generally accepted accounting principles. Reference should be made to Note 2 of the Company’s Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the period ended December 31, 2024. In the opinion of the Company, all normal recurring adjustments have been made that are necessary to the fair statement of the results of operations and financial position as of and for the periods presented. Operating results for the three and nine months ended September 30, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025.

Cash and Cash Equivalents

The Company’s cash held with financial institutions may at times exceed the Federal Deposit Insurance Corporation (“FDIC”) insured limits. The Company and the Manager seek to manage this credit risk relating to cash by monitoring the financial stability of the financial institutions and their ability to continue in business for the foreseeable future.

Cash and cash equivalents include funds on deposit with financial institutions, including demand deposits with financial institutions. Cash and short-term investments with an original maturity of three months or less when acquired are considered cash and cash equivalents for the purpose of the consolidated balance sheets and consolidated statements of cash flows, and represented approximately $28.9 million and $26.4 million of total cash and cash equivalents as of September 30, 2025 and December 31, 2024, respectively.

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

Non-Accrual

Loans are generally placed on non-accrual status when principal or interest payments are past due 90 days or more or when there is reasonable doubt about the full recovery of principal and interest. Well-secured collateralized loans are permitted to remain on accrual status provided the full collection of principal and interest is probable and the loan is in the process of collection.

Accrued and unpaid interest is generally reversed against interest income in the period the loan is placed on non-accrual status when management expects such amounts to be uncollectible. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding the borrower’s ability to make pending principal and interest payments. Non-accrual loans are restored to accrual status when principal and interest payments are brought current and the borrower demonstrates sustained repayment performance.

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

3. LOANS HELD FOR INVESTMENT, NET

The Company primarily originates senior secured loans that it has the intent and ability to hold until maturity or payoff. Such loans are classified as held for investment and are reported on the consolidated balance sheets at amortized cost. The following tables present summarized information regarding our loans held for investment by interest rate type as of September 30, 2025 and December 31, 2024:

	As of September 30, 2025
	Total Principal	Original Issue Discount	Carrying Value	Percentage of loans held for investment
Fixed-rate loans	$146,957,235	$(621,865)	$146,335,370	36.7%
Floating-rate loans	252,991,257	(1,275,405)	251,715,852	63.3%
Total	$399,948,492	$(1,897,270)	$398,051,222	100.0%

	As of December 31, 2024
	Total Principal	Original Issue Discount	Carrying Value	Percentage of loans held for investment
Fixed-rate loans	$149,771,871	$(545,081)	$149,226,790	37.1%
Floating-rate loans	254,949,683	(1,699,427)	253,250,256	62.9%
Total	$404,721,554	$(2,244,508)	$402,477,046	100.0%

The following tables summarize the Company’s aggregate portfolio of loans held for investment, net of the current expected credit loss reserve as of September 30, 2025 and December 31, 2024:

	As of September 30, 2025
	Outstanding Principal	Original Issue Discount	Carrying Value	Weighted Average Remaining Life (Years) (1)
Loans held for investment	$399,948,492	$(1,897,270)	$398,051,222	2.1
Current expected credit loss reserve	-	-	(4,990,988)
Total loans held at carrying value, net	$399,948,492	$(1,897,270)	$393,060,234

	As of December 31, 2024
	Outstanding Principal	Original Issue Discount	Carrying Value	Weighted Average Remaining Life (Years) (1)
Loans held for investment	$404,721,554	$(2,244,508)	$402,477,046	2.2
Current expected credit loss reserve	-	-	(4,346,869)
Total loans held at carrying value, net	$404,721,554	$(2,244,508)	$398,130,177

(1)
Weighted average remaining life is calculated based on the carrying value of the loans as of September 30, 2025 and December 31, 2024, respectively.

The following tables present changes in loans held at carrying value as of and for the nine months ended September 30, 2025 and 2024.

	Principal	Original Issue Discount	Current Expected Credit Loss Reserve	Carrying Value
Balance at December 31, 2024	$404,721,554	$(2,244,508)	$(4,346,869)	$398,130,177
Purchase of investments	60,370,807	(1,365,731)	-	59,005,076
Principal repayment of loans	(69,516,982)	-	-	(69,516,982)
Accretion of original issue discount	-	1,712,969	-	1,712,969
PIK Interest	4,373,113	-	-	4,373,113
Increase in provision for current expected credit losses	-	-	(644,119)	(644,119)
Balance at September 30, 2025	$399,948,492	$(1,897,270)	$(4,990,988)	$393,060,234

	Principal	Original Issue Discount	Current Expected Credit Loss Reserve	Carrying Value
Balance at December 31, 2023	$355,745,305	$(2,104,695)	$(4,972,647)	$348,667,963
Purchase of investments	76,051,190	(820,335)	-	75,230,855
Principal repayment of loans	(64,198,999)	-	-	(64,198,999)
Accretion of original issue discount	-	1,311,760	-	1,311,760
Transfer of loan held for investment to loan held for sale	(19,000,000)		213,913	(18,786,087)
PIK Interest	7,688,284	-	-	7,688,284
Increase in provision for current expected credit losses	-	-	667,784	667,784
Balance at September 30, 2024	$356,285,780	$(1,613,270)	$(4,090,950)	$350,581,560

A more detailed listing of the Company’s loans held at carrying value based on information available as of September 30, 2025, is as follows:

		Initial Funding	Maturity	Principal	Original Issue	Carrying	Percent of Loans held	Future		Periodic	YTM
Loan	Location(s)	Date (1)	Date (2)	Balance	Premium/(Discount)	Value	for investment	Fundings	Interest Rate (3)	Payment (4)	IRR (5)
1	Various	10/27/2022	10/30/2026	$15,862,855	$(128,073)	$15,734,782	4.0%	$-	P+6.5% Cash (8)	P&I	17.1%
2	Michigan	12/31/2021	12/31/2025	27,110,506	(9,590)	27,100,916	6.8%	-	P+3% Cash (13)	P&I	17.3%
4	Arizona	6/1/2024	6/17/2026	6,626,809	-	6,626,809	1.7%	-	11.91% Cash	I/O	17.0%
6	Michigan	8/20/2021	1/30/2026	4,958,672	(1,537)	4,957,135	1.2%	-	P+6.5% Cash (13)(18)	P&I	17.2%
7	Illinois, Arizona	6/30/2025	6/30/2028	36,130,667	(492,556)	35,638,111	9.0%	-	P+5.75% Cash (9)	P&I	15.3%
8	West Virginia	8/30/2024	12/31/2025	8,491,943	-	8,491,943	2.1%	-	10% Cash	I/O	15.0%
9a	Pennsylvania	3/31/2025	3/31/2028	14,576,987	(55,030)	14,521,957	3.6%	-	9% Cash (14)	I/O	9.7%
9b	Pennsylvania	3/31/2025	3/31/2028	4,450,000	(53,007)	4,396,993	1.1%	-	9% Cash (14)	I/O	10.0%
12	Various	11/8/2021	10/31/2027	15,354,404	(89,976)	15,264,428	3.8%	-	P+7% Cash, 2% PIK (10)	P&I	19.6%
16	Florida	6/1/2025	1/29/2027	10,557,500	(116,931)	10,440,569	2.6%	-	16.75% Cash	P&I	24.5%
18	Ohio	2/3/2022	12/31/2025	46,573,256	(113,359)	46,459,897	11.6%	-	P+1.75% Cash, 5% PIK (9)(15)	P&I	16.6%
19	Florida	3/11/2022	12/31/2027	21,091,573	(41,973)	21,049,600	5.3%	-	11% Cash, 5% PIK	P&I	19.4%
21	Illinois	7/1/2022	7/29/2026	6,690,548	(14,925)	6,675,623	1.7%	-	P+7% Cash, 2% PIK (9)	P&I	23.3%
23	Arizona	3/27/2023	3/31/2026	1,440,000	(5,924)	1,434,076	0.4%	-	P+7.5% Cash (12)	P&I	18.7%
24	Oregon	9/27/2022	9/27/2026	400,000	-	400,000	0.1%	-	P+10.5% Cash (7)	P&I	20.6%
25	New York	7/1/2023	6/29/2036	23,076,799	-	23,076,799	5.8%	-	15% Cash	P&I	16.6%
27	Nebraska	8/15/2023	6/30/2027	17,400,000	-	17,400,000	4.4%	-	P+6.5% Cash (16)	I/O	15.5%
30	Missouri, Arizona	12/19/2023	12/31/2026	16,678,646	(71,849)	16,606,797	4.2%	-	P+7.75% Cash (13)	P&I	18.7%
31	California, Illinois	5/3/2023	9/30/2028	6,680,000	-	6,680,000	1.7%	-	P+8.75% Cash(10) (19)	P&I	18.7%
34	Arizona	6/17/2024	5/29/2026	10,000,000	-	10,000,000	2.5%	-	11.91% Cash	I/O	12.8%
35	California	8/23/2024	8/23/2027	24,753,660	-	24,753,660	6.2%	-	12% Cash, 3% PIK	P&I	16.6%
36	Illinois	10/28/2024	1/1/2027	26,570,000	(78,927)	26,491,073	6.6%	1,030,000	P+6.25% Cash (10)	P&I	15.4%
37	Various	11/26/2024	11/24/2028	20,155,535	(315,284)	19,840,251	5.0%	10,000,000	12% Cash, 1% PIK (17)	P&I	15.2%
38a	Various	12/13/2024	12/12/2025	2,065,000	(23,148)	2,041,852	0.5%	2,065,000	10% Cash (17)	P&I	15.3%
38b	Various	1/15/2025	12/12/2025	840,000	(10,534)	829,466	0.2%	-	10% Cash (17)	I/O	15.3%
40	Various	3/28/2025	7/28/2028	233,333	(19,751)	213,582	0.1%	-	SOFR +10.25% Cash (6)	P&I	26.9%
41	Ohio	3/1/2025	3/13/2027	271,429	(5,958)	265,471	0.1%	-	14.5% Cash	P&I	16.1%
42	Various	9/30/2025	9/29/2028	20,000,000	(91,583)	19,908,417	5.0%	16,666,667	SOFR +8.33% Cash (6)	I/O	14.5%
43	Missouri	8/20/2025	8/20/2028	10,908,370	(157,355)	10,751,015	2.7%	-	P+5.5% Cash (10)	P&I	15.2%
			Subtotal	$399,948,492	$(1,897,270)	$398,051,222	100.0%	$29,761,667			16.5%

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
(12)
This Loan is subject to a prime rate floor of 8.00%
(13)
This Loan is subject to a prime rate floor of 8.50%
(14)
Loan #9, is comprised of two tranches, a $14.5 million first lien judgment loan (the "Judgment Loan") and a $2.0 million second lien term loan (the "Term Loan"). The Judgment Loan and the Term Loan bear interest at a rate of 9.0%. The Judgment Loan has no contractual maturity and will remain outstanding until paid by the obligor and the Term Loan has a maturity of March 31, 2028. For comparability to previously issued financial statements, management will continue to reference the Judgment Loan and the Term Loan, collectively, as Loan #9, and the maturity date presented represents the maturity date of the Term Loan. See Note 8 for additional information. On May 1, 2023, Loan #9 was placed on non-accrual status and remains on non-accrual as of September 30, 2025.
(15)
An affiliate under common control holds a controlling equity investment in this portfolio company on an as-converted basis (Note 8).
(16)
This loan has floating grid pricing based on the Prime Rate plus a spread of 5.00% to 8.75% based on monthly annualized EBITDA performance. As of September 30, 2025, applied interest rate is Prime Rate + 6.50%.
(17)
Loan #37 and Loan #38 bear unused fees on the unfunded commitment of 0.75% and 1.50% per annum, respectively.
(18)
Loan #6 was placed on non-accrual on May 9, 2025 and all accrued interest after April 1, 2025 was reversed at that time. This loan remains on non-accrual as of September 30, 2025.
(19)
Loan #31 was amended on October 1, 2025 and the maturity date reflects the updated maturity.

The following table presents aging analyses of past due loans by amortized cost, excluding the CECL reserve, as of September 30, 2025 and December 31, 2024:

	As of September 30, 2025
	Current Loans (1)	31-60 Days Past Due	61-90 Days Past Due	90+ Days Past Due	Total Past Due	Total Loans	Non- Accrual(2)(3)
Loans held for investment	$398,051,222	$-	$-	$-	$-	$398,051,222	$23,876,085
Total	$398,051,222	$-	$-	$-	$-	$398,051,222	$23,876,085

	As of December 31, 2024
	Current Loans (1)	31-60 Days Past Due	61-90 Days Past Due	90+ Days Past Due (2)	Total Past Due	Total Loans	Non- Accrual(2)
Loans held for investment	$386,074,558	$-	$-	$16,402,488	$16,402,488	$402,477,046	$16,402,488
Total	$386,074,558	$-	$-	$16,402,488	$16,402,488	$402,477,046	$16,402,488

(1)
Loans for which principal repayment is 1-30 days past due are included in the current loans.
(2)
On May 1, 2023, Loan #9 was placed on non-accrual status and remains on non-accrual as of September 30, 2025. On June 20, 2023, the Administrative Agent to Loan #9 issued an acceleration notice requesting immediate payment of all amounts outstanding and therefore is 90 days past due as of December 31, 2024. See Note 8 for further details.
(3)
On May 9, 2025, Loan #6 was placed on non-accrual and remains on non-accrual as of September 30, 2025.

Non-Accrual Loans

As of September 30, 2025 and December 31, 2024, there were two and one loans placed on non-accrual status.

As more fully described in Note 8, Loan #9 was placed on non-accrual status as of May 1, 2023 and has a carrying value of approximately $18.9 million and $16.4 million as of September 30, 2025 and December 31, 2024. Loan #9 carried a reserve for current expected credit losses of approximately $0.7 million and $1.2 million as of September 30, 2025 and December 31, 2024, respectively. The Company ceased accruing interest on the first date of delinquency, based on expectation of its ability to collect all amounts then due from the borrower. As a result, there was no accrued interest to write-off when the loan was placed on non-accrual.

Loan #6 was placed on non-accrual status as of May 9, 2025 and had an outstanding principal balance and carrying value of approximately $4.9 million as of September 30, 2025. A Default Notice was sent to the borrower on May 9, 2025 specifying certain events of default including the non-payment of interest and principal. Management has begun the process to exercise its rights and remedies under the loan documents.

Credit Quality Indicators

The Company assesses the risk factors of each loan and assigns a risk rating based on a variety of factors, including, without limitation, payment history, real estate collateral coverage, property type, geographic and local market dynamics, financial performance, loan to enterprise value and fixed charge coverage ratios, loan structure and exit strategy, and project sponsorship. This review is performed quarterly. Based on a 5-point scale, the Company’s loans are rated “1” through “5,” from less risk to greater risk, which ratings are defined as follows:

Rating	Definition
1	Very low risk
2	Low risk
3	Moderate/average risk
4	High risk/potential for loss: a loan that has a risk of realizing a principal loss
5	Impaired/loss likely: a loan that has a high risk of realizing principal loss, has incurred principal loss or an impairment has been recorded

The risk ratings are primarily determined based on current and historical performance metrics specific to each portfolio company, as well as consideration of future economic conditions and each borrower’s estimated ability to meet debt service requirements. The risk ratings shown in the following table as of September 30, 2025 and December 31, 2024 consider borrower specific credit history and performance and reflect a quarterly re-evaluation of overall current macroeconomic conditions affecting the Company’s borrowers, specifically those designated as held for investment.

As of September 30, 2025 and December 31, 2024, the carrying value, excluding the current expected credit loss reserve (the “CECL Reserve”), of the Company’s loans within each risk rating category by year of origination is as follows:

	As of September 30, 2025(1)
Risk Rating	2025	2024	2023	2022	2021	Total
1	$-	$-	$-	$400,000	$-	$400,000
2	56,589,576	26,795,512	63,763,596	43,460,005	-	190,608,689
3	21,457,055	54,823,267	1,434,076	46,459,897	42,365,344	166,539,639
4	18,918,950	16,626,809	-	-	4,957,135	40,502,894
5	-	-	-	-	-	-
Total	$96,965,581	$98,245,588	$65,197,672	$90,319,902	$47,322,479	$398,051,222

	As of December 31, 2024(1)
Risk Rating	2024	2023	2022	2021	Total
1	1,111,224	$580,000	$41,045,793	$-	$42,737,017
2	63,823,279	64,896,824	90,874,764	24,239,380	243,834,247
3	34,653,247	2,466,705	27,110,506	13,687,904	77,918,362
4	10,000,000	-	-	27,987,420	37,987,420
5	-	-	-	-	-
Total	$109,587,750	$67,943,529	$159,031,063	$65,914,704	$402,477,046

(1)
Amounts are presented by loan origination year with subsequent advances shown in the original year of origination.

Real estate collateral coverage is also a significant credit quality indicator, and real estate collateral coverage, excluding the CECL Reserve, was as follows as of September 30, 2025 and December 31, 2024:

As of September 30, 2025(1)
	< 1.0x	1.0x – 1.25x	1.25x – 1.5x	1.50x – 1.75x	1.75x – 2.0x	> 2.0x	Total
Fixed-rate	$70,514,841	$24,753,660	$42,574,926	$8,491,943	$-	$-	$146,335,370
Floating-rate	112,930,995	6,675,623	35,851,693	-	26,491,073	69,766,468	251,715,852
	$183,445,836	$31,429,283	$78,426,619	$8,491,943	$26,491,073	$69,766,468	$398,051,222

As of December 31, 2024(1)
	< 1.0x	1.0x – 1.25x	1.25x – 1.5x	1.50x – 1.75x	1.75x – 2.0x	> 2.0x	Total
Fixed-rate	$45,029,665	$48,900,184	$43,750,558	$9,603,167	$-	$1,943,216	$149,226,790
Floating-rate	155,364,941	16,402,488	6,549,135	—	24,885,063	50,048,629	253,250,256
	$200,394,606	$65,302,672	$50,299,693	$9,603,167	$24,885,063	$51,991,845	$402,477,046

(1)
Real estate collateral coverage is calculated based upon most recent third party appraised values. The Company generally obtains a new appraisal of all material real estate collateral at least once annually.

Geography concentration of our loans held for investment is also a significant credit quality indicator. As of September 30, 2025 and December 31, 2024, our borrowers have operations in the jurisdictions in the table below:

As of September 30, 2025			As of December 31, 2024
Jurisdiction	Outstanding Principal (1)	Percentage of Our Loan Portfolio	Jurisdiction	Outstanding Principal (1)	Percentage of Our Loan Portfolio
Illinois	$77,380,222	19%	Illinois	$55,958,079	14%
Ohio	65,098,447	16%	Ohio	60,065,707	15%
Florida	57,014,988	14%	Florida	42,712,285	11%
Pennsylvania	36,264,811	9%	Pennsylvania	35,727,045	9%
Michigan	32,069,178	8%	Michigan	32,068,629	8%
Arizona	26,471,100	7%	Arizona	28,023,340	7%
California	26,407,775	7%	California	26,057,479	6%
Missouri	24,350,597	6%	Missouri	38,208,259	9%
New York	23,076,799	6%	New York	25,093,595	6%
Nebraska	17,400,000	4%	Nebraska	17,400,000	4%
West Virginia	8,491,943	2%	West Virginia	8,491,943	2%
Texas	2,775,611	1%	Texas	2,756,870	1%
Maryland	1,312,711	*%	Maryland	21,835,901	5%
Massachusetts	826,679	*%	Massachusetts	2,626,423	1%
Oregon	505,429	*%	Oregon	580,000	*%
Nevada	254,624	*%	Nevada	6,000,000	1%
Other (2)	192,089	*%	Other	-	*%
Minnesota	55,489	*%	Minnesota	1,116,000	*%
Total	$399,948,492	100%	Total	$404,721,554	100%

* Less than 1%

(1)
The principal balance of the loans not secured by real estate collateral are included in the jurisdiction representing the principal place of business.
(2)
Represents Connecticut and Washington.

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

In addition, the Company reviews each loan on a quarterly basis and evaluates the borrower’s ability to pay the monthly interest and principal, if required, as well as the loan-to-value (LTV) ratio. When evaluating qualitative factors that may indicate the need for a CECL Reserve, the Company forecasts losses considering a variety of factors. In considering the potential current expected credit loss, the Manager primarily considers significant inputs to the Company’s forecasting methods, which include (i) key loan-specific inputs such as the value of the real estate collateral, liens on equity (including the equity in the entity that holds the state-issued license to cultivate, process, distribute, or retail cannabis), presence of personal or corporate guarantees, among other credit enhancements, LTV ratio, rate type (fixed or floating) and IRR, loan-term, geographic location, and expected timing and amount of future loan fundings, (ii) performance against the underwritten business plan and the Company’s internal loan risk rating, and (iii) a macro-economic forecast. Estimating the enterprise value of our borrowers in order to calculate LTV ratios is often a significant estimate. The Manager utilizes a third-party valuation appraiser to assist with the Company’s valuation process primarily using comparable transactions to estimate enterprise value of its portfolio companies and supplement such analysis with a multiple-based approach to enterprise value to revenue multiples of publicly-traded comparable companies obtained from S&P Capital IQ as of September 30, 2025, to which the Manager may apply a private company discount based on the Company’s current borrower profile.

During the nine month period ended September 30, 2025, the Company's CECL Reserve increased by approximately $0.6 million compared to December 31, 2024. On a relative size basis, the CECL reserve represented 1.25% and 1.06% of principal our loans held for investment as of both September 30, 2025 and December 31, 2024, respectively.

The increase in the CECL reserve during the three months ended September 30, 2025 compared to June 30, 2025 is partially driven by new reserves from the gross loan originations, including capitalized fees, of $40.8 million during the third quarter. Additionally, during the third quarter, the Company received approximately $54.9 million of full principal repayments which carried $0 reserves at June 30, 2025 given the Company's known expectation of repayment subsequent to that date. Therefore, there were no reversals of reserves relating to such prepayments. As of September 30, 2025, the carrying value of loans held for investment risk rated "4", was approximately $40.5 million, or 10.2%, of which $23.9 million relates to loans placed on non-accrual status. The CECL reserve for loans held for investment included in risk rating "4" increased to $3.0 million as of September 30, 2025 from $2.6 million as of June 30, 2025.

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

Activity related to the CECL Reserve for outstanding balances and unfunded commitments on the Company’s loans held at carrying value and loans receivable at carrying value as of and for the nine months ended September 30, 2025 and 2024 is presented in the table below.

	Funded	Unfunded	Total
Balance at December 31, 2024	$4,346,869	$45,572	$4,392,441
Provision (benefit) for current expected credit losses	644,119	(12,886)	631,233
Balance at September 30, 2025	$4,990,988	$32,686	$5,023,674

	Funded	Unfunded	Total
Balance at December 31, 2023	$4,972,647	$3,092	$4,975,739
Provision (benefit) for current expected credit losses	(881,697)	(3,092)	(884,789)
Balance at September 30, 2024	$4,090,950	$—	$4,090,950

The Company has made an accounting policy election to exclude accrued interest receivable from the amortized cost basis of the related loans held for investment in determining the CECL Reserve, as any uncollectible accrued interest receivable is generally written off in a timely manner. To date, the Company has had zero write-offs related to uncollectible interest receivable, but will discontinue accrual of interest on loans if deemed to be uncollectible, with any previously accrued uncollected interest on the loan charged to interest income in the same period. For loans on non-accrual as of September 30, 2025, the Company generally ceased accruing interest on the first date of delinquency, based on the expectation of its ability to collect all amounts then due from the borrower. Accrued interest of Loan #6 for the period from April 1, 2025 through May 9, 2025, the date the loan was placed on non-accrual, was reversed. Management believes it is more likely than not that the remaining outstanding interest receivable prior to such date remains collectible.

4. LOANS, AT FAIR VALUE

As of December 31, 2024, the Company's portfolio included one loan held at fair value. The aggregate commitment under this loan was approximately $11.5 million and outstanding principal was $5.5 million as of December 31, 2024. The loan held at fair value as of December 31, 2024 was originated to a related party (Note 8), and is included within Loans, at fair value - related party on the consolidated balance sheet. This loan was repaid in full on July 8, 2025. Accordingly, the Company does not have any loans held at fair value as of September 30, 2025.

For the nine months ended September 30, 2025

Loans, at fair value - related party
Balance at December 31, 2024	$5,335,000
Purchases	—
Principal repayment of loans	(5,500,000)
Unrealized gain	165,000
Balance at September 30, 2025	$-

5. INTEREST RECEIVABLE

As of September 30, 2025 and December 31, 2024, the Company had interest receivable of approximately $4.5 million and $1.5 million, respectively.

The following table presents aging analyses of past due loans by class as of September 30, 2025, and December 31, 2024, respectively:

	As of September 30, 2025
	Current Loans	31-60 Days Past Due (1)	61-90 Days Past Due (1)	90+ Days Past Due (and accruing)	Total Past Due	Total Loans	Non- Accrual (2)
Interest receivable	$3,978,296	$169,950	$169,950	$169,950	$509,850	$4,488,146	$185,957
Total	$3,978,296	$169,950	$169,950	$169,950	$509,850	$4,488,146	$185,957

(1) Amounts designated as past due relate to Loan #4 and #34, which are included in risk rating "4" within the table in Note 3.

(2) Loan #6 was placed on non-accrual on May 9, 2025 and all accrued interest after April 1, 2025 was reversed. This Loan remains on non-accrual as of September 30, 2025. Management believes it is more likely than not that the remaining outstanding interest receivable prior to such date remains collectible.

	As of December 31, 2024
	Current Loans	31-60 Days Past Due	61-90 Days Past Due	90+ Days Past Due (and accruing)	Total Past Due	Total Loans	Non- Accrual
Interest receivable	$1,388,058	$65,765	$-	$-	$65,765	$1,453,823	$-
Total	$1,388,058	$65,765	$-	$-	$65,765	$1,453,823	$-

6. INTEREST RESERVE

As of September 30, 2025 and December 31, 2024, the Company had two loans and one loan, respectively, that included a prepaid interest reserve.

The following table presents changes in interest reserves as of September 30, 2025 and December 31, 2024, respectively:

	September 30, 2025	December 31, 2024
Beginning reserves	$1,297,878	$1,074,889
New reserves	22,500	4,194,597
Reserves disbursed	(1,305,781)	(3,971,608)
Ending reserve	$14,597	$1,297,878

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

As of September 30, 2025, the Revolving Loan has aggregate commitments of $110.0 million, which may be increased to $150.0 million pursuant to its accordion feature, and has a maturity date of June 30, 2026. The Revolving Loan bears interest, payable in cash in arrears, at a per annum rate equal to the greater of (1) the Prime Rate plus the applicable margin and (2) 3.25%. The applicable margin is derived from a floating rate grid based upon the ratio of debt to equity of CAL and increases from 0% at a ratio of 0.25 to 1 to 1.25% at a ratio of 1.5 to 1. The interest rate in effect as of September 30, 2025 is 7.25%.

On August 5, 2025, CAL entered into the First Amendment to the Sixth Amended and Restated Loan and Security Agreement (the "August 2025 Amendment"). The August 2025 Amendment extended the contractual maturity date from June 30, 2026 to June 30, 2028. No other material terms were modified as a result of the execution of this amendment, and the Company incurred approximately $0.1 million in financing costs relating thereto.

The Revolving Loan provides for certain affirmative covenants, including requiring us to deliver financial information and any notices of default, and conducting business in the normal course. Additionally, the Company must comply with certain financial covenants including: (1) maximum capital expenditures of $150,000, (2) maintaining a debt service coverage ratio greater than 1.35 to 1, and (3) maintaining a leverage ratio less than 1.50 to 1. As of September 30, 2025, the Company is in compliance with all financial covenants with respect to the Revolving Loan.

As of September 30, 2025 and December 31, 2024, unamortized debt issuance costs related to the Revolving Loan, including all amendments and amendments and restatements thereto, as applicable, of $271,282 and $305,075, respectively, are recorded in other receivables and assets, net on the consolidated balance sheets.

During the nine months ended September 30, 2025, the Company had net borrowings and repayments of $2.6 million against the Revolving Loan. As of September 30, 2025, the Company had $57.6 million available under the Revolving Loan. Additionally, as of September 30, 2025, $124.1 million of the Company's loan portfolio, at principal, is pledged as collateral in the borrowing base of the Revolving Loan.

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

The Unsecured Notes provide for certain affirmative covenants, including requiring us to deliver certain financial information and any notices of default, and conducting business in the normal course. Additionally, the Company must comply with certain financial and non-financial covenants including but not limited to: (1) minimum stockholders' equity of $200.0 million, (2) maximum aggregate indebtedness of $225.0 million, subject to increase from time to time based upon ratable increases in stockholders' equity, and (3) maintenance of an investment-grade credit rating. As of September 30, 2025, the Company is in compliance with all financial covenants with respect to the Unsecured Notes.

Year	Notes Payable
2025	$-
2026	-
2027	-
2028	50,000,000
Total principal	$50,000,000
Deferred debt issuance costs included in notes payable	(725,356)
Total notes payable, net	$49,274,644

Interest Expense

The following table reflects a summary of interest expense incurred during the three and nine months ended September 30, 2025 and 2024.

	Three months ended September 30, 2025			For the nine months ended September 30, 2025
	Notes Payable	Revolving Loan	Total Borrowings	Notes Payable	Revolving Loan	Total Borrowings
Interest expense	$1,134,247	$288,067	$1,422,314	$3,378,082	$1,860,909	$5,238,991
Unused fee expense	-	41,550	41,550	-	146,845	146,845
Amortization of debt issuance costs	59,628	42,100	101,728	178,394	143,792	322,186
Total interest expense	$1,193,875	$371,717	$1,565,592	$3,556,476	$2,151,546	$5,708,022

	Three months ended September 30, 2024			For the nine months ended September 30, 2024
	Notes Payable	Revolving Loan	Total Borrowings	Notes Payable	Revolving Loan	Total Borrowings
Interest expense	$-	$1,701,480	$1,701,480	$-	$5,454,281	$5,454,281
Unused fee expense	-	18,104	18,104	-	25,691	25,691
Amortization of debt issuance costs	-	79,767	79,767	-	262,361	262,361
Total interest expense	$-	$1,799,351	$1,799,351	$-	$5,742,333	$5,742,333

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

The Manager is entitled to receive base management fees (the “Base Management Fee”) that are calculated and payable quarterly in arrears, in an amount equal to 0.375% of the Company’s Equity, determined as of the last day of each such quarter; reduced by an amount equal to 50% of the pro rata amount of origination fees earned and paid to the Manager during the applicable quarter for loans that were originated on the Company’s behalf by the Manager or affiliates of the Manager (“Outside Fees”). For the three and nine months ended September 30, 2025, the Base Management Fee payable was reduced by Outside Fees in the amount of $82,500 and $219,117, respectively. For the three and nine months ended September 30, 2024, the Base Management Fee payable was reduced by Outside Fees in the amount of $60,000and $91,571, respectively.

In addition to the Base Management Fee, the Manager is entitled to receive incentive compensation (the “Incentive Compensation” or “Incentive Fees”) under the Management Agreement. Under the Management Agreement, the Company will pay Incentive Fees to the Manager based upon the Company’s achievement of targeted levels of Core Earnings. “Core Earnings” is defined in the Management Agreement as, for a given period, the net income (loss) for such period, computed in accordance with GAAP, excluding (i) non-cash equity compensation expense, (ii) the Incentive Compensation, (iii) depreciation and amortization, (iv) any unrealized gains or losses or other non-cash items that are included in net income for the applicable reporting period, regardless of whether such items are included in other comprehensive income or loss, or in net income, and (v) one-time events pursuant to changes in GAAP and certain non-cash charges, in each case after discussions between the Manager and the members of the Compensation Committee of the Board, each of whom are Independent Directors, and approved by a majority of the members of the Compensation Committee. Incentive compensation for the three months ended September 30, 2025 and 2024 was $0.3 million and $0.6 million, respectively. Incentive compensation for the nine months ended September 30, 2025 and 2024 was $1.7 million and $2.0 million, respectively.

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

The following table summarizes the related party fees and expenses incurred by the Company for the three and nine months ended September 30, 2025 and 2024.

	For the three months ended September 30,		For the nine months ended September 30,
	2025	2024	2025	2024
Affiliate Payments
Management fees earned	$1,233,434	$1,122,379	$3,670,282	$3,304,301
Less: Outside Fees earned	(82,500)	(60,000)	(219,117)	(91,571)
Base management fees, net	1,150,934	1,062,379	3,451,165	3,212,730
Incentive fees	284,137	606,737	1,652,396	1,986,008
Total management and incentive fees earned	1,435,071	1,669,116	5,103,561	5,198,738
General and administrative expenses reimbursable to Manager	1,200,933	1,110,611	3,505,489	3,455,367
Total	$2,636,004	$2,779,727	$8,609,050	$8,654,105

The following table presents amounts payable to the Manager as of September 30, 2025 and December 31, 2024:

		December 31,
	September 30, 2025	2024
Management fees payable	$1,150,934	$925,671
Incentive fees payable	284,137	1,937,487
Management and incentive fees payable	1,435,071	2,863,158
General and administrative expenses reimbursable to Manager	3,073,015	2,043,403
Total	$4,508,086	$4,906,561

General administrative expenses reimbursable to the Manager are included in the related party payables line item of the consolidated balance sheets as of September 30, 2025 and December 31, 2024.

Co-Investment in Loans

From time to time, the Company may co-invest with other investment vehicles managed by its affiliates, in accordance with the Manager’s co-investment allocation policies. The Company is not obligated to provide, nor has it provided, any financial support to the other managed investment vehicles. As such, the Company’s risk is limited to the carrying value of its investment in any such loan. As of September 30, 2025 and December 31, 2024, 17 and 19 of the Company’s loans were co-invested by affiliates of the Company.

Certain syndicated co-investments originated by affiliates of the Manager may include other consideration, generally in the form of warrants or other equity interests. Prior to, or concurrent with, the origination of the investment, the Company may elect to assign the right (the “Assigned Right”) to the equity consideration to an affiliate, in exchange for an additional upfront fee in an amount equal to the fair value of the equity consideration on a pro-rata basis. There were no sales of Assigned Rights for the three and nine months ended September 30, 2025 and 2024.

Loans held for investment – related party

Vireo Growth, Inc.

During the nine months ended September 30, 2025, the Company held investments in the form of loans, with an aggregate principal balance of approximately $54.9 million, issued to affiliates of Vireo Growth, Inc. ("Vireo"). In December 2024, John Mazarakis, who serves as our Executive Chairman of the Board, was appointed to serve as Chief Executive Officer and Co-Executive Chairman of the Board of Vireo. Certain affiliated investment funds that are managed by entities under common control with our Manager, and for which

Mr. Mazarakis can exercise significant influence, own approximately 35% of Vireo's Subordinate Voting Shares, causing the Company to classify transactions with Vireo to be related party transactions. The loans to Vireo and its affiliates were prepaid in full during the three months ended September 30, 2025 from which the Company recognized approximately $0.9 million in prepayment fee income.

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

In April 2025, the borrower opened its three dispensary locations, all of which were previously non-operational and expect improved financial performance as a result; however; given the history of non-payment resulting from these locations being non-operational, management will closely monitor and evaluate the financial and cash flow performance of the now operational assets, before restoring Loan #9 to accrual status. Accordingly, Loan #9 remains on non-accrual status as of September 30, 2025. The Company intends to hold both the Judgment Loan and the Term Loan until maturity or payoff, as applicable, and therefore has classified these assets as loans held for investment - related party as of September 30, 2025, with a carrying value of $18.9 million and a CECL reserve of approximately $0.7 million.

9. COMMITMENTS AND CONTINGENCIES

Off-Balance Sheet Arrangements

Off-balance sheet commitments may consist of unfunded commitments on delayed draw term loans. The Company does not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured investment vehicles, special purpose entities, or variable interest entities, established to facilitate off-balance sheet arrangements or other contractually narrow or limited purposes. Further, the Company has not guaranteed any obligations of unconsolidated entities or entered into any commitment to provide additional funding to any such entities. As of September 30, 2025 and December 31, 2024, the Company had unfunded commitments on existing loans of approximately $29.8 million and $20.9 million, respectively.

Refer to “Note 3 - Loans Held for Investment, Net” for further information regarding the CECL Reserve attributed to unfunded commitments. Total original loan commitments includes the impact of principal payments received since origination of the loan and future amounts to be advanced at sole discretion of the lender.

The following table summarizes our material commitments as of September 30, 2025:

	Total	2026	2027	2028	2029	2030	Thereafter
Undrawn commitments	$29,761,667	$29,761,667	$-	$-	$-	$-	$-
Total	$29,761,667	$29,761,667	$-	$-	$-	$-	$-

Other Contingencies

The Company from time to time may be a party to litigation in the normal course of business. As of September 30, 2025, the Company is not aware of any legal claims that could materially impact its business, financial condition, or results of operations.

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

As of September 30, 2025 and December 31, 2024, the maximum number of shares of the Company’s common stock that may be delivered pursuant to awards under the 2021 Plan (the “Share Limit”) equals 8.50% of the issued and outstanding shares of the Company’s common stock on a fully-diluted basis following the completion of the initial public offering ("IPO"). Shares that are subject to or underlie awards that expire or for any reason are cancelled or terminated, are forfeited, fail to vest, or for any other reason are not paid or delivered under the 2021 Plan will not be counted against the Share Limit and will again be available for subsequent awards under the 2021 Plan.

There were 6,469 and 0 shares forfeited during the nine months ended September 30, 2025 and 2024, respectively. As individual awards and options become fully vested, stock-based compensation expense is adjusted to recognize actual forfeitures.

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

Based on the closing market price of our common stock on September 30, 2025 and December 31, 2024 of $12.79 and $15.42, respectively, the aggregate intrinsic value of our restricted stock awards was as follows:

	As of September 30, 2025		As of December 31, 2024
	Outstanding	Vested	Outstanding	Vested
Aggregate intrinsic value	$5,250,014	$5,043,941	$6,342,292	$3,182,441

The following table summarizes the restricted stock activity for the Company’s directors and officers and employees of the Manager during the nine months ended September 30, 2025 and 2024.

	Unvested Restricted Stock	Weighted Average Grant Date Fair Value per Share
Balance at December 31, 2024	411,303	$15.14
Granted	187,157	14.79
Vested	(181,513)	15.09
Forfeited	(6,469)	15.46
Balance at September 30, 2025	410,478	$15.00

	Unvested Restricted Stock	Weighted Average Grant Date Fair Value per Share
Balance at December 31, 2023	366,647	$14.86
Granted	187,335	15.59
Vested	(127,720)	14.89
Balance at September 30, 2024	426,262	$15.17

Restricted stock compensation expense is based on the Company’s stock price at the date of the grant and is amortized over the vesting period. The share-based compensation expense for the Company was $2.5 million and $2.2 million for the nine months ended September 30, 2025 and 2024, respectively. The unamortized share-based compensation expense, net for the Company was approximately $4.6 million and $5.2 million as of September 30, 2025 and 2024, respectively, which the Company expects to recognize over the remaining weighted-average term of 1.7 years.

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

During the three and nine months ended September 30, 2025, the Company sold an aggregate of 0 and 64,557 shares, respectively, of the Company’s common stock under the Sales Agreement. The weighted average sales price during the three and nine months ended September 30, 2025 was $0 and $16.01 per share, generating net proceeds of $0 and approximately $1.0 million, respectively.

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

As of September 30, 2025 and 2024, the shares of common stock sold pursuant to the registered direct offering in February 2023 and under the ATM Program are the only offerings that have been initiated under the Shelf Registration Statement.

11. EARNINGS PER SHARE

The following information sets forth the computations of basic earnings per common share for the three and nine months ended September 30, 2025 and 2024, respectively:

	For the three months ended September 30,		For the nine months ended September 30,
	2025	2024	2025	2024
Net income attributable to common stockholders	$8,934,539	$11,211,636	$27,853,228	$29,125,711
Divided by:
Basic weighted average shares of common stock outstanding	21,074,771	19,625,190	20,979,467	19,094,462
Diluted weighted average shares of common stock outstanding	21,485,776	20,058,417	21,413,422	19,531,691
Basic earnings per common share	$0.42	$0.57	$1.33	$1.53
Diluted earnings per common share	$0.42	$0.56	$1.30	$1.49

There were no anti-dilutive shares excluded from the computations of earnings per common share for the three and nine months ended September 30, 2025 and 2024.

12. INCOME TAX

To qualify as a REIT, we must meet a number of organizational and operational requirements, including a requirement that we distribute annually to our stockholders at least 90% of our REIT taxable income prior to the deduction for dividends paid. To the extent that we distribute less than 100% of our REIT taxable income in any tax year (taking into account any distributions made in a subsequent tax year under Sections 857(b)(9) or 858 of the Code), we will pay tax at regular corporate rates on that undistributed portion. Furthermore, if we distribute less than the sum of 1) 85% of our ordinary income for the calendar year, 2) 95% of our capital gain net income for the calendar year, and 3) any undistributed shortfall from our prior calendar year (the “Required Distribution”) to our stockholders during any calendar year (including any distributions declared by the last day of the calendar year but paid in the subsequent year), then we are required to pay a non-deductible excise tax equal to 4% of any shortfall between the Required Distribution and the amount that was actually distributed. The 90% distribution requirement does not require the distribution of net capital gains. However, if we elect to retain any of our net capital gain for any tax year, we must notify our stockholders and pay tax at regular corporate rates on the retained net capital gain. Our stockholders must include their proportionate share of the retained net capital gain in their taxable income for the tax year, and they are deemed to have paid the REIT’s tax on their proportionate share of the retained capital gain. Furthermore, such retained capital gain may be subject to the nondeductible 4% excise tax. If it is determined that our estimated current year taxable income will be in excess of estimated dividend distributions (including capital gain dividend) for the current year from such income, we will accrue excise tax on estimated excess taxable income as such taxable income is earned. The annual expense is calculated in accordance with applicable tax regulations. Excise tax expense, if any, is included in the line item, income tax expense. For the nine months ended September 30, 2025 and 2024, we did not incur excise tax expense.

As of September 30, 2025 and December 31, 2024, the Company does not have any material unrecognized tax benefits.

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

Recurring Fair Value Measurements

The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2024:

	As of December 31, 2024
	Level 1	Level 2	Level 3	Total
Financial assets:
Loans, at fair value - related party	$-	$-	$5,335,000	$5,335,000

Financial Assets and Liabilities Not Measured at Fair Value

As of September 30, 2025 and December 31, 2024, the carrying values and fair values of the Company’s financial assets and liabilities recorded at amortized cost are as follows:

		As of September 30,		As of December 31,
		2025		2024
	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Loans held for investment	3	$398,051,222	$395,799,304	$402,477,046	$399,771,293
Cash and cash equivalents	1	28,920,537	28,920,537	26,400,448	26,400,448
Interest receivable	2	4,488,146	4,488,146	1,453,823	1,453,823
Other receivables and assets, net	2	581,815	581,815	459,187	459,187
Related party receivables	2	26,432	26,432	3,370,339	3,370,339

Financial liabilities:
Revolving loan	2	52,400,000	52,128,718	55,000,000	54,694,925
Notes payable, net	2	49,274,644	49,383,677	49,096,250	49,306,996
Accounts payable and other liabilities	2	1,059,768	1,059,768	2,285,035	2,285,035
Interest reserve	2	14,597	14,597	1,297,878	1,297,878
Management and incentive fees payable	2	1,435,071	1,435,071	2,863,158	2,863,158
Related party payables	2	3,073,015	3,073,015	2,043,403	2,043,403
Dividend payable	2	9,905,390	9,905,390	13,605,153	13,605,153

Our loans are held for investment and are substantially secured by real estate, equipment, licenses and other assets of the borrowers to the extent permitted by the applicable laws and the regulations governing such borrowers. The aggregate fair value of the Company’s portfolio of loans held for investment was $395,799,304 and $399,771,293, with gross unrecognized holding losses of $2.3 million and $2.7 million as of September 30, 2025 and December 31, 2024, respectively. The fair values, which are classified as Level 3 in the fair value hierarchy, are estimated using discounted cash flow models based on current market inputs for similar types of arrangements. The primary sensitivity in these models is based on the selection of appropriate discount rates. Fluctuations in these assumptions could result in different estimates of fair value.

14. DIVIDENDS AND DISTRIBUTIONS

The following table summarizes the Company’s dividends declared during the nine months ended September 30, 2025 and 2024.

	Record Date	Payment Date	Common Share Distribution Amount	Taxable Ordinary Income	Return of Capital	Section 199A Dividends
Regular cash dividend	3/31/2025	4/15/2025	$0.47	$0.47	$-	$0.47
Regular cash dividend	6/30/2025	7/15/2025	$0.47	$0.47	$-	$0.47
Regular cash dividend	9/30/2025	10/15/2025	$0.47	$0.47	$-	$0.47
Total cash dividend			$1.41	$1.41	-	$1.41

	Record Date	Payment Date	Common Share Distribution Amount	Taxable Ordinary Income	Return of Capital	Section 199A Dividends
Regular cash dividend	3/28/2024	4/15/2024	$0.47	$0.47	$-	$0.47
Regular cash dividend	6/28/2024	7/15/2024	$0.47	$0.47	$-	$0.47
Regular cash dividend	9/30/2024	10/15/2024	$0.47	$0.47	$-	$0.47
Total cash dividend			$1.41	$1.41	$-	$1.41

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

16. SUBSEQUENT EVENTS

Investment Activity

During the period from October 1, 2025 to November 3, 2025, the Company advanced approximately $3.3 million to existing borrowers and received $0.9 million and $2.3 million in scheduled and unscheduled principal repayments.

Revolving Loan

During the period from October 1, 2025 to November 3, 2025, the Company had net repayments on the Revolving Loan of $11.5 million. As of November 4, 2025, remaining availability on the Revolving Loan is $69.1 million.

Payment of Dividend

On October 15, 2025, the Company paid its regular quarterly dividend of $0.47 per common share relating to the third quarter of 2025 to stockholders of record as of the close of business on September 30, 2025. The total amount of the cash dividend payment was approximately $9.9 million.

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

•
changes in financial and economic conditions, including inflation, tariffs and the current government shutdown, which may have an adverse impact on our portfolio companies and commercial real estate in general;
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

Our loans are secured by real estate and, in addition, when lending to owner-operators in the cannabis industry, other collateral, such as equipment, receivables, licenses or other assets of the borrowers to the extent permitted by applicable laws and regulations. In addition, we seek to impose strict loan covenants and seek personal or corporate guarantees for additional protection. As of September 30, 2025 and December 31, 2024, 34.8% and 50.0%, respectively, of the principal of loans held in our portfolio are backed by personal or corporate guarantees. We aim to maintain a portfolio diversified across jurisdictions and across verticals, including cultivators, processors, dispensaries, as well as ancillary businesses. In addition, we may invest in borrowers that have equity securities that are publicly traded on the Canadian Stock Exchange (“CSE”) in Canada and/or over-the-counter in the United States.

As of September 30, 2025, our portfolio is comprised primarily of first mortgages to established multi-state or single-state cannabis operators or property owners. We consider cannabis operators to be established if they are state-licensed and are deemed to be operational and in good standing by the applicable state regulator. We do not own any stock, warrants to purchase stock or other forms of equity in any of our portfolio companies that are involved in the cannabis industry, and we will not take stock, warrants or equity in such issuers until permitted by applicable laws and regulations, including U.S. federal laws and regulations.

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

We generate revenue primarily in the form of interest income on loans. As of September 30, 2025 and December 31, 2024, approximately 63.3% and 62.1%, respectively, of our portfolio of loans held for investment portfolio was comprised of floating rate loans, and 36.7% and 37.9% of our total portfolio was comprised of fixed rate loans, respectively. The floating rate loans described above are variable based upon the Prime Rate plus an applicable margin, and in many cases, a Prime Rate floor. We have two floating rate loan, which comprises approximately 5.1% of the aggregate portfolio outstanding principal that bears a rate based on SOFR.

The below table reflects the changes in the Prime Rate since January 1, 2024:

Effective Date	Rate(1)
September 18, 2025	7.25%
December 19, 2024	7.50%
November 8, 2024	7.75%
September 19, 2024	8.00%

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

To qualify as a REIT, we must meet a number of organizational and operational requirements, including a requirement that we distribute annually to our stockholders at least 90% of our REIT taxable income prior to the deduction for dividends paid. To the extent that we distribute less than 100% of our REIT taxable income in any tax year (taking into account any distributions made in a subsequent tax year under Sections 857(b)(9) or 858 of the Code), we will pay tax at regular corporate rates on that undistributed portion. Furthermore, if we distribute less than the sum of 1) 85% of our ordinary income for the calendar year, 2) 95% of our capital gain net income for the calendar year, and 3) any undistributed shortfall from our prior calendar year (the “Required Distribution”) to our stockholders during any calendar year (including any distributions declared by the last day of the calendar year but paid in the subsequent year), then we are required to pay a non-deductible excise tax equal to 4% of any shortfall between the Required Distribution and the amount that was actually distributed. The 90% distribution requirement does not require the distribution of net capital gains. However, if we elect to retain any of our net capital gain for any tax year, we must notify our stockholders and pay tax at regular corporate rates on the retained net capital gain. Our stockholders must include their proportionate share of the retained net capital gain in their taxable income for the tax year, and they are deemed to have paid the REIT’s tax on their proportionate share of the retained capital gain. Furthermore, such retained capital gain may be subject to the nondeductible 4% excise tax. If it is determined that our estimated current year taxable income will be in excess of estimated dividend distributions (including capital gain dividend) for the current year from such income, we will accrue excise tax on estimated excess taxable income as such taxable income is earned. The annual expense is calculated in accordance with applicable tax regulations. Excise tax expense, if any, is included in the line item, income tax expense. For the nine months ended September 30, 2025, we did not incur excise tax expense.

Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 740 - Income Taxes (“ASC 740”), prescribes a recognition threshold and measurement attribute for the consolidated financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. We have analyzed our various federal and state filing positions and believe that our income tax filing positions and deductions are documented and supported as of September 30, 2025. Based on our evaluation, there is no reserve for any uncertain income tax positions. Accrued interest and penalties, if any, are included within other liabilities in the consolidated balance sheets.

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

These factors could lower our net interest income or cause a net loss during periods of rising interest rates, which would harm our financial condition, cash flows and results of operations. As of September 30, 2025, 63.3% of our portfolio of loans held for investment are floating rate loans, based on total principal outstanding have interest Prime rate floors as summarized below:

As of September 30, 2025
Rate Floor	Outstanding Principal	Percentage of Portfolio
8.50%	$48,747,824	12.2%
8.00%	1,440,000	0.4%
7.50%	59,512,774	14.9%
7.00%	89,394,471	22.4%
6.25%	15,862,855	4.0%
5.50%	400,000	0.1%
4.00%	20,233,333	5.1%
0.00%	17,400,000	4.4%
Fixed-rate	146,957,235	36.7%
	$399,948,492	100.0%

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

Developments During the Third Quarter of 2025

Updates to Our Loan Portfolio during the Third Quarter of 2025

In July 2025, the Company received principal repayments totaling $56.8 million, relating to the full repayment of Loans #3, #20, #29, #32, #33 and #39. In connection with the repayments prior to maturity, the Company recognized $1.0 million in prepayment fees.

In July 2025, Loan #19 was amended, which extended the maturity date from December 30, 2025 to December 30, 2027. In addition, the Company made a $2.4 million commitment add-on.

Subsequent Updates to Our Loan Portfolio

During the period from October 1, 2025 to November 3, 2025, the Company advanced approximately $3.3 million to existing borrowers and received $0.9 million and $2.3 million in scheduled and unscheduled principal repayments.

Dividends Declared Per Share

During the three months ended September 30, 2025, we declared an ordinary cash dividend of $0.47 per share of our common stock, relating to the third quarter of 2025, which was paid on October 15, 2025 to stockholders of record as of the close of business on September 30, 2025. The total amount of the cash dividend payment was approximately $9.9 million.

The payment of this dividend is not indicative of our ability to pay such dividends in the future.

Results of Operations

Comparison of the three months ended September 30, 2025 and 2024

	For the three months ended September 30,		Variance
	2025	2024	Amount	%
Revenues
Interest income	$15,250,866	$16,258,744	$(1,007,878)	-6%
Interest expense	(1,565,592)	(1,799,351)	233,759	-13%
Net interest income	13,685,274	14,459,393	(774,119)	-5%

Expenses
Management and incentive fees, net	1,435,071	1,669,116	(234,045)	-14%
General and administrative expense	1,298,910	1,254,062	44,848	4%
Professional fees	530,880	468,652	62,228	13%
Stock based compensation	928,654	845,524	83,130	10%
Provision (benefit) for current expected credit losses	557,220	(989,597)	1,546,817	-156%
Total expenses	4,750,735	3,247,757	1,502,978	46%
Change in unrealized gain (loss) on investments	-	-	-	100%
Net Income before income taxes	8,934,539	11,211,636	(2,277,097)	-20%
Income tax expense	-	-	-	-
Net Income	$8,934,539	$11,211,636	$(2,277,097)	-20%

•
Interest income decreased by approximately $1.0 million, or 6%, during the quarter ended September 30, 2025, compared to the quarter ended September 30, 2024. The decrease in interest income was driven primarily by the decrease in the weighted average portfolio yield to 16.5% from 18.2% during the comparable periods, as a result of certain re-pricing amendments relating to de-risking our portfolio and the impact of 75 basis point prime rate decline. The decrease in interest income was offset by the increase in the average outstanding principal balance of loans during the comparable period which increased to $410.9 million for the three months ended September 30, 2025 from $372.8 million for the three months ended September 30, 2024.
•
Interest expense decreased by approximately $0.2 million, or 13%, over the comparative period. The decrease was due to the 25 basis point prime rate decline and a decrease in the weighted average outstanding balance on the Revolving Loan, which was approximately $14.0 million and $76.4 million, as of September 30, 2025, and 2024, respectively.
•
Management and incentive fees to our Manager decreased by approximately $234 thousand, or 14%, over the comparative period. The decrease was primarily related to the decrease in incentive fees of $323 thousand during the three months ended September 30, 2025, as compared to the three months ended September 30, 2024, primarily as a result in the decrease in Core Earnings of approximately $838 thousand over the comparable trailing twelve-month period.
•
Stock based compensation expense increased by approximately $83 thousand for the three months ended September 30, 2025, as compared to the three months ended September 30, 2024. The increase over the comparable period was driven by the incremental expense recognized on the 187,157 restricted stock awards granted to employees of our Manager on April 1, 2025, which have a vesting period of three years.
•
Provision for current expected credit losses increased by approximately $1.5 million over the comparative period. The provision for current expected credit losses was $0.6 million in the three months ended September 30, 2025, as compared to a reversal of $1.0 million in the three months ended September 30, 2024. The CECL Reserve represents approximately 125 basis points of our aggregate loans held for investment, at carrying value, of approximately $398.1 million as of September 30, 2025, compared with 113 basis points as of September 30, 2024.
o
The increase in the CECL Reserve during the three months ended September 30, 2025 compared to June 30, 2025 is partially driven by new reserves from the gross loan originations, including capitalized fees, of $40.8 million during the third quarter.

Comparison of the nine months ended September 30, 2025 and 2024

	For the nine months ended September 30,		Variance
	2025	2024	Amount	%
Revenues
Interest income	$46,860,217	$46,624,842	$235,375	1%
Interest expense	(5,708,022)	(5,742,333)	34,311	-1%
Net interest income	41,152,195	40,882,509	269,686	1%

Expenses
Management and incentive fees, net	5,103,561	5,198,738	(95,177)	-2%
General and administrative expense	3,766,140	3,898,864	(132,724)	-3%
Professional fees	1,503,939	1,327,659	176,280	13%
Stock based compensation	2,459,094	2,213,150	245,944	11%
Provision (benefit) for current expected credit losses	631,233	(884,789)	1,516,022	-171%
Total expenses	13,463,967	11,753,622	1,710,345	15%
Change in unrealized gain (loss) on investments	165,000	(75,604)	240,604	NM
Realized gain on debt securities, at fair value	-	72,428	(72,428)	100%
Net Income before income taxes	27,853,228	29,125,711	(1,272,483)	-4%
Income tax expense	-	-	-	-
Net Income	$27,853,228	$29,125,711	$(1,272,483)	-4%

•
Interest income increased by approximately $0.2 million, during the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024. The increase was primarily due to an increase in the outstanding principal balance of the loan portfolio which increased to approximately $399.9 million as of September 30, 2025 from approximately $356.3 million as of September 30, 2024. The increase was offset by the decrease of weighted-average yield-to-maturity internal rate of return (“YTM IRR”) on our portfolio to 16.5% at September 30, 2025 from 18.2% at September 30, 2024, as a result of certain re-pricing amendments relating to de-risking of our portfolio and the impact of the 75 basis point prime rate decline on our floating rate portfolio.
•
Interest expense decreased slightly by approximately $34 thousand, over the comparative period. The decrease attributable to the average outstanding balance on the Revolving Loan was approximately $32.5 million and $81.7 million, for the nine months ended September 30, 2025 and 2024, respectively. The decrease was offset by an increase in interest expense attributable to the Notes Payable, which contributed to approximately $3.6 million of the expense during the nine months ended September 30, 2025, which were not included in the interest expense during the nine months ended September 30, 2024.
•
Management and incentive fees to our Manager was approximately $5.1 million for the nine months ended September 30, 2025, as compared to approximately $5.2 million for the nine months ended September 30, 2024, a decrease of $0.1 million. Management fees were approximately $3.5 million for the nine months ended September 30, 2025, as compared to approximately $3.2 million for the nine months ended September 30, 2024. Incentive fees were approximately $1.7 million for the nine months ended September 30, 2025, as compared to $2.0 million and for the nine months ended September 30, 2024. The decrease in incentive fees primarily as a result from the decrease in annualized Core Earnings of approximately $716 thousand over the comparable trailing twelve-month period.
•
Stock based compensation expense increased by approximately $0.2 million for the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024. The increase over the comparable period was driven by the incremental expense recognized on the 187,157 restricted stock awards granted to employees of our Manager on April 1, 2025. The increase was offset by the 181,513 shares that vested during the nine months ended September 30, 2025.
•
Our provision for current expected credit losses increased due to both borrower specific credit factors and regular re-evaluations of overall current macroeconomic conditions affecting our borrowers and the industry.
o
Provision of current expected credit losses were approximately $631 thousand in the nine months ended September 30, 2025, as compared benefit of $885 thousand during the nine months ended September 30, 2024. The increase in expected credit losses was primarily driven by the increase of loans held for investment risk rated "4" for the nine months ended September 30, 2025. The current expected credit loss reserve represents approximately 125 basis points of our aggregate loan commitments held at carrying value of approximately $5.0 million as of September 30, 2025. As of September 30, 2025, the carrying value of loans held for investment risk rated "4", was approximately $40.5 million, or 10.2%, of which $23.9 million relates to loans placed on non-accrual status.
o
We record a reserve liability based on the unfunded portion of loan commitments over the full contractual period over which we are exposed to credit risk through a current obligation to extend credit. Management considered the likelihood that funding will occur, and if funded, the expected credit loss on the funded portion. We continuously evaluate the credit quality of each loan by assessing the risk factors of each loan. The reserve recorded applicable to the $29.8 million of unfunded commitments as of September 30, 2025 is approximately $33 thousand.

Loan Portfolio

As of September 30, 2025 and December 31, 2024, the Company's portfolio included loans to 26 and 30 borrowers, respectively, of which approximately $398.1 million and $402.5 million at carrying value, respectively, prior to the reserve for current expected credit losses, are classified as held for investment. The aggregate outstanding principal was approximately $399.9 million and $404.7 million as of September 30, 2025 and December 31, 2024, respectively.

As of September 30, 2025 and December 31, 2024, our portfolio of loans held for investment had a weighted-average YTM IRR of 16.5% and 17.2%, and was substantially secured by real estate and, with respect to certain of our loans, substantially all assets of the borrowers and certain of their subsidiaries, including equipment, receivables, and licenses. YTM IRR is calculated using various inputs, including (i) cash and PIK interest, which is capitalized and added to the outstanding principal balance of the applicable loan, (ii) original issue discount (“OID”), (iii) amortization, (iv) unused fees, and (v) exit fees. Certain of our loans have extension fees, which are not included in our YTM IRR calculations, but may increase YTM IRR if such extension options are exercised by borrowers.

The below table summarizes our portfolio of loans held for investment by rate type as of September 30, 2025 and December 31, 2024:

	As of September 30, 2025
	Total Principal	Original Issue Discount	Carrying Value	Percentage of loans held for investment
Fixed-rate loans	$146,957,235	$(621,865)	$146,335,370	36.7%
Floating-rate loans	252,991,257	(1,275,405)	251,715,852	63.3%
Total	$399,948,492	$(1,897,270)	$398,051,222	100.0%

	As of December 31, 2024
	Total Principal	Original Issue Discount	Carrying Value	Percentage of loans held for investment
Fixed-rate loans	$149,771,871	$(545,081)	$149,226,790	37.1%
Floating-rate loans	254,949,683	(1,699,427)	253,250,256	62.9%
Total	$404,721,554	$(2,244,508)	$402,477,046	100.0%

The below summarizes our portfolio of loans held for investment as of September 30, 2025:

		Initial Funding	Maturity	Principal	Original Issue	Carrying	Percent of Loans held	Future		Periodic	YTM
Loan	Location(s)	Date (1)	Date (2)	Balance	Premium/(Discount)	Value	for investment	Fundings	Interest Rate (3)	Payment (4)	IRR (5)
1	Various	10/27/2022	10/30/2026	$15,862,855	$(128,073)	$15,734,782	4.0%	$-	P+6.5% Cash (8)	P&I	17.1%
2	Michigan	12/31/2021	12/31/2025	27,110,506	(9,590)	27,100,916	6.8%	-	P+3% Cash (13)	P&I	17.3%
4	Arizona	6/1/2024	6/17/2026	6,626,809	-	6,626,809	1.7%	-	11.91% Cash	I/O	17.0%
6	Michigan	8/20/2021	1/30/2026	4,958,672	(1,537)	4,957,135	1.2%	-	P+6.5% Cash (13)(18)	P&I	17.2%
7	Illinois, Arizona	6/30/2025	6/30/2028	36,130,667	(492,556)	35,638,111	9.0%	-	P+5.75% Cash (9)	P&I	15.3%
8	West Virginia	8/30/2024	12/31/2025	8,491,943	-	8,491,943	2.1%	-	10% Cash	I/O	15.0%
9a	Pennsylvania	3/31/2025	3/31/2028	14,576,987	(55,030)	14,521,957	3.6%	-	9% Cash (14)	I/O	9.7%
9b	Pennsylvania	3/31/2025	3/31/2028	4,450,000	(53,007)	4,396,993	1.1%	-	9% Cash (14)	I/O	10.0%
12	Various	11/8/2021	10/31/2027	15,354,404	(89,976)	15,264,428	3.8%	-	P+7% Cash, 2% PIK (10)	P&I	19.6%
16	Florida	6/1/2025	1/29/2027	10,557,500	(116,931)	10,440,569	2.6%	-	16.75% Cash	P&I	24.5%
18	Ohio	2/3/2022	12/31/2025	46,573,256	(113,359)	46,459,897	11.6%	-	P+1.75% Cash, 5% PIK (9)(15)	P&I	16.6%
19	Florida	3/11/2022	12/31/2027	21,091,573	(41,973)	21,049,600	5.3%	-	11% Cash, 5% PIK	P&I	19.4%
21	Illinois	7/1/2022	7/29/2026	6,690,548	(14,925)	6,675,623	1.7%	-	P+7% Cash, 2% PIK (9)	P&I	23.3%
23	Arizona	3/27/2023	3/31/2026	1,440,000	(5,924)	1,434,076	0.4%	-	P+7.5% Cash (12)	P&I	18.7%
24	Oregon	9/27/2022	9/27/2026	400,000	-	400,000	0.1%	-	P+10.5% Cash (7)	P&I	20.6%
25	New York	7/1/2023	6/29/2036	23,076,799	-	23,076,799	5.8%	-	15% Cash	P&I	16.6%
27	Nebraska	8/15/2023	6/30/2027	17,400,000	-	17,400,000	4.4%	-	P+6.5% Cash (16)	I/O	15.5%
30	Missouri, Arizona	12/19/2023	12/31/2026	16,678,646	(71,849)	16,606,797	4.2%	-	P+7.75% Cash (13)	P&I	18.7%
31	California, Illinois	5/3/2023	9/30/2028	6,680,000	-	6,680,000	1.7%	-	P+8.75% Cash(10) (19)	P&I	18.7%
34	Arizona	6/17/2024	5/29/2026	10,000,000	-	10,000,000	2.5%	-	11.91% Cash	I/O	12.8%
35	California	8/23/2024	8/23/2027	24,753,660	-	24,753,660	6.2%	-	12% Cash, 3% PIK	P&I	16.6%
36	Illinois	10/28/2024	1/1/2027	26,570,000	(78,927)	26,491,073	6.6%	1,030,000	P+6.25% Cash (10)	P&I	15.4%
37	Various	11/26/2024	11/24/2028	20,155,535	(315,284)	19,840,251	5.0%	10,000,000	12% Cash, 1% PIK (17)	P&I	15.2%
38a	Various	12/13/2024	12/12/2025	2,065,000	(23,148)	2,041,852	0.5%	2,065,000	10% Cash (17)	P&I	15.3%
38b	Various	1/15/2025	12/12/2025	840,000	(10,534)	829,466	0.2%	-	10% Cash (17)	I/O	15.3%
40	Various	3/28/2025	7/28/2028	233,333	(19,751)	213,582	0.1%	-	SOFR +10.25% Cash (6)	P&I	26.9%
41	Ohio	3/1/2025	3/13/2027	271,429	(5,958)	265,471	0.1%	-	14.5% Cash	P&I	16.1%
42	Various	9/30/2025	9/29/2028	20,000,000	(91,583)	19,908,417	5.0%	16,666,667	SOFR +8.33% Cash (6)	I/O	14.5%
43	Missouri	8/20/2025	8/20/2028	10,908,370	(157,355)	10,751,015	2.7%	-	P+5.5% Cash (10)	P&I	15.2%
			Subtotal	$399,948,492	$(1,897,270)	$398,051,222	100.0%	$29,761,667			16.5%

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
(12)
This Loan is subject to a prime rate floor of 8.00%
(13)
This Loan is subject to a prime rate floor of 8.50%
(14)
Loan #9, is comprised of two tranches, a $14.5 million first lien judgment loan (the "Judgment Loan") and a $2.0 million second lien term loan (the "Term Loan"). The Judgment Loan and the Term Loan bear interest at a rate of 9.0%. The Judgment Loan has no contractual maturity and will remain outstanding until paid by the obligor and the Term Loan has a maturity of March 31, 2028. For comparability to previously issued financial statements, management will continue to reference the Judgment Loan and the Term Loan, collectively, as Loan #9, and the maturity date presented represents the maturity date of the Term Loan. See Note 8 for additional information. On May 1, 2023, Loan #9 was placed on non-accrual status and remains on non-accrual as of September 30, 2025.
(15)
An affiliate under common control holds a controlling equity investment in this portfolio company (Note 8).
(16)
This loan has floating grid pricing based on the Prime Rate plus a spread of 5.00% to 8.75% based on monthly annualized EBITDA performance. As of September 30, 2025, applied interest rate is Prime Rate + 6.50%.
(17)
Loan #37 and Loan #38 bear unused fees on the unfunded commitment of 0.75% and 1.50% per annum, respectively.
(18)
Loan #6 was placed on non-accrual on May 9, 2025 and all accrued interest after April 1, 2025 was reversed. This loan remains on non-accrual as of September 30, 2025.
(19)
Loan #31 was amended on October 1, 2025 and the maturity date reflects the updated maturity.

The following tables summarize our loans held for investment as of September 30, 2025 and December 31, 2024:

	As of September 30, 2025
	Outstanding Principal	Original Issue Discount	Carrying Value	Weighted Average Remaining Life (Years) (1)
Loans held for investment	$399,948,492	$(1,897,270)	$398,051,222	2.1
Current expected credit loss reserve	-	-	(4,990,988)
Total loans held at carrying value, net	$399,948,492	$(1,897,270)	$393,060,234

	As of December 31, 2024
	Outstanding Principal	Original Issue Discount	Carrying Value	Weighted Average Remaining Life (Years) (1)
Loans held for investment	$404,721,554	$(2,244,508)	$402,477,046	2.2
Current expected credit loss reserve	-	-	(4,346,869)
Total loans held at carrying value, net	$404,721,554	$(2,244,508)	$398,130,177

(1)
Weighted average remaining life is calculated based on the carrying value of the loans as of September 30, 2025 and December 31, 2024, respectively.

The following tables present changes in loans held for investment at carrying value as of and for the nine months ended September 30, 2025 and 2024:

	Principal	Original Issue Discount	Current Expected Credit Loss Reserve	Carrying Value
Balance at December 31, 2024	$404,721,554	$(2,244,508)	$(4,346,869)	$398,130,177
Purchase of investments	60,370,807	(1,365,731)	-	59,005,076
Principal repayment of loans	(69,516,982)	-	-	(69,516,982)
Accretion of original issue discount	-	1,712,969	-	1,712,969
PIK Interest	4,373,113	-	-	4,373,113
Increase in provision for current expected credit losses	-	-	(644,119)	(644,119)
Balance at September 30, 2025	$399,948,492	$(1,897,270)	$(4,990,988)	$393,060,234

	Principal	Original Issue Discount	Current Expected Credit Loss Reserve	Carrying Value
Balance at December 31, 2023	$355,745,305	$(2,104,695)	$(4,972,647)	$348,667,963
Purchase of investments	76,051,190	(820,335)	-	75,230,855
Principal repayment of loans	(64,198,999)	-	-	(64,198,999)
Accretion of original issue discount	-	1,311,760	-	1,311,760
Transfer of loan held for investment to loan held for sale	(19,000,000)		213,913	(18,786,087)
PIK Interest	7,688,284	-	-	7,688,284
Increase in provision for current expected credit losses	-	-	667,784	667,784
Balance at September 30, 2024	$356,285,780	$(1,613,270)	$(4,090,950)	$350,581,560

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

The following table provides a reconciliation of GAAP net income to Distributable Earnings and Adjusted Distributable Earnings (in thousands, except per share data):

	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Net Income	$8,934,539	$11,211,636	$27,853,228	$29,125,711
Adjustments to net income
Stock based compensation	928,654	845,524	2,459,094	2,213,150
Amortization of debt issuance costs	101,729	91,678	322,186	182,593
Provision (benefit) for current expected credit losses	557,220	(989,597)	631,233	(884,789)
Change in unrealized gain (loss) on investments	-	-	(165,000)	75,604
Distributable Earnings	$10,522,142	$11,159,241	$31,100,741	$30,712,269
Basic weighted average shares of common stock outstanding (in shares)	21,074,771	19,625,190	20,979,467	19,094,462
Basic Distributable Earnings per Weighted Average Share	$0.50	$0.57	$1.48	$1.61
Diluted weighted average shares of common stock outstanding (in shares)	21,485,776	20,058,417	21,413,422	19,531,691
Diluted Distributable Earnings per Weighted Average Share	$0.49	$0.56	$1.45	$1.57

Book Value Per Share

The book value per share of our common stock as of September 30, 2025 and December 31, 2024 was approximately $14.71 and $14.83, respectively.

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

As of September 30, 2025 and December 31, 2024, all of our cash was unrestricted and totaled approximately $28.9 million and $26.4 million, respectively. We believe that our cash on hand, capacity available under our Revolving Loan, the Unsecured Notes and cash flows from operations for the next twelve months will be sufficient to satisfy the operating requirements of our business through at least the next twelve months. The sources of financing for our target investments are described below.

Credit Facility

As of September 30, 2025 and December 31, 2024, unamortized debt issuance costs related to the Revolving Loan, including all amendments and amendments and restatements thereto, as applicable, of $271,282 and $305,075, respectively, are recorded in other receivables and assets, net on the consolidated balance sheets.

For the nine months ended September 30, 2025, the Company had net paydowns of $2.6 million against the Revolving Loan. As of September 30, 2025, the Company had $57.6 million available and $52.4 million outstanding under the Revolving Loan (Note 7).

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

The Unsecured Notes provide for certain affirmative covenants, including requiring us to deliver certain financial information and any notices of default, and conducting business in the normal course. Additionally, the Company must comply with certain financial and non-financial covenants including but not limited to: (1) minimum stockholders' equity of $200.0 million, (2) maximum aggregate indebtedness of $225.0 million, subject to increase from time to time based upon ratable increases in stockholders' equity, and (3) maintenance of a credit rating. As of September 30, 2025, the Company is in compliance with all financial covenants with respect to the Unsecured Notes.

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

For the nine months ended September 30, 2025, the Company sold an aggregate of 64,557 shares of the Company’s common stock under the Sales Agreement at a weighted average price of $16.01 per share, generating net proceeds of approximately $1.0 million.

For the nine months ended September 30, 2024, the Company sold an aggregate of 1,309,503 shares of the Company’s common stock under the Sales Agreement at a weighted average price of $15.88 per share, generating net proceeds of approximately $20.4 million.

Cash Flows

The following table sets forth changes in cash and cash equivalents for the nine months ended September 30, 2025 and 2024, respectively:

	For the nine months ended September 30,
	2025	2024
Net income	$27,853,228	$29,125,711
Adjustments to reconcile net income to net cash used in operating activities and changes in operating assets and liabilities	(5,579,543)	(7,793,897)
Net cash provided by operating activities	22,273,685	21,331,814
Net cash provided by investing activities	16,011,906	1,968,144
Net cash used in financing activities	(35,765,502)	(24,437,565)
Change in cash and cash equivalents	2,520,089	(1,137,607)

Net Cash Provided by Operating Activities

For the nine months ended September 30, 2025 and 2024, we reported “Net cash provided by operating activities” of approximately $22.3 million and $21.3 million, respectively. Net cash provided by operating activities increased approximately $0.9 million, primarily attributable to a decrease in PIK interest income of $3.3 million, an increase in related party receivables of $4.7 million, and an increase in stock based compensation expense of $0.2 million, an decrease in net income over the comparable period of approximately $1.3 million, a decrease in the interest reserve for applied interest payments of approximately $2.8 million, a decrease in accounts payable and accrued expenses of approximately $1.4 million and a decrease in interest receivable of approximately $3.6 million, over the comparable period.

Net Cash Provided by Investing Activities

For the nine months ended September 30, 2025 and 2024, we reported “Net cash provided by investing activities” of approximately $16.0 million and $2.0 million, respectively.

For the nine months ended September 30, 2025, cash outflows primarily related to $59.0 million used for the origination and funding of loans held for investment, offset by cash inflows $69.5 million of cash received from the principal repayment of loans held for investment and $5.5 million of cash received from the principal repayment of loans held a fair value.

For the nine months ended September 30, 2024, cash outflows primarily related to $75.2 million used for the origination and funding of loans held for investment, offset by cash inflows $64.2 million of cash received from the principal repayment of loans held for investment and $13.0 million of cash received from proceeds from sales of loans.

Net Cash Used in Financing Activities

For the nine months ended September 30, 2025 and 2024, we reported “Net cash used in financing activities” of approximately $(35.8) million and $(24.4) million, respectively.

For the nine months ended September 30, 2025, cash inflows of approximately $1.0 million related to proceeds received from sales of our common stock through the ATM offering and $106.1 million related to draw downs on our Revolving Loan, which were offset by $108.7 million in repayments on our Revolving Loan, approximately $33.9 million in dividends paid, approximately $151thousand in offering costs associated with the registered at-the-market offering and $132 thousand in payment of debt issuance costs.

For the nine months ended September 30, 2024, cash inflows of approximately $20.8 million related to proceeds received from sales of our common stock through the ATM offering and $73.5 million related to draw downs on our Revolving Loan, which were offset by $85.5 million in repayments on our Revolving Loan, approximately $32.4 million in dividends paid, approximately $113 thousand in debt issuance costs paid, and approximately $757 thousand in offering costs associated with the registered at-the-market offering.

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

The following table summarizes the Company’s dividends declared during the nine months ended September 30, 2025 and 2024, respectively.

	Record Date	Payment Date	Common Share Distribution Amount	Taxable Ordinary Income	Return of Capital	Section 199A Dividends
Regular cash dividend	3/31/2025	4/15/2025	$0.47	$0.47	$-	$0.47
Regular cash dividend	6/30/2025	7/15/2025	$0.47	$0.47	$-	$0.47
Regular cash dividend	9/30/2025	10/15/2025	$0.47	$0.47	$-	$0.47
Total cash dividend			$1.41	$1.41	-	$1.41

	Record Date	Payment Date	Common Share Distribution Amount	Taxable Ordinary Income	Return of Capital	Section 199A Dividends
Regular cash dividend	3/28/2024	4/15/2024	$0.47	$0.47	$-	$0.47
Regular cash dividend	6/28/2024	7/15/2024	$0.47	$0.47	$-	$0.47
Regular cash dividend	9/30/2024	10/15/2024	$0.47	$0.47	$-	$0.47
Total cash dividend			$1.41	$1.41	$-	$1.41

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

The risk ratings are primarily based on historical data and current conditions specific to each portfolio company, as well as consideration of future economic conditions and each borrower’s estimated ability to meet debt service requirements. The risk ratings shown in the following table as of September 30, 2025 and December 31, 2024 consider borrower specific credit history and performance and quarterly re-evaluation of overall current macroeconomic conditions affecting the borrowers. As interest rates have increased due to rising rates from the Federal Reserve Board, it has impacted borrowers’ ability to service their debt obligations on a global scale. Changes in risk ratings had an effect on the level of the CECL reserve though, other than the two loans placed on non-accrual status, the loans continued to perform as expected. For approximately 54% of the portfolio, the fair value of the underlying real estate collateral exceeded the amounts outstanding under the loans as of September 30, 2025. The remaining approximately 46% of the portfolio, while not fully collateralized by real estate, may be partially collateralized by real estate and was secured by other forms of collateral including equipment, receivables, licenses and/or other assets of the borrowers to the extent permitted by applicable laws and regulations governing such borrowers.

As of September 30, 2025 and December 31, 2024, the carrying value, excluding the CECL Reserve, of the Company’s loans within each risk rating by year of origination is as follows:

	As of September 30, 2025(1)
Risk Rating	2025	2024	2023	2022	2021	Total
1	$-	$-	$-	$400,000	$-	$400,000
2	56,589,576	26,795,512	63,763,596	43,460,005	-	190,608,689
3	21,457,055	54,823,267	1,434,076	46,459,897	42,365,344	166,539,639
4	18,918,950	16,626,809	-	-	4,957,135	40,502,894
5	-	-	-	-	-	-
Total	$96,965,581	$98,245,588	$65,197,672	$90,319,902	$47,322,479	$398,051,222

(1)
Amounts are presented by loan origination year with subsequent advances shown in the original year of origination.

Accounting Policies and Estimates

As of September 30, 2025, there were no significant changes in the application of our accounting policies or estimates from those presented in our annual report on Form 10-K. Refer to Note 2 to our consolidated financial statements for the nine months ended September 30, 2025, titled “Significant Accounting Policies” for information on recent accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks in the ordinary course of our business. These risks primarily relate to fluctuations in interest rates. Our loans are typically valued using a yield analysis, which is typically performed for performing loans to borrowers. Changes in market yields may change the fair value of certain of our loans. Generally, an increase in market yields may result in a decrease in the fair value of certain of our loans, however this is mitigated to the extent our loans bear interest at a floating rate. As of September 30, 2025, we had 16 floating-rate loans, representing approximately 63.3% of our loan total portfolio based on aggregate outstanding principal balances, subject to a Prime Rate floor. We estimate that a hypothetical 100 basis points increase in the Prime Rate would result in an increase in annual cash interest income, excluding the effects of PIK interest, of approximately $2.5 million and a 100 basis points decrease in the Prime Rate would result in a decrease in annual interest income of approximately $0.8 million. Our loans generally have a Prime Rate floor established at the prevailing Prime Rate at the time of origination. Refer to Note 3 for Prime Rate floor by loan.

In addition, our Revolving Loan is exposed to similar market risks. Changes in market rates may change the fair value of our Revolving Loan as our loan bears interest at the greater of (1) the Prime Rate plus the applicable margin and (2) 3.25%. As of September 30, 2025, we had an outstanding balance of $52.4 million under the Revolving Loan. Based on our outstanding balance as of September 30, 2025, we estimate that a hypothetical 100 basis points increase in the Prime Rate would result in an increase in annual cash interest expense, excluding unused fees, of approximately $0.5 million and a 100 basis points decrease in the Prime Rate would result in a decrease in annual interest expense of approximately $0.5 million.

The Unsecured Notes bear a fixed interest rate of 9.00% per annum and are not impacted by changes in market rates. The fair market value of the Unsecured Notes is impacted by fluctuations in market rate. A decrease in market rates will result in an increase in the fair market value and an increase in market rates will result in decrease in the fair market value.

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

While we believe the principal amounts of our loans are generally adequately protected by underlying collateral value, there is a risk that we will not realize the entire principal value of certain loans, particularly those not fully collateralized by real estate. In order to mitigate that risk, our loans are generally collateralized by other assets, such as equipment, receivables, licenses or other assets of the borrowers to the extent permitted by applicable laws and regulations. In addition, we seek to impose strict loan covenants and seek personal or corporate guarantees for additional protection. As of September 30, 2025 and September 30, 2024, our portfolio on average had real estate collateral coverage of 1.2x and 1.2x, respectively, and all of our loans are secured by equity pledges of the borrower and all asset liens.

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

Our loan portfolio as of September 30, 2025 and December 31, 2024, was concentrated with the top three borrowers representing approximately 27.5% and 24.0% of principal outstanding, respectively. As of and for the nine months ended September 30, 2025 and 2024, the top three borrowers represented approximately 25.6% and 27.9% of the total interest income, respectively. The largest loan represented approximately 11.6% and 11.1% of principal outstanding as of September 30, 2025 and December 31, 2024, respectively.

As of September 30, 2025 and December 31, 2024, our borrowers have operations in the jurisdictions noted within the table below based on real estate collateral location or principal place of business:

As of September 30, 2025			As of December 31, 2024
Jurisdiction	Outstanding Principal (1)	Percentage of Our Loan Portfolio	Jurisdiction	Outstanding Principal (1)	Percentage of Our Loan Portfolio
Illinois	$77,380,222	19%	Illinois	$55,958,079	14%
Ohio	65,098,447	16%	Ohio	60,065,707	15%
Florida	57,014,988	14%	Florida	42,712,285	11%
Pennsylvania	36,264,811	9%	Pennsylvania	35,727,045	9%
Michigan	32,069,178	8%	Michigan	32,068,629	8%
Arizona	26,471,100	7%	Arizona	28,023,340	7%
California	26,407,775	7%	California	26,057,479	6%
Missouri	24,350,597	6%	Missouri	38,208,259	9%
New York	23,076,799	6%	New York	25,093,595	6%
Nebraska	17,400,000	4%	Nebraska	17,400,000	4%
West Virginia	8,491,943	2%	West Virginia	8,491,943	2%
Texas	2,775,611	1%	Texas	2,756,870	1%
Maryland	1,312,711	*%	Maryland	21,835,901	5%
Massachusetts	826,679	*%	Massachusetts	2,626,423	1%
Oregon	505,429	*%	Oregon	580,000	*%
Nevada	254,624	*%	Nevada	6,000,000	1%
Other (2)	192,089	*%	Other	-	*%
Minnesota	55,489	*%	Minnesota	1,116,000	*%
Total	$399,948,492	100%	Total	$404,721,554	100%

* Less than 1%

(1) The principal balance of the loans not secured by real estate collateral are included in the jurisdiction representing the principal place of business. Amounts presented include loans held for investment and loans held for sale.

(2) Represents Connecticut and Washington.

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

In connection with the preparation of this quarterly report on Form 10-Q, our management, including the Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2025. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2025 to ensure that (a) information required to be disclosed in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the forms and rules of the SEC and (b) such information is accumulated and communicated to management, including the Principal Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

During the three months ended June 30, 2025, the Company engaged a new third‑party provider to support its ongoing CECL reporting including modeling, data aggregation, and documentation. While the Company substantially completed the implementation activities with assistance from the vendor during the quarter ended June 30, 2025, it continues to finalize execution and documentation of its augmented internal control procedures. The transition from the Company’s previous third-party provider is being overseen by the Chief Financial Officer, which concluded that the change is not expected to materially alter the ultimate credit loss estimate or design of internal controls. The Company remains responsible for validating assumptions, methodologies, forecasts, and controls, and intends to maintain documentation consistent with regulatory and other requirements, as applicable.

There were no other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2025 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

In the normal course of business, we may be subject to various legal proceedings from time to time. We are not party to any material pending legal proceedings required to be disclosed pursuant to Item 103 of Regulation S-K.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024, which could materially affect our business, financial condition and/or results of operations. Except to the extent additional factual information disclosed elsewhere in this Quarterly Report on Form 10-Q relates to such risk factors, there have been no material changes to the risk factors described in the “Risk Factors” sections in our Annual Report on Form 10-K for the year ended December 31, 2024. The risks described in our Annual Report on Form 10-K and subsequent Quarterly Reports on Form 10-Q are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None of the Company’s officers or directors have adopted, modified or terminated trading plans under either a Rule 10b5-1 or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933) for the nine months ended September 30, 2025.

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

CHICAGO ATLANTIC REAL ESTATE FINANCE, INC.

Dated: November 4, 2025	By:	/s/ Peter Sack
Peter Sack
Co-Chief Executive Officer and Director
(Principal Executive Officer)

Dated: November 4, 2025	By:	/s/ Phillip Silverman
Phillip Silverman
Chief Financial Officer
(Principal Financial Officer)