Form 10-K
period 2025-12-31
Chicago Atlantic Real Estate Finance, Inc.
filed 2026-03-12
CIK 1867949

iSenior Real

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

Registrant’s telephone number, including area code: (312) 625-9295

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

The aggregate market value of the Registrant’s common stock held by non-affiliates as of December 31, 2025 was approximately $236.8 million based upon the closing price reported for such date by the Nasdaq Global Market.

As of March 6, 2026, there were 21,080,272 shares of the Registrant’s common stock outstanding.

Documents Incorporated by Reference

Portions of the Registrant’s definitive Proxy Statement relating to the 2026 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission, are incorporated by reference in Part III of this Annual Report on Form 10-K to the extent described therein.

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

•
our future and projected operating results;
•
the ability of our Manager to locate suitable loan opportunities for us, monitor and actively manage our loan portfolio and implement our investment strategy;
•
the allocation of loan opportunities to us by our Manager and its affiliates;
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
changes in the values of our loans;
•
our expected investment and underwriting process;
•
rates of default or decreased recovery rates on our loans;
•
the degree to which any interest rate or other hedging strategies may or may not protect us from interest rate volatility;
•
changes in interest rates and impacts of such changes on our results of operations, cash flows and the value of our loans;
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

iii

PART 1

ITEM 1. BUSINESS

Organization

Chicago Atlantic Real Estate Finance, Inc., and its wholly owned consolidated financing subsidiary, Chicago Atlantic Lincoln, LLC (“CAL”) (collectively the “Company”, “we”, "us" or “our”), is a commercial mortgage real estate investment trust (“REIT”) incorporated in the state of Maryland on March 30, 2021. The Company has elected to be taxed as a REIT for United States federal income tax purposes under the Internal Revenue Code of 1986, as amended (the “Code”), commencing with its taxable year ended December 31, 2021. The Company believes that it has qualified as a REIT and that its method of operation will enable it to continue to qualify as a REIT. The Company generally will not be subject to United States federal income taxes on its REIT taxable income if it annually distributes to stockholders at least 90% of its REIT taxable income prior to the deduction for dividends paid and complies with various other requirements as a REIT. See “— U.S. Federal Income Tax Considerations.” Additionally, the Company is an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 (the "JOBS Act"), and intends to take advantage of certain exemptions for emerging growth companies allowing us to temporarily forego the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act of 2002. The Company commenced operations on March 30, 2021 and completed its initial public offering ("IPO") in December 2021.

The Company is externally managed by Chicago Atlantic REIT Manager, LLC (the “Manager”), a Delaware limited liability company, pursuant to the terms of the management agreement dated May 1, 2021, as amended in October 2021, by and among the Company and the Manager (the "Management Agreement"). All of the Company’s investment decisions are made by the investment committee of the Manager (the "Manager's Investment Committee"), subject to oversight by the Company’s board of directors (the “Board”).

Overview

Our primary investment objective is to provide attractive, risk-adjusted returns for stockholders over time primarily through consistent current income dividends and other distributions and secondarily through capital appreciation. We intend to achieve this objective by originating, structuring and investing in first mortgage loans and alternative structured financings secured by commercial real estate properties. Our current portfolio is comprised primarily of senior loans to state-licensed operators in the cannabis industry, secured by real estate, equipment, receivables, licenses or other assets of the borrowers to the extent permitted by applicable laws and regulations governing such borrowers. We aim to maintain a diversified portfolio across jurisdictions and verticals, including cultivators, processors, dispensaries, and other businesses ancillary thereto.

Our loans to portfolio companies operating in the cannabis industry may include companies that we determine, based on our due diligence, are licensed in and in compliance with, state-regulated cannabis programs, regardless of their status under U.S. federal law, so long as the investment itself is designed to be compliant with all applicable laws and regulations in the jurisdiction in which the investment is made or to which we are otherwise subject, including U.S. federal law. We will not own any warrants or other forms of equity in any of our portfolio companies involved in the cannabis industry, unless the portfolio companies are listed on a national securities exchange, such as the New York Stock Exchange ("NYSE") or NASDAQ, and such ownership is permitted by applicable U.S. federal laws and regulations, including those applicable to NYSE or NASDAQ issuers, as the case may be.

We believe that cannabis operators’ limited access to traditional bank and non-bank financing has provided attractive opportunities for us to make loans to companies that exhibit strong fundamentals but require more customized financing structures and loan products than regulated financial institutions can provide in the current regulatory environment. We believe that continued state-level legalization of cannabis for medical and adult use creates an increased loan demand by companies operating in the cannabis industry and property owners leasing to cannabis tenants. Furthermore, we believe we are differentiated from our competitors because we seek to target operators and facilities that exhibit lower-risk characteristics on a relative basis, which we believe include generally limiting exposure to ground-up construction, lending to cannabis operators with operational and/or profitable facilities, diversification of geographies and distribution channels, among other factors. Additionally, the Manager seeks to invest in transactions that tend to be attractively priced and have stronger than normal covenants and amortization due to complexity of the industry and in cannabis companies that it believes have some or all of the following characteristics:

•
Growth or earnings before interest, income taxes, deprecation and amortization ("EBITDA") positive entities
•
Companies that require capital but do not want to dilute their equity
•
Companies that demonstrate strong cash flow performance with low leverage profiles
•
Low debt to enterprise value ratios

Our loans are generally secured by real estate and, when lending to owner-operators in the cannabis industry, also other collateral, such as equipment, receivables, intellectual property, licenses or other assets of the borrowers to the extent permitted by applicable laws and regulations governing such borrowers. We also seek personal or corporate guarantees for additional credit protection on our loans.

Generally, the loans we invest in have a complete set of financial maintenance covenants, which are used to proactively address materially adverse changes in a portfolio company’s financial performance. However, we occasionally invest in “covenant-lite” loans. We use the term “covenant-lite” to refer generally to loans that do not have a complete set of financial maintenance covenants. Generally, “covenant-lite” loans provide borrower companies more freedom to negatively impact lenders because their covenants are incurrence-based, which means they are only tested and can only be breached following an affirmative action of the borrower, rather than by a deterioration in the borrower’s financial condition. Accordingly, to the extent we invest in “covenant-lite” loans, we may have fewer rights against a borrower and may have a greater risk of loss on such investments as compared to investments in or exposure to loans with a complete set of financial maintenance covenants.

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

Our Manager

Our Manager is an affiliate of Chicago Atlantic Group, LP (the "Sponsor" and collectively with the Manager, "Chicago Atlantic"), an alternative investment manager focused on industries and companies where demand for capital exceeds traditional supply. Chicago Atlantic's investment strategies include opportunistic private credit and private equity, with focuses on loans to portfolio companies in the cannabis industry, specialty asset-based loans, liquidity solutions, growth and technology finance, and other esoteric industries.

Our Manager seeks to originate real estate mortgage loans between $5 million and $200 million, generally with one- to five-year terms and often include required amortization payments throughout the term of the loan. We generally act as co-lenders in such transactions and intend to hold up to $50 million of the aggregate loan amount, with the remainder to be held by affiliates or third party co-investors. We may revise such concentration limits from time to time as our loan portfolio grows. Other investment vehicles managed by our Manager or affiliates of our Manager may co-invest with us or hold positions in a loan that we have also invested in, including by means of allocating commitments, participating in loans or other means of syndicating loans. We generally will not engage in a co-investment transaction with an affiliate where the affiliate has a senior position to the loan held by us. To the extent that an affiliate provides financing to one of our borrowers, such loans will be working capital loans or loans that are subordinate to our loans. We may also serve as co-lenders in loans originated by third parties and, in the future, we may also acquire loans or loan participations.

Our senior management team is provided by our Manager and includes John Mazarakis, our Executive Chairman, Anthony Cappell, our Co-Chief Executive Officer, Peter Sack, our Co-Chief Executive Officer, David Kite, our President and Chief Operating Officer and Phil Silverman, our Chief Financial Officer. Our Manager is supported by additional investment professionals with significant expertise in executing our investment strategy and accounting, operational, compliance and legal professionals.

Our Manager’s Investment Committee, which is comprised of John Mazarakis, Anthony Cappell, Peter Sack, Andreas Bodmeier, and David Kite, advises and consults with our Manager and its investment professionals with respect to our investment strategy, portfolio construction, financing, investment guidelines, and risk management, and approves all of our investments. The investment professionals of our Manager have over 100 years of combined experience in private credit, real estate lending, retail, real estate acquisitions and development, investment advice, risk management, and consulting. Collectively, the investment professionals have originated, underwritten, structured, documented, managed, or syndicated over $8.0 billion in credit and real estate transactions during their careers, which includes loans to cannabis operators, loans to companies engaged in activities unrelated to cannabis, as well as commercial real estate loans. The depth and breadth of the management and investment team allows our Manager to address all facets of our operations.

Pursuant to the Management Agreement, our Manager manages our loan portfolio and our day-to-day operations, subject at all times to the further terms and conditions set forth in our Management Agreement and such further limitations or parameters as may be imposed from time to time by our board of directors (our “Board”). Under our Management Agreement, our Manager has contractual responsibilities to us, including to provide us with a management team (whether our Manager’s own employees or individuals for which our Manager has contracted with other parties to provide services to its clients), who will be our executive officers, and the Manager’s Investment Committee. Our Manager will use its commercially reasonable efforts to perform its duties under the Management Agreement.

The Management Agreement had a three-year initial term that expired on April 30, 2024. After the initial term, the Management Agreement automatically renews for one-year periods unless the Company or the Manager elects not to renew in accordance with the terms of the Management Agreement. On April 30, 2025, the Management Agreement was automatically renewed. Our Management Agreement may be terminated by us or our Manager under certain specified circumstances.

Management Compensation

The following table summarizes the compensation, fees and expense reimbursements that we pay to our Manager under our Management Agreement. A portion or all of the fees may be paid in shares of our common stock, at the sole discretion of our Manager. To date, all fees have been paid in cash.

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

Core Earnings, as defined in the Management Agreement, is consistent with the definition of Distributable Earnings as described in "Non-GAAP Measures and Key Financial Measures and Indicators" within Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Monthly in cash.

Termination Fee

Equal to three times the sum of (i) the annualized average quarterly Base Management Fee and (ii) the annualized average quarterly Incentive Compensation, in each case, earned by our Manager during the 24-month period immediately preceding the most

Upon specified

recently completed fiscal quarter prior to the date of termination. Such fee shall be payable upon termination of our Management Agreement in the event that (i) we decline to renew our Management Agreement, without cause, upon 90 days’ prior written notice and the affirmative vote of at least a majority of our independent directors that there has been unsatisfactory performance by our Manager that is materially detrimental to us taken as a whole, or (ii) our Management Agreement is terminated by our Manager (effective upon 60 days’ prior written notice) based upon our default in the performance or observance of any material term, condition or covenant contained in our Management Agreement and such default continuing for a period of 30 days after written notice thereof specifying such default and requesting that the same be remedied in such 30-day period.

termination in cash.

Summary Compensation Table

	Year ended December 31, 2025	Year ended December 31, 2024
Base Management Fees	$4,485,313	$4,138,401
Incentive Fees	3,716,823	3,923,495
Expense Reimbursement	4,930,489	4,821,373
Total	$13,132,625	$12,883,269

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

Leading Cannabis Lending Platform. Our Manager and its affiliates have originated and closed more than 100 loans totaling approximately $2.6 billion to companies operating in the cannabis industry, making the first loan to a cannabis operator in April 2019. We believe we are a leading capital provider in the cannabis ecosystem with the requisite domain expertise, deep relationships, nimble execution capabilities, stringent underwriting standards, and strong risk analytics to become the lender of choice in the industry. We believe our broad network of deep relationships allows us to originate a substantial number of loans that are not broadly marketed. We believe we are differentiated from our competitors because we seek to target operators and facilities that exhibit lower-risk characteristics on a relative basis, which we believe include generally limiting exposure to ground-up construction, lending to cannabis operators with operational and profitable facilities, diversification of geographies and distribution channels, among other factors.

Sizable Portfolio with Compelling Risk-Adjusted Returns That is Secured by Different Types of Collateral. We believe our current portfolio investments have attractive risk-adjusted returns. As of December 31, 2025, the yield to maturity (“YTM”) IRR on our loans is 16.3% on a weighted average basis and ranges from 9.7% to 26.9% through coupons, OID, unused fees, exit fees, and other yield-enhancing fees, as applicable.

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

Nimble Execution. We believe we have nimble execution capabilities, with the ability to redeploy capital more quickly than the typical REIT land ownership models because we offer shorter terms on our loans than typical equity REITs. Our current portfolio as of December 31, 2025 has a weighted average maturity of 2.2 years with significant prepayment protections, whereas we believe that certain competitors with typical equity REIT land ownership models often have long-term leases averaging 10 years or more. The duration of our loans, as compared to the length of leases usually employed by equity REITs, allows us to redeploy our capital with more flexibility as market changes occur instead of being locked in for longer periods of time. This model also allows our borrowers to retain control of their real estate assets, which is important to their businesses and allows for more flexibility regarding their capital structure.

Cannabis Market Overview

The cannabis industry has experienced significant growth over the last several years. Canada legalized cannabis for adult use in 2018, and, as of December 31, 2025, forty two states and the District of Columbia, as well as several territories, have legalized some form of whole-plant cannabis cultivation, sales and use for certain medical or recreational purposes. The cannabis industry is still in the early stages of its development and should continue to achieve significant growth both domestically and internationally over the coming years. 2025 U.S. state-legal cannabis retail sales were expected to be greater than $35 billion, and state-legal cannabis sales are expected to reach approximately $69 billion by 20311. We believe continued legalization of cannabis and the normalization of cannabis and its many potential uses - therapeutic, recreational and general health and wellness, are creating an attractive opportunity to invest in related businesses. At the same time, the cannabis industry is highly fragmented and subject to a complex regulatory framework, creating significant barriers to entry

The transition of the cannabis and derivative products to a regulated and legal marketplace has been happening at a rapid pace over recent years, with full legalization in Canada and legislative momentum continuing to expand the U.S. market. There have been hundreds of businesses launched across various sub-sectors of the cannabis industry, many of which have raised significant amounts of capital, mainly from retail and family office investors, in both public and private markets. In addition, large multinational alcohol and tobacco companies have made strategic investments into the Canadian cannabis sector to diversify their core business while protecting against potential market share loss to cannabis.

Broadly speaking, the cannabis industry is still in its early stages, and we believe that businesses with strong management teams, deep operational expertise and financial acumen will thrive in this large and growing market. As cannabis markets continue to grow, there will be increased demand for capital on behalf of cannabis industry operators and ancillary companies serving the industry. The cannabis capital markets, both credit and equity, are still currently dominated by small funds and family offices, which we believe lack the experience and capital to navigate such a dynamic and complex environment. Furthermore, the vast majority of banks and institutional investment funds are not lending to the cannabis industry, given the current regulatory environment, creating a void in the market for credit-based solutions.

Historically, cannabis firms have funded operations with equity, but as the industry matures and companies become more sensitive to equity dilution, we expect demand for credit-based solutions to increase. Market turbulence also added to the significant decrease in total capital raised for the cannabis industry in recent years and has driven debt capital to increase significantly as a percentage of total capital raised. The reliance on debt financing is something we expect to continue until significant reform is enacted at the federal level.

The cannabis industry entered 2026, as in past years, with public optimism for partial federal reform supported by legislative proposals and statements of support by certain members of the Presidential administration and congressional leaders. On December 18, 2025, I, President Trump issued an executive order (the "Order") directing the U.S. Department of Justice (“DOJ”) to take all necessary steps to complete the rulemaking process to reschedule marijuana from a Schedule I controlled substance to a Schedule III controlled substance under the Controlled Substances Act (“CSA”). The Order does not itself reschedule marijuana, and any change in marijuana’s classification remains subject to the completion of the federal administrative rulemaking process, including potential legal and procedural challenges. As of the date of this filing, the DOJ and the Drug Enforcement Administration (“DEA”) have not issued a final rule implementing the rescheduling, and the timing and ultimate outcome of the process remain uncertain. While management believes the existence of the Order represents a catalyst to regulatory reform that would have a positive overall impact to our business and that of our portfolio companies; however, there can be no assurance that any such reforms will be fully adopted or such benefits realized.

If marijuana were ultimately rescheduled to Schedule III pursuant to the Order, it would represent a significant change in federal drug policy. Schedule III substances are recognized as having accepted medical use under federal law and are subject to less restrictive regulatory controls and oversight than Schedule I substances. However, rescheduling would not legalize marijuana at the federal level, authorize recreational use, or eliminate the applicability of other federal laws, including the Food, Drug, and Cosmetic Act. Any cannabis‑related activity would remain subject to federal oversight, registration, and enforcement requirements, as well as potentially increased regulatory scrutiny.

The potential rescheduling of marijuana to Schedule III could have both favorable and adverse effects on our business, predicated on how the final regulatory framework is implemented and interpreted by federal agencies, courts, and market participants. Possible impacts may include:

•
Tax treatment for portfolio companies — Rescheduling marijuana to Schedule III could eliminate the application of Section 280E of the Code to certain cannabis‑related businesses, potentially allowing ordinary and necessary business expense deductions that are currently disallowed for Schedule I substances. While any such change would depend on final regulatory action and IRS interpretation and could be subject to future legislative or administrative changes, the elimination of the applicability of the Section 280E tax regime, if enacted, is expected to improve free cash flows for our vertically integrated borrowers potentially easing their ability to meet debt service obligations.
•
Market dynamics and competition — A change in federal scheduling could lower barriers to entry for new market participants, including larger pharmaceutical, consumer products, or multinational companies, which could increase competition and place pressure on pricing, margins, and market share for existing operators, including our existing portfolio companies. However; the Company has not yet observed any significant changes in market competition since the issuance of the Order.
•
Banking, financing, and counterparties — Although rescheduling may improve access to certain financial services, across both banking and lending over time, there is no assurance that banks, insurers, private investment managers or other counterparties will materially change their risk assessments or policies absent further legislative or regulatory action.

While we do not currently engage in the cultivation, processing, or sale of cannabis, changes in federal cannabis policy may indirectly affect our portfolio companies and could impact demand, pricing, or contractual relationships. The Order is subject to significant uncertainty, including the possibility of administrative delay, modification, reversal, or legal challenge. Any final rescheduling action could also be subject to litigation, congressional action, or future changes in executive policy. As a result, we cannot predict whether or when marijuana will be rescheduled, the final scope of any regulatory changes, or the ultimate effect on our business, financial condition, or results of operations. We continue to monitor federal and state cannabis‑related regulatory developments and will assess their potential impact as additional information becomes available.

Regardless of the outcome of the rescheduling process, we continue to expect demand for credit-based solutions to increase, as companies continue to prefer less dilutive forms of growth capital and equity capital remains scarce. The lack of competition and financing options for cannabis businesses remains consistent with what we have seen in recent years and has created an opportune environment for us to make attractive growth capital investments from an advantageous position – the ability to drive terms and enhance structural protections while capturing above average risk-adjusted returns. The below tables summarize trailing history of cannabis capital markets activities:

Public and Private Cannabis Capital Raises in the United States:

Year	Equity (in billions)	Debt (in billions)
2019	S4.3	$1.1
2020	$1.4	$1.3
2021	$5.1	$3.8
2022	$1.3	$2.0
2023	$0.4	$0.6
2024	$0.5	$1.2
2025	$0.3	$1.7
Source: Viridian Cannabis Deal Tracker

1 See MJBiz Factbook 2025.

Public and Private Cannabis Mergers and Acquisitions in the United States:

Year	Deals
2019	164
2020	51
2021	220
2022	109
2023	67
2024	72
2025	52
Source: Viridian Cannabis Deal Tracker

Potential Market Trends

We believe the lower middle-market and the middle-market lending environment provides opportunities for us to meet our goal of making investments that generate attractive risk-adjusted returns based on a combination of the following factors, which continue to remain true in the current environment.

Limited Availability of Capital for Cannabis Operators. We believe that regulatory and structural moats in the cannabis lending market have generally reduced the amount of capital available to cannabis operators. We believe that many commercial and investment banks have, in recent years, de-emphasized their service and product offerings to these businesses in favor of lending to large corporate clients, traditional operating companies, and managing capital markets transactions. In addition, these lenders may be constrained in their ability to underwrite and hold bank cannabis loans as they seek to meet existing and future regulatory capital requirements. We also believe that there is a lack of market participants that are willing to hold meaningful amounts of loans to portfolio companies operating in the cannabis industry. As a result, we believe our ability to minimize syndication risk for a company seeking financing by being able to hold its loans without having to syndicate them, coupled with reduced capacity of traditional lenders to serve the lower middle-market, present an attractive opportunity to invest in lower middle-market companies.

Robust Demand for Debt Capital. We believe U.S.-based cannabis companies will continue to require access to debt capital to support growth, refinance existing debt, and finance mergers and acquisitions. We expect that private equity sponsors and entrepreneurs will continue to pursue acquisitions and leverage their equity investments with secured and unsecured loans provided by lenders like us.

Attractive Investment Dynamics. An imbalance between the supply of, and demand for, cannabis debt capital creates attractive pricing dynamics. We believe the directly negotiated nature of direct lending also generally provides more favorable terms to the lender, including stronger covenant and reporting packages, better call protection, and lender-protective change of control provisions. Additionally, we believe our expertise in credit selection and in investing in the cannabis industry provides a strong basis for success.

Conservative Capital Structures. Given the limited access to credit for the cannabis industry, many companies have typically been funded with equity capital from entrepreneurs, family offices and, to a lesser extent, smaller private equity firms. The significant amount of equity invested in these companies should provide us with opportunities to lend to companies that have a larger percentage of equity as a percentage of their total capitalization than middle-market and upper middle-market companies. With more conservative capital structures, federally legal cannabis companies can have higher levels of cash flows available to service their debt. In addition, we generally expect borrowers we target to have simpler capital structures than larger borrowers, which facilitates a streamlined underwriting process and, when necessary, restructuring process.

Attractive Opportunities in Investments in Loans. We invest in senior secured or unsecured mortgage loans and from time to time may invest in subordinated loans or mezzanine loans. We believe that opportunities in loans are significant because of the floating rate structure of most senior secured debt issuances and because of the strong defensive characteristics of these types of investments. Given the current deflationary interest rate environment, we believe that debt issued with floating interest rates with high interest rate floors offer a superior return profile as compared with fixed-rate investments, since floating rate structures are generally less susceptible to declines in value experienced by fixed-rate securities in a volatile interest rate environment. Senior secured debt also provides strong defensive characteristics. Senior secured debt has priority in payment among an issuer’s security holders whereby holders are due to receive payment before junior creditors and equity holders. Further, these investments are secured by the issuer’s assets, which may provide protection in the event of a default.

Our Business and Growth Strategy

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
•
well-capitalized operators with substantial experience in particular real estate sectors and geographic markets; and
•
operations in limited license jurisdictions contributing to lower loan to value ratios
•
Diversifying our financing sources with increased access to equity and debt capital, which may provide us with a lower overall cost of funding and the ability to hold larger loan sizes, among other things.

We intend to continue providing financing to state-licensed cannabis cultivators, processors, distributors, retailers, vertically-integrated cannabis firms, non-plant touching manufacturers, suppliers, and service providers to such industries, and other businesses ancillary thereto, located in the U.S. and Canada. We will continue to focus on operators with strong collateral, in the form of real estate, equipment, intellectual property, receivables, and other assets owned by the borrower, and may opportunistically invest in “all asset lien” cash flow loans, to the extent that allows us to maintain our qualification as a REIT, with a strict focus on adhering to conservative underwriting criteria. Our Manager will regularly evaluate loans and retains independent third-party valuation firms to provide input on the valuation of unquoted assets, which our Manager considers along with various other subjective and objective factors when making any such evaluation, including the determination of reserves for credit losses, as applicable. The collateral underlying our loans is located in states in the U.S. that we believe have attractive regulatory environments for companies operating in the cannabis industry, economic conditions and commercial real estate fundamentals.

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

Investment Processes

The Manager’s Investment Committee which oversees the loan origination and portfolio monitoring processes is focused on managing our credit risk through a comprehensive investment review process. As part of this process, the Manager’s Investment Committee must approve each loan before term sheets or other commitment papers are issued.

In addition, the Audit Committee of our Board (the "Audit Committee") may assist our Board in its oversight of the determination of loss reserves and/or the fair value of assets, as applicable, that are not publicly traded or for which current market values are not readily available by evaluating various subjective and objective factors, including input provided by an independent valuation firm that we currently retain to provide input on the valuation of such assets. The Audit Committee is also responsible for the approval and pricing as it relates to all related party transactions, including those relating to loan portfolio transactions. Our Manager's investment process is described below.

Investment Originations; New Opportunities Referred. Chicago Atlantic has a multi-channel sourcing strategy focused on entrepreneurs, venture capital firms, private equity firms and investment banks, as well as brokers who focus on the cannabis industry. Chicago Atlantic seeks to interact directly with operating businesses owned and advised by these groups, and typically negotiates investment terms directly with potential portfolio companies. Chicago Atlantic focuses on businesses with strong management teams who have a successful history managing their companies. Chicago Atlantic has a nationwide network, has built relationships with these operators and investors, and has established itself a leading provider of financial solutions for the cannabis industry.

When a new investment opportunity is identified, a member of Chicago Atlantic's investment team typically speaks with the prospective portfolio company to gather information about the business and its financing and capital needs. If, following this call, the investment team sees an opportunity as a potential fit with our investment strategy and criteria, the investment team asks the prospective portfolio company to submit an information package, which includes detailed information regarding the portfolio company’s products or services, capitalization, customers, historical financial performance, and forward-looking financial projections. Once received, the portfolio company’s information package is then reviewed by the investment team and a summary investment memorandum is shared with our Manager’s Investment Committee.

Preliminary Due Diligence and Executive Summary. The next phase of the due diligence process involves a structured call with the management team of the prospective portfolio company. A detailed discussion including a discussion of the prospective portfolio company’s products or services, market dynamics, business model, historical financial performance and projections, management team, existing investors and capital structure and debt. Following the management call, if the opportunity still appears to be worthy of consideration, an executive summary memorandum is prepared by the due diligence team for consideration and voting by our Manager’s Investment Committee. The executive summary memorandum is distributed to our Manager's Investment Committee, and the deal terms for the investment are defined. If approved by our Manager's Investment Committee, we issue a term sheet to the prospective portfolio company.

Confirmatory Due Diligence and On-Site Meeting. If the term sheet offered by us is accepted by the prospective portfolio company, the process of obtaining additional confirmatory due diligence begins. The confirmatory due diligence process typically includes calls with the key constituents of the portfolio company, as well as key customers, suppliers, partners, or other stakeholders as may be deemed relevant by the due diligence team. Additional financial analysis is performed, in order to confirm the assumptions that were made prior to term sheet issuance. During this process, we engage senior members of our Manager’s Investment Committee to discuss industry dynamics and evaluate the business model of the portfolio company.

The final step in the confirmatory diligence process involves one or more on-site meetings, at which members of our due diligence team meet with the management team of the prospective portfolio company for a final review of the portfolio company’s financial performance and forward-looking plans. These meetings are typically held at the business offices of the portfolio company; however, occasionally the meeting will be held via video teleconference if travel to the portfolio company is not possible. One or more members of our Manager’s Investment Committee will attend the on-site meeting, if possible.

Underwriting Report and Investment Committee Vote Assuming that the confirmatory due diligence process reveals no issues that would cause the due diligence team to recommend against the proposed investment, the due diligence team prepares a final Investment Committee Memorandum, which is distributed to our Manager’s Investment Committee. Our Manager's Investment Committee then meets to discuss and review the investment terms regarding the proposed investment. Unanimous agreement of our Manager's Investment Committee is required to approve the transaction.

Investment Management and Oversight. One or two members of our Manager's Investment Committee will be responsible for monitoring the portfolio company following closing of an investment. Beyond the dedicated portfolio management team, all of our management team members and investment professionals are typically involved at various times with our portfolio companies and investments. Our portfolio management team reviews our portfolio companies’ monthly or quarterly financial statements and compares actual results to the portfolio companies’ projections. Additionally, the portfolio management team may initiate periodic calls with the portfolio company’s venture capital partners and its management team, and may obtain observer rights on the portfolio company’s board of directors. Our management team and investment professionals anticipate potential problems by monitoring reporting requirements and having frequent calls with the management teams of our portfolio companies.

Underwriting

Underwriting Process and Investment Approval

We intend to make our investment decisions only after consideration of a number of factors regarding the potential investment, including but not limited to: (i) historical and projected financial performance; (ii) company and industry-specific characteristics, such as strengths, weaknesses, opportunities, threats, and regulatory barriers to entry; (iii) composition and experience of the management team; and (iv) track record of the private equity sponsor leading the transaction, if applicable.

If an investment is deemed appropriate to pursue, a more detailed and rigorous evaluation is made along a variety of investment parameters, not all of which may be relevant or considered in evaluating a potential investment opportunity. The following outlines the general parameters and areas of evaluation and due diligence we intend to utilize for investment decisions, although not all factors will necessarily be considered or given equal weighting in the evaluation process.

Management Assessment

Our Manager makes an in-depth assessment of the management team, including evaluation along several key metrics:

•
The number of years in their current position(s);
•
Track record and industry experience;
•
Management incentive, including level of direct investment in the enterprise;
•
Background investigations
•
Completeness of management team (lack of positions that need to be filled)

Industry Dynamics

An evaluation of the industry is undertaken by our Manager that considers several factors. If considered appropriate, industry experts will be consulted or retained. The following factors are typically analyzed through this process:

•
Sensitivity to economic cycles;
•
Competitive environment, including number of competitors, threat of new entrants or substitutes
•
Fragmentation and relative market share of industry leaders;
•
Growth potential; and
•
Regulatory and legal environment

Business Model and Financial Assessment

Prior to making an investment decision, our Manager undertakes a review and analysis of the financial and strategic plans for the potential portfolio company investment. There is significant evaluation of the due diligence performed by the private equity sponsor, if any, and third-party experts including accountants and consultants. Primary areas of evaluation include:

•
Historical and projected financial performance;
•
Quality of earnings, including source and predictability of cash flows;
•
Customer and vendor interviews, reference checks and assessments;
•
Potential exit scenarios, including probability of liquidity event
•
Internal controls and accounting systems and capabilities

Competition

We operate in a competitive market for the origination and acquisition of attractive lending opportunities, though competition for cannabis-related investment opportunities are more scarce. From time to time, we may compete with a variety of institutional investors, including other REITs, debt funds, specialty finance companies, savings and loan associations, local banks and credit unions, mortgage bankers, insurance companies, investment banking firms, financial institutions, private equity and hedge funds, and other entities. Some of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. Several of our competitors, including other REITs, have raised, or may raise, significant amounts of capital and may have investment objectives that overlap with our investment objective, which may create additional competition for lending and other investment opportunities. Some of our competitors may have a lower cost of funds and access to funding sources that may not be available to us or are only available to us on substantially less attractive terms. Many of our competitors are not subject to the operating constraints associated with REIT tax compliance or maintenance of an exclusion or exemption from the Investment Company Act. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more lending relationships than we do. Competition may result in realizing fewer investments, higher prices, acceptance of greater risk, greater defaults, lower yields or a narrower spread of yields over our borrowing costs. In addition, competition for attractive investments could delay the investment of our capital.

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
•
we may be required to pay monetary penalties to the Internal Revenue Service (the "IRS") in certain circumstances, including if we fail to satisfy the record keeping requirements intended to monitor our compliance with rules relating to the ownership of our common stock;
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

Asset Tests. We must satisfy the following tests relating to the nature of our assets at the close of each quarter of our taxable year:

•
at least 75% of the value of our total assets must be represented by real estate assets (including (1) our allocable share of real estate assets held by partnerships in which we own an interest, (2) stock or debt instruments held for not more than one year purchased with the proceeds of our stock offering or long-term (at least five years) debt offering, cash and cash items (including receivables), and government securities, (3) stock in other REITs and (4) certain mortgage-backed securities and loans);
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
•
not more than 25% of the value of our total assets may be represented by securities of one or more TRS; and
•
not more than 25% of the value of our total assets may be represented by debt instruments of publicly offered REITs that are not secured by mortgages on real property or interests in real property.

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

Regulatory Environment

Our operations are subject to regulation, supervision, and licensing under various Canadian provincial, and United States, state and local statutes, ordinances and regulations. In general, lending is a highly regulated industry in the United States and we are required to comply with, among other statutes and regulations, certain provisions of the Equal Credit Opportunity Act, the USA Patriot Act, regulations promulgated by the Office of Foreign Assets Control, and U.S. federal and state securities laws and regulations. In addition, certain states have adopted laws or regulations that may, among other requirements, require licensing of lenders and financiers, prescribe disclosures of certain contractual terms, impose limitations on interest rates and other charges, and limit or prohibit certain collection practices and creditor remedies. We are required to comply with the applicable laws and regulations in the states in which we do business. We actively monitor proposed changes to relevant legal and regulatory requirements in order to maintain our compliance.

The Dodd-Frank Act

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act") made significant structural reforms to the financial services industry. For example, pursuant to the Dodd-Frank Act, various federal agencies have promulgated, or are in the process of promulgating, regulations with respect to various issues that may affect our Company. Certain regulations have already been adopted and others remain under consideration by various governmental agencies, in some cases past the deadlines set in the Dodd-Frank Act for adoption. It is possible that regulations that will be adopted in the future will apply to us or that existing regulations that are currently not applicable to us will begin to apply to us as our business evolves.

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

State Laws Applicable to the Cannabis Industry

In most states that have legalized cannabis in some form, the growing, processing and/or dispensing of cannabis generally requires that the operator obtain one or more licenses in accordance with applicable state requirements. In addition, many states regulate various aspects of the growing, processing and/or dispensing of cannabis. Local governments in some cases also impose rules and regulations on the manner of operating cannabis businesses. As a result, applicable state and local laws and regulations vary widely, including, but not limited to, product testing, the level of enforcement by state and local authorities on non-licensed cannabis operators, state and local taxation of regulated cannabis products, local municipality bans on operations and operator licensing processes and renewals. As of December 31, 2025, forty-two states, the District of Columbia, Puerto Rico, the Virgin Islands, the Northern Mariana Islands, and Guam have legalized the sale of cannabis for certain medical purposes. Twenty-four of those states, the District of Columbia, Guam, and Northern Mariana Islands have legalized the sale of cannabis for adults for adult or recreational use.

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

Despite these laws, the U.S. Department of the Treasury’s Financial Crimes Enforcement Network (“FinCEN”) issued a guidance document on February 14, 2014 (the “FinCEN Guidance”) outlining the expectations for financial institutions who choose to provide banking services to state-sanctioned cannabis businesses in compliance with federal enforcement priorities. It should be noted that the FinCEN Guidance is a guidance document only, does not have the force of law, and does not provide immunity from, or a safe harbor against, potential federal enforcement. Concurrently with the FinCEN Guidance, the DOJ issued supplemental guidance directing federal prosecutors to consider the federal enforcement priorities enumerated in the Cole Memo with respect to federal money laundering, unlicensed money transmitter and Bank Secrecy Act offenses based on cannabis-related violations of the CSA. The FinCEN Guidance sets forth extensive requirements for financial institutions to meet if they choose to offer banking services to cannabis-related businesses and echoed the enforcement priorities of the Cole Memo. Under these guidelines, financial institutions must submit a Suspicious Activity Report (“SAR”) in connection with all cannabis-related banking activities by any client of such financial institution, in accordance with federal money laundering laws. These cannabis-related SARs are divided into three categories – cannabis limited, cannabis priority, and cannabis terminated – based on the financial institution’s belief that the business in question follows state law, is operating outside of compliance with state law, or where the banking relationship has been terminated, respectively. This is a level of scrutiny that is far beyond what is expected of any normal banking relationship.

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

The rescission of the Cole Memo has not affected the status of the FinCEN Guidance, nor has the Department of the Treasury given any indication that it intends to rescind the FinCEN Guidance itself. Although the FinCEN Guidance remains intact, it is unclear whether the current administration will continue to follow the guidelines of the FinCEN Guidance. The DOJ continues to have the right and power to prosecute crimes committed by banks and financial institutions, such as money laundering and violations of the Bank Secrecy Act, that occur in any state including states that have in some form legalized the sale of cannabis. Further, the conduct of the DOJ’s enforcement priorities could change for any number of reasons. A change in the DOJ’s priorities could result in the DOJ’s prosecuting banks and financial institutions for crimes that were not previously prosecuted.

The increased uncertainty surrounding financial transactions related to cannabis activities may also result in financial institutions discontinuing services to the cannabis industry.

Seasonality

Our business has not been, and we do not expect it to become subject to, material seasonal fluctuations.

Human Capital

We are externally-managed by our Manager and do not have any employees. Our officers also serve as officers or employees of our Manager and/or its affiliates. Our Manager’s employees have extensive financing capabilities and experience in originating, underwriting and managing real estate and cash flow financings. We believe our relationship with our Manager provides us with a robust relationship network of cannabis industry operators as well as significant back-office personnel to assist in origination and management of our loan portfolio. Our Manager’s employees are a valuable asset to our operations, and we believe each person is an integral member of the team and is meaningful to our continued success.

Our Manager’s team meets regularly as a full team where each member is encouraged to actively participate in a wide range of topics relating to our operations. We believe that our Manager’s ability to attract, develop, engage and retain key personnel is essential to our operations. While we are a young company, having commenced operations in March 2021 and completed our IPO in December 2021, we believe our Manager provides a committed team of employees with substantial experience in each aspect of our operations, including cash flow and real estate lending, construction and real estate development, portfolio management, corporate finance and capital markets.

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

Risks Related to Our Business and Growth Strategy

•
We have limited operating history and may not be able to successfully operate our business, integrate new assets and/or manage our growth or to generate sufficient revenue to make or sustain distributions to our stockholders.

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

Risks Related to Our Business and Growth Strategy

We have limited operating history and may not be able to operate our business successfully or to generate sufficient revenue to make or sustain distributions to our stockholders.

We were formed on March 30, 2021, and are subject to all of the business risks and uncertainties associated with businesses with limited operating history, including the risk that we will not achieve our investment objective and that the value of your investment could decline substantially. We cannot assure you that we will be able to operate our business profitably or successfully implement our operating policies. Our ability to provide attractive returns to our stockholders is dependent on our ability both to generate sufficient cash flow to pay our investors attractive distributions and to achieve capital appreciation, and we cannot assure you that we will be able to do either. There can be no assurance that we will be able to generate sufficient revenue from operations to pay our operating expenses and make or sustain distributions to stockholders. Our limited resources may also materially and adversely impact our ability to successfully implement our business plan. The results of our operations and the implementation of our business plan depend on several factors, including the availability of opportunities to make loans, the availability of adequate equity and debt financing, the federal and state regulatory environment relating to the cannabis industry (which are described below under “— Risks Related to the Cannabis Industry and Related Regulations”), conditions in the financial markets and economic conditions.

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

Our investments are subject to risks particular to real property. These risks may result in a reduction or elimination of or return from an investment secured by a particular property.

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

All of our assets may be available to satisfy all of our liabilities and other obligations. If we become subject to a liability, parties seeking to have the liability satisfied may have recourse to our assets generally and not be limited to any particular asset, such as the asset representing the investment giving rise to the liability.

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

Our existing portfolio contains loans to companies with operations that are geographically concentrated in a number of states with particular concentration Florida, Illinois, Ohio and Pennsylvania, and we will be subject to social, political and economic risks of doing business in those states and any other state in which we in the future have lending exposure.

Our existing portfolio contains loans to companies with operations that are geographically concentrated in a number of states with particular concentration in Florida, Illinois, Ohio and Pennsylvania. While our investment strategy includes a focus on providing loans to companies with operations in states that limit the number of cannabis license issuances in order to protect the value of our collateral, circumstances and developments related to operations in these markets that could negatively affect our business, financial condition, liquidity and results of operations include, but are not limited to, the following factors:

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

While we have historically experienced a limited number of payment defaults, there can be no assurance that we will not experience other defaults in the future.

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

An increase in benchmark interest rates tied to Prime and SOFR will likely have the effect of increasing our Core Earnings, which would make it easier for our Manager to earn Incentive Compensation.

In the absence of interest rate ceilings, any increase in interest rates would likely have the effect of increasing the interest rate that we receive on our floating-rate loan portfolio. Accordingly, an increase in interest rates may make it easier for our Manager to meet the quarterly hurdle rate for payment of Incentive Compensation under the Management Agreement and may result in a substantial increase in the amount of the Incentive Compensation payable to our Manager.

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

The debt that we invest in is typically not initially rated by any rating agency, but we believe that if such loans were rated, they would generally be below investment grade (rated lower than “Baa3” by Moody’s Investors Service, lower than “BBB-” by Fitch Ratings or lower than “BBB-” by Standard & Poor’s Ratings Services), which under the guidelines established by these entities is an indication of having predominantly speculative characteristics with respect to the borrower’s capacity to pay interest and repay principal. To the extent that some of our loans may be rated by rating agencies such as Moody’s Investors Service, Fitch Ratings, Standard & Poor’s, DBRS, Inc. or Realpoint LLC. Any credit ratings on our loans are subject to ongoing evaluation by credit rating agencies, and we cannot assure you that any such ratings will not be changed or withdrawn by a rating agency in the future if, in its judgment, circumstances warrant. If rating agencies assign a lower-than-expected rating or reduce or withdraw, or indicate that they may reduce or withdraw, their ratings of our loans in the future, the value of our loans could significantly decline, which would adversely affect the value of our loan portfolio and could result in losses upon disposition or, in the case of our loans, the failure of borrowers to satisfy their debt service obligations to us. As of December 31, 2025, none of our loans were rated by ratings agencies.

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

As of December 31, 2025, we had no investments in mezzanine loans, B-Notes or other investments that are subordinated or otherwise junior to other material indebtedness in an issuer’s capital structure.

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

•
other economic and political risks.

If any of the foregoing risks were to materialize, they could adversely affect our results of operations and financial condition. While our investment guidelines permit investments in non-U.S. real estate assets, as of December 31, 2025, none of our loans were made to non-U.S. borrowers nor collateralized by non-U.S. real estate assets.

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

As of December 31, 2025, we had no investments in transitional loans.

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

We may invest in loans for which the proceeds are used for construction, primarily in the form of cultivation and dispensary build-outs of pre-existing buildings that collateralize our loans. If we fail to fund our entire commitment on a construction loan or if a borrower otherwise fails to complete the construction of a project, there could be adverse consequences associated with the loan, including, but not limited to, a loss of the value of the property securing the loan, especially if the borrower is unable to raise funds to complete it from other sources; a borrower’s claim against us for failure to perform under the loan documents; increased costs to the borrower that the borrower is unable to pay; a bankruptcy filing by the borrower; and abandonment by the borrower of the collateral for the loan. As of December 31, 2025, we had no investments in construction loans.

Investments in construction loans require us to make estimates about the fair value of land improvements that may be challenged by the IRS.

We may invest in construction loans, the interest from which would be qualifying income for purposes of the gross income tests applicable to REITs, provided that the loan value of the real property securing the construction loan was equal to or greater than the highest outstanding principal amount of the construction loan during any taxable year. For purposes of construction loans, the loan value of the real property is generally the fair value of the land plus the reasonably estimated cost of the improvements or developments (other than personal property) that secure the loan and that are to be constructed from the proceeds of the loan. There can be no assurance that the IRS would not challenge our estimates of the loan values of the real property.

We may in the future enter into credit agreements with borrowers that may permit them to incur debt that ranks equally with, or senior to, the loans we extend to such companies under such credit agreements.

Our credit agreements generally limit our borrowers from incurring any debt that ranks equally with, or senior to, our loans. In cases where our borrowers may have existing senior debt, such indebtedness generally represents traditional bank financing entered into prior to our relationship with the portfolio company. Although our intended investment strategy is to construct a portfolio of loans secured with first priority liens on certain assets of our borrowers, we may in the future enter into additional credit agreements that rank equally with, or are subordinated to, other debt of our borrowers or that otherwise permit our borrowers to incur other debt that ranks equally with, or senior to, our loans under such credit agreements. In such case, such instruments may, by their terms, provide that the holders of such other debt are entitled to receive payment of interest or principal on or before the dates on which we are entitled to receive payments in respect of our loans. These instruments may prohibit borrowers from paying interest on or repaying our loans in the event and during the continuance of a default under such instrument or upon the occurrence of other specified events. In certain cases, we may, and may continue to, obtain unsecured guarantees from the parent entities or subsidiaries of our borrowers in addition to the collateral provided by such borrowers and such guarantees may be effectively subordinated to any secured debt of any such entities and/or structurally subordinated to any debt of such subsidiaries. Also, in the event of insolvency, liquidation, dissolution, reorganization or bankruptcy of a borrower, holders of securities ranking senior to our loan to that borrower, if any, typically are entitled to receive payment in full before we can receive any distribution in respect of our loan. After repaying such holders, the borrower may not have any remaining assets to use for repaying its obligation to us. In the case of securities or other debt ranking equally with our loans, we would have to share on an equal basis any distributions with other security holders in the event of an insolvency, liquidation, dissolution, reorganization or bankruptcy of the relevant borrower.

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

We and our portfolio companies are subject to laws and regulations at the local, state and federal levels, including laws and regulations governing cannabis and REITs by state and federal governments. These laws and regulations, as well as their interpretation, may change from time to time, and new laws and regulations may be enacted, and enforcement priorities may shift, such as the possibility of more rigorous regulatory enforcement and reinterpretation of existing cannabis regulations. We cannot predict the nature and timing of future laws, regulations, interpretations or applications, or their potential effect. However, any change in these laws or regulations, changes in their interpretation, or newly enacted laws or regulations and any failure by us to comply with current or new laws or regulations or such changes thereto, could require changes to certain of our business practices, negatively impact our operations, cash flow or financial condition, impose additional costs on us or otherwise adversely affect our business.

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

For several years, the U.S. government generally has not enforced those laws against cannabis companies complying with state law and their vendors. We would likely be unable to execute our business plan if the federal government were to reverse its long-standing hands-off approach to the state legal cannabis markets, described below, and start strictly enforcing federal law regarding cannabis.

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

Former Attorney General William Barr testified in his confirmation hearing on January 15, 2019, that he would not upset “settled expectations,” “investments,” or other “reliance interest[s]” arising as a result of the Cole Memo, and that he did not intend to use federal resources to enforce federal cannabis laws in states that have legalized cannabis “to the extent people are complying with the state laws.” He stated: “My approach to this would be not to upset settled expectations and the reliance interest that have arisen as a result of the Cole Memorandum and investments have been made and so there has been reliance on it, so I don’t think it’s appropriate to upset those interests.” He also implied that the CSA’s prohibitions of cannabis may be null in states that have legalized cannabis: “T]he current situation … is almost like a back door nullification of federal law.” Industry observers generally did not interpret Attorney General Barr’s comments to suggest that the DOJ would proceed with cases against participants who entered the state-legal industry after the Cole Memo had been rescinded.

President Biden, at the time he won the Democratic Party nomination for President, affirmed that his administration would seek to “[d]ecriminalize marijuana use and legalize marijuana for medical purposes at the federal level”; “allow states to make their own decisions about legalizing recreational use”; and “automatically expunge all past marijuana convictions for use and possession.” This did not occur during his term. Although the U.S. Attorney General could order federal prosecutors not to interfere with cannabis businesses operating in compliance with states’ laws, the President alone cannot legalize medical cannabis, and as states have demonstrated, legalizing medical cannabis can take many different forms. President Biden issued a directive in October 2022 asking the Secretary of Health and Human Services and the Attorney General to review “expeditiously . . . how marijuana is scheduled under federal law.” In August 2023, the U.S. Department of Health and Human Services (“HHS”) recommended to the DEA that cannabis be reclassified from a Schedule I drug to a Schedule III drug under the CSA. HHS based this recommendation on a Food and Drug Administration (“FDA”) review of cannabis’ classification pursuant to President Biden’s directive in October 2022. On May 16, 2024, the Justice Department announced that the Attorney General had submitted a notice of proposed rulemaking that proposed moving marijuana from Schedule I to Schedule III, in accordance with the HHS recommendation.

A hearing on the proposed rulemaking took place in December 2024 before an administrative law judge (ALJ). The ALJ originally scheduled testimony on the proposed rescheduling through March 2025, but on January 13, the scheduled testimony was cancelled to allow an interlocutory appeal by a pro-rescheduling group. While this was still pending, on December 18, 2025, President Trump announced that he was “signing an executive order to reschedule marijuana from a Schedule I to a Schedule III Controlled substance with legitimate medical uses.” While the Executive Order requires the Attorney General to expedite the rescheduling process, an exact timeline remains unclear

The current Trump administration has not taken a singular official stance on cannabis, and it is therefore unclear whether the process of rescheduling will continue and, if so, what the timeline would be. Even in an expedited format, the re- or descheduling process could take months, or even years. Rescheduling cannabis to CSA Schedule III would ease certain research restrictions, but it would not make the state medical or adult use programs federally legal unless they were compliant with the FDA regulation of cannabis as a Schedule III drug.

Federal prosecutors have significant discretion, and no assurance can be given that the federal prosecutor in each judicial district where we make a loan will not choose to strictly enforce the federal laws governing cannabis manufacturing or distribution. Any change in the federal government’s enforcement posture with respect to state-licensed cultivation, distribution, sale or use of cannabis, including the enforcement postures of individual federal prosecutors in judicial districts where we make our loans, would result in our inability to execute our business plan, and we would likely suffer significant losses with respect to our loans to cannabis industry participants in the United States, which would adversely affect our operations, cash flow and financial condition.

Since fiscal year 2015, Congress has included in certain annual federal appropriations legislation a provision commonly referred to as the Rohrabacher–Farr amendment (also known as the Rohrabacher–Blumenauer amendment). This provision prohibits the U.S. Department of Justice (“DOJ”) from using appropriated funds to prevent states from implementing their laws authorizing the use, distribution, possession, or cultivation of medical cannabis.

Courts have interpreted this rider to restrict the DOJ from expending funds to prosecute individuals or entities that are strictly compliant with applicable state medical cannabis laws, so long as the rider remains in effect. However, the amendment does not legalize cannabis under federal law, does not amend the Controlled Substances Act (“CSA”), and does not apply to adult-use or recreational cannabis programs.

The Rohrabacher–Farr amendment is not permanent legislation. Rather, it is a temporary appropriations rider that must be renewed in each applicable federal spending bill. If Congress were to omit or modify this provision in future appropriations legislation, the DOJ could resume expending funds to enforce federal cannabis laws against state-compliant medical cannabis operators. Accordingly, the continuation of this protection is subject to the annual federal appropriations process and political considerations beyond our control.

As a result, there can be no assurance that federal enforcement priorities will not change, that this appropriations restriction will be extended in future fiscal years, or that federal authorities will not seek to enforce the CSA against cannabis-related activities, including those compliant with state medical cannabis laws.

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

Changes to state or federal laws regarding hemp might result in limitations or our inability to execute our business plan.

Although hemp and hemp-derived products containing no more than .3% delta-9 THC on a dry-weight basis were removed from the definition of marijuana in in the CSA under the 2018 Farm Bill, subsequent federal legislation has modified this framework as detailed below. In addition, a number of states have enacted statutes and regulations that restrict or prohibit manufacture, sale and distribution of certain hemp-derived cannabinoid products, even where such products may be federally lawful.

On November 12, 2025, H.R. 5371, the Continuing Appropriations, Agriculture, Legislative Branch, Military Construction and Veterans Affairs, and Extensions Act, 2026 (the “2026 Extensions Act”), was signed into law. In addition to extending certain authorities under the 2018 Farm Bill, the 2026 Extensions Act amended the federal definition of “hemp” and imposed new restrictions applicable to hemp and hemp-derived cannabinoid products.

Under the 2018 Farm Bill, hemp was defined as cannabis and cannabis derivatives containing no more than 0.3% delta-9 tetrahydrocannabinol (“THC”) on a dry-weight basis. The 2026 Extensions Act modifies this framework by adopting a “total THC” standard. As amended, hemp must contain no more than 0.3% total tetrahydrocannabinols, including delta-9 THC, tetrahydrocannabinolic acid (“THCA”), and other cannabinoids with similar effects, as determined by applicable federal authorities.

The 2026 Extensions Act also establishes new limitations applicable to finished hemp-derived cannabinoid products intended for human or animal use. Such products may not contain more than 0.4 milligrams of total THC per container. In addition, the amended statute excludes from the definition of hemp certain cannabinoids that are not naturally produced by the cannabis plant or that are produced through chemical synthesis or manufacturing processes outside the plant.

These revised hemp provisions are scheduled to take effect on November 12, 2026, following a one-year implementation period. Upon effectiveness, products that do not meet the revised definition of hemp or applicable THC limits may no longer qualify as federally lawful hemp under the Controlled Substances Act.

As a result of these statutory amendments, the regulatory framework governing hemp and hemp-derived cannabinoid products will become more restrictive beginning in late 2026. The ultimate impact of these changes on the hemp industry, including the availability and marketability of certain hemp-derived products, will depend on future regulatory implementation, enforcement practices, and any additional legislative action.

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

The FDA has sent numerous warning letters to sellers of CBD, Delta-8, and intoxicating hemp products. The FDA could turn its attention to the cannabis industry in the future, and will do so if cannabis is rescheduled, effectively moving it from primary

DEA oversight (as a Schedule I drug) to primary FDA oversight (as a Schedule III drug). In the event that it is rescheduled, it is expected that the FDA may have to develop new policies and procedures to address cannabis’s unique challenges as a botanical product. In addition to requiring FDA approval of cannabis products marketed as drugs, the FDA could issue rules and regulations including certified good manufacturing practices related to the growth, cultivation, harvesting and processing of cannabis. It is also possible that the FDA would require that facilities where cannabis is grown register with the FDA and comply with certain federally prescribed regulations. Cannabis facilities are currently regulated by state and local governments. In the event that some or all of these federal enforcement and regulations are imposed, we do not know what the impact would be on the cannabis industry, including what costs, requirements and possible prohibitions may be enforced or how state legal markets may be impacted. If we or our borrowers are unable to comply with the regulations or registration as prescribed by the FDA, we and/or our borrowers may be unable to continue to operate our and their business in its current form or at all.

We and our borrowers may have difficulty accessing the service of banks and other financial institutions, and we may be limited in our ability to provide debt to participants in the cannabis industry, which could materially and adversely affect our business, financial condition, liquidity and results of operations.

Certain financial transactions involving proceeds from the trafficking of cannabis can form a basis for prosecution under the federal money laundering statutes, unlicensed money transmitter statute and the Bank Secrecy Act. Previous guidance issued by the Financial Crimes Enforcement Network, a division of the U.S. Department of the Treasury, clarified how financial institutions can provide services to cannabis-related businesses consistent with their obligations under the Bank Secrecy Act. While the federal government has not initiated financial crimes prosecutions against state-law compliant cannabis companies or their vendors, the government theoretically could do so. The continued uncertainty surrounding financial transactions related to cannabis activities may result in financial institutions discontinuing services to the cannabis industry or limit our ability to provide loans to the cannabis industry.

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

Because cannabis is illegal under federal law, federal bankruptcy protection is currently not available to parties who engage in the cannabis industry or cannabis-related businesses. Past bankruptcy rulings have denied bankruptcies for dispensaries upon the justification that businesses cannot violate federal law and then claim the benefits of federal bankruptcy for the same activity and upon the justification that courts cannot ask a bankruptcy trustee to take possession of, and distribute cannabis assets as such action would violate the CSA. Therefore, we may not be able to seek the protection of the bankruptcy courts, and this could materially affect our business or our ability to obtain credit.

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

Various social and political circumstances in the U.S. and around the world (including wars and other forms of conflict, terrorist acts, security operations and catastrophic events such as fires, floods, earthquakes, tornadoes, hurricanes and global health epidemics or outbreaks of infectious diseases), may also contribute to increased market volatility and economic uncertainties or deterioration in the U.S. and worldwide. Such events, including trade tensions and tariffs between the United States and other countries, such as Canada, Mexico, and China, other uncertainties regarding actual and potential shifts in U.S. and foreign trade, economic and other policies with other countries, the conflicts in Europe, Ukraine and the Middle East and health epidemics and pandemics, could adversely affect our business, financial condition, cash flows and results of operations. These market and economic disruptions could also negatively impact the operating results of our borrowers.

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

In order to combat inflation, the Federal Reserve raised the Federal Funds Rate multiple times from March 2022 through July 2023. From September 2024 through December 2024, the Federal Reserve reduced the Federal Funds Rate three times as the inflation began to stabilize. During fiscal year 2025, the Federal Reserve continued to cut the Federal Funds rate, resulting in additional decreases of 75 basis points to the Prime rate during the year. In February 2026, the Federal Reserve held interest rates steady, but policymakers continue to emphasize their commitment to monitoring and addressing inflationary pressures. Persistent inflationary pressures and ongoing fiscal deficits may pose risk of volatility, and therefore any long-term plans by the Federal Reserve are uncertain, though further rate declines remain probable. These developments, along with the United States government’s credit and deficit concerns, global economic uncertainties and market volatility and the impacts of any current or future global health pandemics, could cause interest rates to be fluctuate, which may negatively impact our ability to access the capital markets on favorable terms.

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

Co-investments. Investment vehicles managed by our Manager or affiliates of our Manager may co-invest with us or hold positions in a loan where we have also invested, including by means of splitting commitments, participating in loans or other means of syndicating loans. Such loans may raise potential conflicts of interest between us and such other investment vehicles. To the extent such investment vehicles seek to acquire the same target assets as us, subject to the internal policies of our Manager and its affiliates described above, the scope of opportunities otherwise available to us may be adversely affected and/or reduced. In such circumstances, the size of the investment opportunity in loans otherwise available to us may be less than it would otherwise have been, and we may participate in such opportunities on different and potentially less favorable economic terms than such other parties if our Manager deems such participation as being otherwise in our best interests. Furthermore, when such other investment vehicles have interests or requirements that do not align with our interests, including differing liquidity needs or desired investment horizons, conflicts may arise in the manner in which any voting or control rights are exercised with respect to the relevant borrower, potentially resulting in an adverse impact on us. If we participate in a co-investment with an investment vehicle managed by our Manager or an affiliate of our Manager and such vehicle fails to fund a future advance on a loan, we may be required to, or we may elect to, cover such advance and invest additional funds. In addition, if we and such other investment vehicles invest in different classes or types of debt, equity or other investments relating to the same borrower, actions may be taken by such other investment vehicles that are adverse to our interests, including, but not limited to, during a work-out, restructuring or insolvency proceeding or similar matter occurring with respect to such loan. To the extent CA BDC co-invests with us, the transaction must comply with the terms of an exemptive order obtained by CA BDC and affiliated entities. As of December 31, 2025, our affiliates and affiliates of our Manager hold co-investments in 17 of the 26 portfolio companies in which we hold an investment.

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

Certain of our officers and directors and the officers and other personnel of our Manager also serve or may serve as officers, directors or partners of certain affiliates of our Manager, as well as investment vehicles sponsored by such affiliates, including investment vehicles or managed accounts not yet established, whether managed or sponsored by affiliates or our Manager. For example, Mr. Mazarakis, who serves as our Executive Chairman of the Board, was appointed in December 2024 to serve as Chief Executive Officer and Co-Executive Chairman of the Board of Vireo Growth Inc. (“Vireo”), which was previously one of our portfolio companies and a related party during 2025. Certain affiliated investment funds that are managed by entities under common control with our Manager, and for which Mr. Mazarakis can exercise significant influence, also hold material equity interests in Vireo. Vireo has further entered into binding agreements with certain target portfolio companies, which are or may become borrowers under loans held by us and/or our affiliates. As a result of these transactions, which are ongoing, there are conflicts of interest related to Mr. Mazarakis’ time and attention devoted to our affairs as well as his executive positions for both entities. Mr. Mazarakis has agreed to recuse himself from all matters that involve us, Vireo, and other target portfolio companies ancillary thereto; including as it relates to any actions that would arise, including exercise of rights and remedies under our credit agreements, if Vireo were to default on any potential obligations to us or if a similar material event occurred that presented a direct conflict between us and Vireo.

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

The maximum U.S. federal income tax rate for certain qualified dividends payable to individual U.S. stockholders is 20%. Dividends payable by REITs, however, are generally not qualified dividends and therefore are not eligible for taxation at the reduced rates. However, to the extent such dividends are attributable to certain dividends that we receive from a taxable REIT subsidiary or to income from a prior year that was retained by us and subject to corporate tax, such dividends generally will be eligible for the reduced rates that apply to qualified dividend income. The more favorable rates applicable to regular corporate dividends could cause investors who are individuals to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the stock of REITs, including our equity. However, individual U.S. stockholders may be entitled to claim a deduction in determining their taxable income of 20% of ordinary REIT dividends (dividends other than capital gain dividends and dividends attributable to qualified dividend income received by us, if any). If we fail to qualify as a REIT, such stockholders may not claim this deduction with respect to dividends paid by us. Stockholders are urged to consult tax advisers regarding the effect of these rules on the effective tax rate with respect to REIT dividends.

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

Risks Related to Ownership of Our Common Stock

As significant beneficial owners of our Manager, the founders of Chicago Atlantic can exert significant influence over our corporate actions and important corporate matters.

The founders of Chicago Atlantic, Mr. Mazarakis, our Executive Chairman, Mr. Cappell, our Co-Chief Executive Officer, and Dr. Bodmeier, our former President and former Chief Investment Officer, beneficially own approximately 5.7% of our common stock on a fully-diluted basis as of December 31, 2025. The founders of Chicago Atlantic also own 100% of the outstanding equity of our Manager. The founders of Chicago Atlantic could therefore exert substantial influence over our corporate matters, such as electing directors and approving material mergers, acquisitions, strategic partnerships or other business combination transactions, as applicable. This concentration of ownership may discourage, delay or prevent a change in control which could have the dual effect of depriving our stockholders from an opportunity to receive a premium for their equity as part of a sale of our Company and otherwise reducing the price of such equity.

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

Moreover, the evolving threat landscape—including the rise of sophisticated ransomware attacks, AI-driven phishing schemes, and increased risks stemming from supply chain vulnerabilities—has further heightened the challenges of safeguarding our information systems. Additionally, the rapid evolution and increased availability of artificial intelligence and machine learning technologies may also intensify cybersecurity risks by making such attacks and other cybersecurity incidents more difficult to detect, contain, and mitigate. New regulatory developments will likely continue to rise in priority and could impose more stringent disclosure requirements regarding cyber incidents, potentially amplifying the financial and operational impact of any breach.

We could be subject to litigation filed by or against us, including class action litigation.

In the past, securities class action litigation has often been brought against a company following a period of volatility or decline in the market price of its securities.

Legal or governmental proceedings brought by or on behalf of third parties may adversely affect our financial results. Our investment activities may include activities that are hostile in nature and will subject it to the risks of becoming involved in such proceedings. The expense of defending claims against us and paying any amounts pursuant to settlements or judgments would be borne by us and would reduce net assets. Our Manager will be indemnified by us in connection with such proceedings, subject to certain conditions. Similarly, we may from time-to-time institute legal proceedings on behalf of ourselves or others, the ultimate outcome of which could cause us to incur substantial damages and expenses, which could have a material adverse effect on our business.

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

Item 1C. Cybersecurity.

Assessment, Identification and Management of Material Risks from Cybersecurity Threats

As an externally managed company, our business is highly dependent on the communications and information systems of our Manager, its affiliates and third-party service providers. We, in conjunction with our Manager, have adopted processes designed to identify, assess and manage material risks from cybersecurity threats which prioritizes detection and analysis of and response to known, anticipated, or unexpected threats, effective management of security risks and resilience against cyber incidents. Our Manager's cybersecurity program is aligned to the National Institute of Standards of Technology (NIST) Cybersecurity Framework. Our Manager's cybersecurity risk management processes include technical security controls, policy enforcement mechanisms, monitoring systems, tools and related services, which include tools and services from third-party providers, and management oversight to assess, identify and manage risk from cybersecurity. Our Manager has implemented and continues to implement procedures to address internal and external threats to the security, confidentiality, integrity and availability of our and our Manager’s data and systems along with other material risks to operations and information of our shareholders and other third parties who entrust us with their sensitive information.

As part of its collective risk management process, our Manager has engaged a third party information technology consultant (“IT Consultant”) to evaluate risks associated with our Manager’s information and technology system(s), network and physical devices. Our Manager's cybersecurity risk management and awareness programs include periodic identification and testing of vulnerabilities, regular phishing simulations and annual general cybersecurity awareness and data protection training including for employees of our Manager. Our Manager also has annual certification requirements for employees, including employees who provide services to us pursuant to our Management Agreement with respect to certain policies supporting the cybersecurity program including Chicago Atlantic's Information Security and Electronic Communications policy, Data Protection Policy and Privacy Policy. Our Manager undertakes periodic internal security reviews of our information systems and related controls, including systems affecting personal data and the cybersecurity risks of our Manager and our critical third-party vendors and other partners. Our Manager also completes periodic external reviews of its cybersecurity program and practices, which include assessments of relevant data protection practices and targeted attack simulations.

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

Governance and Oversight of Cybersecurity Risks

Our cybersecurity program is managed by our Manager's IT Manager and our IT consultant, which together, are responsible for enterprise-wide cybersecurity strategy, policies, standards, engineering, architecture and processes. The team is led by our Manager's IT Manager who has a bachelor's degree in Information Systems from Xavier University and over 15 years of experience advising on and managing risks from cybersecurity threats as well as developing and implementing cybersecurity policies and procedures for financial services companies.

Our Board has responsibility for the direction and oversight of our risk management. Our Board administers this oversight function directly, with support from its committees. In particular, the Audit Committee has the responsibility to consider and discuss our major financial risk exposures and the steps our Manager takes, or is required to take, to monitor and control these exposures, including guidelines and policies to govern the process by which risk assessment and management is undertaken. The Audit Committee also monitors compliance with legal and regulatory requirements.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed for trading on the Nasdaq Global Market under the symbol “REFI.” On March 6, 2026, the closing price of our common stock, as reported on the Nasdaq Global Market, was $12.27 per share. There were 52 holders of record of our common stock as of March 6, 2026. This number does not include beneficial owners who hold shares of our common stock in street name. However, because many of our common shares are held by brokers and other institutions, we believe that there are many more beneficial holders of our common shares than record holders.

There were no unregistered sales of equity securities during the years ended December 31, 2025 and 2024.

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

Overview

We were formed in March 2021 as a Maryland corporation and are structured as an externally managed mortgage real estate investment trust (“REIT”). We completed our initial public offering ("IPO") in December 2021 and have elected to be taxed as a REIT for United States federal income tax purposes under the Internal Revenue Code of 1986, as amended (the “Code”), commencing with our taxable year ended December 31, 2021. Our primary investment objective is to provide attractive, risk-adjusted returns for stockholders over time primarily through consistent current income dividends and other distributions and secondarily through capital appreciation. We intend to achieve this objective by originating, structuring and investing in first mortgage loans and alternative structured financings secured by commercial real estate properties. Our current portfolio is comprised primarily of senior loans to state-licensed operators in the cannabis industry, secured by real estate, equipment, receivables, licenses or other assets of the borrowers to the extent permitted by applicable laws and regulations governing such borrowers. We aim to maintain a diversified portfolio across jurisdictions and verticals, including cultivators, processors, dispensaries, and other businesses ancillary thereto.

Our loans to portfolio companies operating in the cannabis industry may include companies that we determine, based on our due diligence, are licensed in and in compliance with, state-regulated cannabis programs, regardless of their status under U.S. federal law, so long as the investment itself is designed to be compliant with all applicable laws and regulations in the jurisdiction in which the investment is made or to which we are otherwise subject, including U.S. federal law. We will not own any warrants or other forms of equity in any of our portfolio companies involved in the cannabis industry, unless the portfolio companies are listed on a national securities exchange, such as the New York Stock Exchange ("NYSE") or NASDAQ, and such ownership is permitted by applicable U.S. federal laws and regulations, including those applicable to NYSE or NASDAQ issuers, as the case may be.

We believe that cannabis operators’ limited access to traditional bank and non-bank financing has provided attractive opportunities for us to make loans to companies that exhibit strong fundamentals but require more customized financing structures and loan products than regulated financial institutions can provide in the current regulatory environment. We believe that continued state-level legalization of cannabis for medical and adult use creates an increased loan demand by companies operating in the cannabis industry and property owners leasing to cannabis tenants. Furthermore, we believe we are differentiated from our competitors because we seek to target operators and facilities that exhibit lower-risk characteristics on a relative basis, which we believe include generally limiting exposure to ground-up construction, lending to cannabis operators with operational and/or profitable facilities, diversification of geographies and distribution channels, among other factors. Additionally, the Manager seeks to invest in transactions that tend to be attractively priced and have stronger than normal covenants and amortization due to complexity of the industry and in cannabis companies that it believes have some or all of the following characteristics:

•
Growth or earnings before interest, income taxes, depreciation and amortization ("EBITDA") positive entities
•
Companies that require capital but do not want to dilute their equity
•
Companies that demonstrate strong cash flow performance with low leverage profiles
•
Low debt to enterprise value ratios

Our loans are generally secured by real estate and, when lending to owner-operators in the cannabis industry, other collateral, such as equipment, receivables, intellectual property, licenses or other assets of the borrowers to the extent permitted by applicable laws and regulations governing such borrowers. We also seek personal or corporate guarantees for additional credit protection on our loans.

Generally, the loans we invest in have a complete set of financial maintenance covenants, which are used to proactively address materially adverse changes in a portfolio company’s financial performance. However, we may invest in “covenant-lite” loans. We use the term “covenant-lite” to refer generally to loans that do not have a complete set of financial maintenance covenants. Generally, “covenant-lite” loans provide borrower companies more freedom to negatively impact lenders because their covenants are incurrence-based, which means they are only tested and can only be breached following an affirmative action of the borrower, rather than by a deterioration in the borrower’s financial condition. Accordingly, to the extent we invest in “covenant-lite” loans, we may have fewer rights against a borrower and may have a greater risk of loss on such investments as compared to investments in or exposure to loans with a complete set of financial maintenance covenants.

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

Revenues

We generate revenue primarily in the form of interest income on loans which is generally payable monthly. The principal amount of our loans and any accrued but unpaid interest thereon generally become due at the applicable maturity date. In some cases, our interest income includes a paid-in-kind (“PIK”) component for a portion of the total interest. The PIK interest, computed at the contractual rate specified in each applicable loan agreement, is accrued in accordance with the terms of such loan agreement and capitalized to the principal balance of the loan and recorded as interest income. The PIK interest added to the principal balance is typically amortized and paid in accordance with the applicable loan agreement. In cases where the loans do not amortize, the PIK interest is collected upon repayment of the outstanding principal. We also generate revenue from original issue discounts (“OID”), which is also recognized as interest income from loans over the initial term of the applicable loans. Delayed draw loans may earn interest or unused fees on the undrawn portion of the loan, which is recognized as interest income in the period earned. Other fees, including prepayment fees and exit fees, are also recognized as interest income when received. Any such fees will be generated in connection with our loans and recognized as earned in accordance with generally accepted accounting principles (“GAAP”).

The following table sets forth the components of interest and fee income for the years ended December 31, 2025 and 2024:

	Year Ended	Year Ended
	December 31, 2025	December 31, 2024
Interest and fee income
Cash interest income	$49,350,084	$48,445,435
Accretion of OID (amortization of premium, net)	2,187,528	1,697,139
Paid-in-kind interest income	5,785,724	8,706,400
Other fee income[1]	5,612,704	3,255,118
Total	$62,936,040	$62,104,092

1Other fee income includes prepayment fees, make-whole fees, and exit/success fees which are included in interest income on the Consolidated Statements of Operations.

Our loans bear interest rates that are either fixed or determined periodically on the basis of U.S. Prime Rate (“Prime”) or Secured Overnight Financing Rate (“SOFR”) plus a premium. Loans which bear interest on either Prime or SOFR are collectively referred to as "Floating-rate loans". The below table summarizes changes in Prime and SOFR during the years ended December 31, 2025 and 2024:

Prime Rate

Effective Date	Rate(1)
December 11, 2025	6.75%
October 30, 2025	7.00%
September 18, 2025	7.25%
December 19, 2024	7.50%
November 8, 2024	7.75%
September 19, 2024	8.00%
(1)
Rate obtained from the Wall Street Journal’s “Bonds, Rates & Yields” table.

SOFR

Effective Date	Rate(2)
December 31, 2025	3.87%
September 30, 2025	4.45%
June 30, 2025	4.45%
March 31, 2025	4.41%
December 31, 2024	4.49%
September 30, 2024	4.96%
June 30, 2024	5.40%
March 31, 2024	5.35%
December 31, 2023	5.38%
(2)
Rate obtained from the Federal Reserve Bank of New York's "Secured Overnight Financing Rate Data" table

The below table summarizes the gross interest income derived from fixed and floating-rate loans during the years ended December 31, 2025 and 2024 based on portfolio composition as of the year end date.

Year ended December 31, 2025
	Interest income	Percentage of loans held for investment
Fixed-rate loans	$23,605,873	37.6%
Floating-rate loans	39,330,167	62.4%
Total	$62,936,040	100.0%

Year ended December 31, 2024
	Interest income	Percentage of loans held for investment
Fixed-rate loans	$23,506,855	37.9%
Floating-rate loans	38,597,237	62.1%
Total	$62,104,092	100.0%

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

To qualify as a REIT, we must meet a number of organizational and operational requirements, including a requirement that we distribute annually to our stockholders at least 90% of our REIT taxable income prior to the deduction for dividends paid. To the extent that we distribute less than 100% of our REIT taxable income in any tax year (taking into account any distributions made in a subsequent tax year under Sections 857(b)(9) or 858 of the Code), we will pay tax at regular corporate rates on that undistributed portion. Furthermore, if we distribute less than the sum of 1) 85% of our ordinary income for the calendar year, 2) 95% of our capital gain net income for the calendar year, and 3) any undistributed shortfall from our prior calendar year (the “Required Distribution”) to our stockholders during any calendar year (including any distributions declared by the last day of the calendar year but paid in the subsequent year), then we are required to pay a non-deductible excise tax equal to 4% of any shortfall between the Required Distribution and the amount that was actually distributed. The 90% distribution requirement does not require the distribution of net capital gains. However, if we elect to retain any of our net capital gain for any tax year, we must notify our stockholders and pay tax at regular corporate rates on the retained net capital gain. Our stockholders must include their proportionate share of the retained net capital gain in their taxable income for the tax year, and they are deemed to have paid the REIT’s tax on their proportionate share of the retained capital gain. Furthermore, such retained capital gain may be subject to the nondeductible 4% excise tax. If it is determined that our estimated current year taxable income will be in excess of estimated dividend distributions (including capital gain dividend) for the current year from such income, we will accrue excise tax on estimated excess taxable income as such taxable income is earned. The annual expense is calculated in accordance with applicable tax regulations. Excise tax expense, if any, is included in the line item, income tax expense. For the years ended December 31, 2025 and 2024, we did not incur excise tax expense.

Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 740 - Income Taxes (“ASC 740”), prescribes a recognition threshold and measurement attribute for the consolidated financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. We have analyzed our various federal and state filing positions and believe that our income tax filing positions and deductions are documented and supported as of December 31, 2025 and 2024. Based on our evaluation, there is no reserve for any uncertain income tax positions. Accrued interest and penalties, if any, are included within other liabilities in the consolidated balance sheets.

Portfolio Composition and Investment Activity

Portfolio Overview

As of December 31, 2025, our loan portfolio is comprised of loans to 26 different portfolio companies, totaling approximately $411.1 million in principal outstanding, and approximately $31.1 million in unfunded commitments under delayed draw term loan facilities. Our loans are generally classified as held for investment and carried at amortized cost on the consolidated balance sheets. Such loans are generally secured by real estate, equipment, licenses, intellectual property and other assets of the borrowers to the extent permitted by the applicable laws and the regulations governing such borrowers. The below table summarizes the total outstanding principal and carrying value, net of current expected credit loss reserves as of December 31, 2025 and 2024:

	As of December 31, 2025
	Outstanding Principal	Original Issue Discount	Carrying Value	Weighted Average Remaining Life (Years) (1)
Loans held for investment	$411,075,088	$(2,119,521)	$408,955,567	2.2
Current expected credit loss reserve	-	-	(5,062,785)
Total loans held at carrying value, net	$411,075,088	$(2,119,521)	$403,892,782

	As of December 31, 2024
	Outstanding Principal	Original Issue Discount	Carrying Value	Weighted Average Remaining Life (Years) (1)
Loans held for investment	$404,721,554	$(2,244,508)	$402,477,046	2.2
Current expected credit loss reserve	-	-	(4,346,869)
Total loans held at carrying value, net	$404,721,554	$(2,244,508)	$398,130,177

(1) Weighted average remaining life is calculated on the carrying value of the loans as of December 31, 2025 and 2024, respectively.

As of December 31, 2025, our loan portfolio had a weighted-average yield-to-maturity internal rate of return (“YTM IRR”) of 16.3%. The YTM IRR on our loans is designed to present the total annualized return anticipated on the loans if such loans are held until they mature, which is consistent with our operating strategy. YTM IRR summarizes various components of such return, such as cash interest, paid-in-kind interest, original issue discount, and exit fees, in one measure that is comparable across loans. YTM IRR is calculated using various inputs, including (i) cash and paid-in-kind (“PIK”) interest, which is capitalized and added to the outstanding principal balance of the applicable loan, (ii) original issue discount (“OID”), (iii) amortization, (iv) unused fees, and (v) exit fees. Certain of our loans have extension or amendment fees, which are not included in our YTM IRR calculations, but may increase YTM IRR if such extension options are exercised by borrowers.

Our loans bear interest rates that are either fixed or determined periodically on the basis of Prime or SOFR plus a premium. Loans which bear interest on either Prime or SOFR are collectively referred to as "Floating-rate loans". The below table summarizes our portfolio of loans held for investment by rate type as of December 31, 2025 and 2024.

	As of December 31, 2025
	Total Principal	Original Issue Discount	Carrying Value	Percentage of loans held for investment
Fixed-rate loans	$154,680,286	$(803,019)	$153,877,267	37.6%
Floating-rate loans	256,394,802	(1,316,502)	255,078,300	62.4%
Total	$411,075,088	$(2,119,521)	$408,955,567	100.0%

	As of December 31, 2024
	Total Principal	Original Issue Discount	Carrying Value	Percentage of loans held for investment
Fixed-rate loans	$149,771,871	$(545,081)	$149,226,790	37.1%
Floating-rate loans	254,949,683	(1,699,427)	253,250,256	62.9%
Total	$404,721,554	$(2,244,508)	$402,477,046	100.0%

As of December 31, 2025, none of our loans were held at fair value. As of December 31, 2024, we held one loan at fair value with a principal balance of $5.5 million, which bore a fixed rate.

Our floating-rate loans typically include a Prime or SOFR interest rate floor that is generally set at the prevailing Prime or SOFR rate, as applicable, on the date of origination. As of December 31, 2025 and 2024 none of our loans were subject to an interest rate ceiling. We typically include an interest rate floor with our floating rate loans in order to provide us with protection against decreases in interest rates. As of December 31, 2025 and 2024, 58.2% and 56.8% of our loans were subject to an interest rate floor. As of December 31, 2025 and 2024, our portfolio had the following interest rate floors:

	As of December 31, 2025			As of December 31, 2024
Rate Floor	Outstanding Principal	Weighted Average Cash Coupon	Percentage of Portfolio	Outstanding Principal	Weighted Average Cash Coupon	Percentage of Portfolio
8.50%	$44,642,571	13.3%	10.9%	$51,068,629	13.6%	12.6%
8.00%	1,380,000	15.5%	0.3%	7,620,000	14.7%	1.9%
7.75%	-	0.0%	0.0%	16,880,308	18.1%	4.2%
7.50%	62,121,045	14.1%	15.1%	42,839,358	14.4%	10.6%
7.00%	89,852,341	10.7%	21.9%	75,902,295	11.1%	18.8%
6.25%	15,771,067	13.3%	3.8%	19,324,557	14.0%	4.8%
5.50%	-	0.0%	0.0%	580,000	18.0%	0.1%
4.00%	20,427,778	12.5%	5.0%	-	0.0%	0.0%
3.72%	5,000,000	14.0%	1.2%	-	0.0%	0.0%
3.25%	-	0.0%	0.0%	18,966,668	27.1%	4.7%
0.00%	17,200,000	13.3%	4.2%	17,400,000	14.0%	4.3%
Fixed-rate	154,680,286	11.9%	37.6%	154,139,739	12.4%	38.1%
	$411,075,088	12.3%	100.0%	$404,721,554	13.6%	100.0%

The following tables present changes in loans held for investment at carrying value as of and for the years ended December 31, 2025 and 2024:

	Principal	Original Issue Discount	Current Expected Credit Loss Reserve	Carrying Value
Balance at December 31, 2024	$404,721,554	$(2,244,508)	$(4,346,869)	$398,130,177
Purchase of investments	79,412,079	(2,062,541)	-	77,349,538
Principal repayment of loans	(79,221,108)	-	-	(79,221,108)
Accretion of original issue discount	-	2,187,528	-	2,187,528
Capitalized PIK Interest	6,162,563	-	-	6,162,563
Increase in provision for current expected credit losses	-	-	(715,916)	(715,916)
Balance at December 31, 2025	$411,075,088	$(2,119,521)	$(5,062,785)	$403,892,782

	Principal	Original Issue Discount	Current Expected Credit Loss Reserve	Carrying Value
Balance at December 31, 2023	$355,745,305	$(2,104,695)	$(4,972,647)	$348,667,963
Purchase of investments	161,289,523	(1,836,952)	-	159,452,571
Principal repayment of loans	(102,461,111)	-	-	(102,461,111)
Accretion of original issue discount	-	1,697,139	-	1,697,139
Transfer of loan held for investment to loan held for sale	(19,000,000)		213,913	(18,786,087)
Capitalized PIK Interest	9,147,837	-	-	9,147,837
Increase in provision for current expected credit losses	-	-	411,865	411,865
Balance at December 31, 2024	$404,721,554	$(2,244,508)	$(4,346,869)	$398,130,177

Portfolio Asset Quality

Our Manager uses an ongoing investment risk rating system to characterize and monitor our outstanding loans. The Manager's investment committee, with input from the portfolio management team, assesses the risk factors of each loan, and assigns a risk rating based on a variety of factors, including, without limitation, payment history, real estate collateral coverage, property type, geographic and local market dynamics, financial performance, enterprise value of the portfolio company, loan structure and exit strategy, and project sponsorship. This review is performed quarterly. Based on a 5-point scale, our loans are rated “1” through “5,” from less risk to greater risk, which ratings are defined as follows:

Rating	Definition
1	Very low risk
2	Low risk
3	Moderate/average risk
4	High risk/potential for loss: a loan that has a risk of realizing a principal loss
5	Impaired/loss likely: a loan that has a high risk of realizing principal loss, has incurred principal loss or an impairment has been recorded

The risk ratings are primarily determined based on current and historical performance metrics specific to each portfolio company, as well as consideration of future economic conditions and each borrower’s estimated ability to meet debt service requirements. The risk ratings shown in the following table as of December 31, 2025 and 2024 consider borrower specific credit history and performance and reflect a quarterly re-evaluation of overall current macroeconomic conditions affecting the Company’s borrowers, specifically those designated as held for investment. The below table presents the categorization of our loan portfolio on the above rating scale, at carrying value as of December 31, 2025 and 2024:

	As of December 31, 2025		As of December 31, 2024
Risk Rating	Carrying Value	Percentage of Portfolio	Carrying Value	Percentage of Portfolio
1	$17,200,000	4.2%	$42,737,017	10.6%
2	170,771,521	41.8%	243,834,247	60.6%
3	201,201,645	49.2%	77,918,362	19.4%
4	19,782,401	4.8%	37,987,420	9.4%
5	-	0.0%	-	0.0%

	$408,955,567	100.0%	$402,477,046	100.0%

Collateral Overview

Our loans to cannabis operators are secured by various types of assets of our borrowers, including real property and certain personal property, including licenses, equipment, receivables, intellectual property and other assets to the extent permitted by applicable laws and the regulations governing our borrowers. As such, we do not have liens on cannabis inventory and cannot foreclose on liens on state licenses as they are generally not transferable. See “Risk Factors — Certain assets of our borrowers may not be used as collateral or transferred to us due to applicable state laws and regulations governing the cannabis industry, and such restrictions could negatively impact our profitability.”

The table below represents the real estate collateral securing our loans as of December 31, 2025. The real estate collateral values in the table below were determined based on the most recent third-party appraisal available at such time. The real estate that secures our loans is generally appraised by a third party at least once a year, or more frequently as needed.

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

Loan	Loan Type (1)	Location	Property Type	Principal Balance as of December 31, 2025	Implied Real Estate Collateral for REIT(2)	Our Real Estate Collateral Coverage as of December 31, 2025 (4)
1	Senior Real Estate Corporate Loan	Multi-State	Retail	$15,771,067	$753,969	0.05	x
2a	Senior Delayed Draw Term Loan (3)	Michigan	Retail/Industrial	$27,110,506	$54,920,760	2.03	x
2b	Senior Delayed Draw Term Loan (3) (5)	Michigan	Retail/Industrial	$969,406	$—	0.00	x
4	Senior Real Estate Corporate Loan	Arizona	Industrial	$6,626,809	$9,525,624	1.44	x
6	Senior Delayed Draw Term Loan (3)	Michigan	Retail/Industrial	$3,157,129	$13,200,000	4.18	x
7	Senior Real Estate Corporate Loan	Illinois, Arizona	Industrial	$36,130,667	$52,609,187	1.46	x
8	Senior Real Estate Corporate Loan	West Virginia	Retail/Industrial	$8,491,943	$14,170,000	1.67	x
9a	Senior Delayed Draw Term Loan (3)	Pennsylvania	Industrial	$14,576,987	$10,279,515	0.71	x
9b	Senior Delayed Draw Term Loan (3)	Pennsylvania	Industrial	$14,550,000	$10,260,485	0.71	x
12	Senior Delayed Draw Term Loan (3)	Multi-State	Retail	$15,681,730	$4,575,011	0.29	x
16	Senior Loan (5)	Florida	None	$10,957,500	$—	0.00	x
18	Senior Delayed Draw Term Loan (3)	Ohio	Retail/Industrial	$47,164,373	$40,640,000	0.86	x
19	Senior Real Estate Corporate Loan	Florida	Industrial	$21,359,272	$14,687,807	0.69	x
21	Senior Real Estate Corporate Loan	Illinois	Retail/Industrial	$6,557,301	$8,119,018	1.24	x
23	Senior Delayed Draw Term Loan (3)	Arizona	Retail/Industrial	$1,380,000	$1,048,529	0.76	x
25	Senior Real Estate Corporate Loan	New York	Retail	$22,068,401	$31,264,217	1.42	x
27	Senior Real Estate Corporate Loan	Nebraska	Industrial	$17,200,000	$54,100,000	3.15	x
30	Senior Delayed Draw Term Loan	Missouri, Arizona	Retail/Industrial	$14,374,936	$10,388,865	0.72	x
31	Senior Loan (5)	California, Illinois	Industrial	$7,439,091	$—	0.00	x
34	Senior Real Estate Corporate Loan	Arizona	Industrial	$10,000,000	$14,374,376	1.44	x
35	Senior Real Estate Corporate Loan	California	Industrial	$24,941,850	$26,350,000	1.06	x
36	Senior Real Estate Corporate Loan	Illinois	Industrial	$27,150,398	$41,550,000	1.53	x
37	Senior Delayed Draw Term Loan (3)	Multi-State	Industrial	$16,961,689	$10,486,748	0.62	x
38a	Senior Secured Revolver	Multi-State	Retail/Industrial	$2,065,000	$2,950,000	1.43	x
38b	Senior Secured Revolver	Multi-State	Retail/Industrial	$840,000	$1,200,000	1.43	x
40	Senior Real Estate Corporate Loan	Multi-State	Retail	$427,778	$327,059	0.76	x
41	Senior Real Estate Corporate Loan	Ohio	Retail	$271,429	$204,286	0.75	x
42	Senior Secured Revolver	Multi-State	Retail	$20,000,000	$53,286,199	2.66	x
43	Senior Real Estate Corporate Loan	Missouri	Retail/Industrial	$11,849,826	$7,505,385	0.63	x
44	Senior Real Estate Corporate Loan	Multi-State	Industrial	$5,000,000	$4,987,592	1.00	x
				$411,075,088	$493,764,633	1.2	x

(1)
Senior Real Estate Corporate Loans, Senior Delayed Draw Term Loans and Senior Secured Revolvers are structured as loans to owner operators secured by real estate or loans to property owners that are leased to a third party tenant. Senior Loans are corporate loans that are not secured by real estate collateral.
(2)
Real estate is based on appraised value as is, or on a comparable cost basis, as completed. The real estate values shown in the collateral table are estimates by a third-party appraiser of the market value of the subject real property in its current physical condition, use, and zoning as of the appraisal date. The appraised value may be determined using the income approach, based on market lease rates for comparable properties, whether dispensaries or cultivation facilities. It indicates the value to a third-party owner that leases to a dispensary or cultivation facility. Alternatively, the appraised value may be based on the cost for another operator to construct a similar facility, which we refer to as the “cost approach.” We believe the cost approach provides an indication of what another state-licensed operator would pay for a separate facility instead of constructing it itself. The appraisal’s opinion of value reflects current conditions and the likely actions of market participants as of the date of appraisal. It is based on the available information gathered and provided to the appraiser and does not predict future performance. Changing market or property conditions can and likely will have an effect on the subject’s value. The appraisals for cannabis cultivation or dispensary facilities assume that the highest and best use is use as a cannabis cultivator or dispensary, as applicable. The appraisals recognize that the current use is highly regulated by the state in which the property is located; however, there are sales of comparable properties that demonstrate that there is a market for such properties. The appraisals utilize these comparable sales for the appraised property’s value in use. For properties used for cannabis cultivation, the appraisals use similar sized warehouses in their conclusion of the subject’s “as-is” value without licenses to cultivate cannabis.

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
(3)
Certain affiliated co-lenders subordinated their interest in the real estate collateral to the Company, thus increasing our collateral coverage for the applicable loan.
(4)
The real estate collateral coverage ratio subtotal represents the portfolio weighted average real estate collateral coverage ratio based on outstanding principal balance.
(5)
These loans are not secured by mortgages and therefore are considered non-qualifying assets for purposes of assessing the Company's compliance with the 75% income and asset tests.

Recent Developments

Updates to Our Loan Portfolio during Fiscal Year 2025

For the year ended December 31, 2025, we advanced gross principal of $79.4 million, which resulted in cash advances of $77.3 million, net of upfront fees, including original issue discount of $2.1 million. Further, we capitalized $6.2 million of PIK interest during the year. These increases were offset by proceeds from principal repayment of loans in the amount of $84.7 million. In total, our loans held for investment, at carrying value before CECL reserves, increased by approximately $6.5 million, from $402.5 million at December 31, 2024 to $409.0 million as of December 31, 2025.

During the year ended December 31, 2025, we advanced approximately $12.6 million of gross principal to the borrower of Loan #9, a related party. The use of proceeds of the advance included: (a) the acquisition of three operational dispensaries and (b) the payment of all past due accrued and unpaid interest and fees totaling approximately $1.7 million owed on existing senior indebtedness through December 31, 2025. In connection therewith, the borrower was brought current on all interest and payments through December 31, 2025. Management elected to maintain Loan #9 on non-accrual status as of December 31, 2025 until such time that the borrower demonstrates sustained ability to meet debt service obligations under both the Judgment Loan and the Term Loan. For additional details on Loan #9 refer to Note 9.

In May 2025, Loan #6 was placed on non-accrual and remains on non-accrual as of December 31, 2025. A Default Notice was sent to the borrower on May 9, 2025 specifying certain events of default such as outstanding tax liens and recent non-payment of interest and principal. Following the issuance of the Default Notice, Management began the process to exercise its rights and remedies under the loan documents.

In June 2025, we entered into an amendment to Loan #16, which extended the maturity date to January 29, 2027. No other terms of the loan were modified in connection with this amendment.

In June 2025, Loan #7 was refinanced, which extended the maturity date from June 30, 2025 to June 30, 2028. In addition, we made a $13.0 million incremental commitment.

In July 2025, the Company received principal repayments totaling $56.8 million, relating to the full repayment of Loans #3, #20, #29, #32, #33 and #39. In connection with the repayments prior to maturity, we recognized $1.0 million in prepayment fees.

In July 2025, Loan #19 was amended, which extended the maturity date from December 31, 2025 to December 31, 2027. In addition, we made a $2.4 million commitment add-on.

In October 2025, Loan #35 was amended, which extended the maturity date from August 23, 2027 to September 30, 2028. No other terms of the loan were modified in connection with this amendment.

In October 2025, we received a full principal repayment totaling $0.4 million, relating to Loan #24. Prepayment fees received in connection with this early repayment were de minimus.

In December 2025, Loan #4 and Loan #34 were placed on non-accrual status following periods of non-collection of interest. The Loan and Security agreements governing these loans include cross-default and cross-collateral provisions. At the time these loans were placed on non-accrual status $890 thousand of interest receivable was reversed, and interest receivable as of December 31, 2025 is $0.

In December 2025, Loan #38(a)(b) was amended, which extended the maturity date from December 12, 2025 to June 6, 2026. No other terms of the loan were modified in connection with this amendment.

In December 2025, Loan #2 was amended, which extended the maturity date from December 31, 2025 to December 31, 2026. In addition, the Company made an incremental delayed draw term loan commitment of approximately $1.0 million which is identified as Loan #2b as of December 31, 2025.

In December 2025, Loan #23 was amended, which extended the maturity date from March 31, 2026 to March 31, 2027. No other terms of the loan were modified in connection with this amendment.

In December 2025, Loan #8 was amended, which extended the maturity date from December 31, 2025 to June 30, 2026. Further, the agreed upon interest rate increased 200 basis points to 12% as of the effective date. No other terms of the loan were modified in connections with this amendment.

On December 31, 2025, Loan #18 was amended, which extended the original maturity date from December 31, 2025 to December 31, 2026. No other terms of the loan were modified in connection with this amendment. We recognized $1.0 million of success fees that were due and payable on the original maturity date.

On December 31, 2025, we originated Loan #44, a $5.0 million term loan to a cannabis operator with primary operations in Missouri, of which $4.9 million was funded at closing. The loan bears interest at a floating rate, based on SOFR, and a spread of 10.24%, subject to a 3.72% SOFR floor. The loan is interest-only through the maturity date.

Updates to Our Credit Facilities during Fiscal Year 2025

Revolving Loan

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

Subsequent Updates to Our Loan Portfolio in 2026

During the period from January 1, 2026 through March 12, 2026, we advanced approximately $51.1 million of principal to existing borrowers under delayed draw and revolving loan facilities. Additionally, we received approximately $40.4 million of repayments, comprised of $3.1 million in schedule amortization payments, $4.4 million in partial prepayments and $32.9 from full repayments. A brief description of certain investment activities are described below:

In January 2026, the Company and other co-lenders party thereto, entered into an amendment to Loan #42 which increased the Company's aggregate commitment from $33.3 million to $53.3 million. In March 2026, the Company advanced $33.3 million, on Loan #42, leaving a remaining unfunded commitment of $0 as of March 12, 2026.

In January 2026, the Company received a full repayment of Loan #27 amounting to approximately $17.3 million, of which $17.2 million and $0.1 million related to principal repayment and accrued interest, respectively.

In February 2026, the Company received an early partial repayment of Loan #30 amounting to approximately $4.5 million, of which $4.4 million and $0.1 million related to principal repayment and prepayment fee, respectively.

In March 2026, the Company received a full repayment of Loan #1 amounting to approximately $15.8 million, of which $15.7 million and $0.1 million related to principal repayment and accrued interest, respectively.

Dividends Declared Per Share

The following tables summarize the Company’s dividends declared during the years ended December 31, 2025 and 2024:

	Record Date	Payment Date	Common Share Distribution Amount	Taxable Ordinary Income	Return of Capital	Section 199A Dividends
Regular cash dividend	3/31/2025	4/15/2025	$0.47	$0.47	$-	$0.47
Regular cash dividend	6/30/2025	7/15/2025	$0.47	$0.47	$-	$0.47
Regular cash dividend	9/30/2025	10/15/2025	$0.47	$0.47	$-	$0.47
Regular cash dividend	12/31/2025	1/15/2026	$0.47	$0.47	$-	$0.47
Total cash dividend			$1.88	$1.88	-	$1.88

	Record Date	Payment Date	Common Share Distribution Amount	Taxable Ordinary Income	Return of Capital	Section 199A Dividends
Regular cash dividend	3/28/2024	4/15/2024	$0.47	$0.47	$-	$0.47
Regular cash dividend	6/28/2024	7/15/2024	$0.47	$0.47	$-	$0.47
Regular cash dividend	9/30/2024	10/15/2024	$0.47	$0.47	$-	$0.47
Regular cash dividend	12/31/2024	1/13/2025	$0.47	$0.47	$-	$0.47
Special cash dividend	12/31/2024	1/13/2025	$0.18	$0.18	$-	$0.18
Total cash dividend			$2.06	$2.06	$-	$2.06

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

Results of Operations for the years ended December 31, 2025 and 2024

	For the year ended December 31,		Variance
	2025	2024	Amount	%
Revenues
Interest income	$62,936,040	$62,104,092	$831,948	1%
Interest expense	(7,545,641)	(7,153,207)	(392,434)	5%
Net interest income	55,390,399	54,950,885	439,514	1%

Expenses
Management and incentive fees, net	8,202,136	8,061,896	140,240	2%
General and administrative expense	5,304,451	5,388,967	(84,516)	-2%
Professional fees	1,938,422	1,811,067	127,355	7%
Stock based compensation	3,368,861	3,058,674	310,187	10%
Provision (benefit) for current expected credit losses	731,051	(583,298)	1,314,349	-225%
Total expenses	19,544,921	17,737,306	1,807,615	10%
Change in unrealized gain (loss) on investments	165,000	(240,604)	405,604	NM
Realized gain on debt securities, at fair value	-	72,428	(72,428)	100%
Net Income before income taxes	36,010,478	37,045,403	(1,034,925)	-3%
Income tax expense	-	-	-	-
Net Income	$36,010,478	$37,045,403	$(1,034,925)	-3%

•
Gross interest income increased by approximately $0.8 million for the year ended December 31, 2025, compared to the year ended December 31, 2024. The increase in interest income was partially driven by the increase in outstanding principal balance of our portfolio, which increased to $411.1 million as of December 31, 2025 from $404.7 million as of December 31, 2024. Additionally, we recognized approximately $5.2 million of interest income from prepayment fees and acceleration of original issue discounts and other upfront fees during the year ended December 31, 2025, as compared to $3.2 million for the year ended December 31, 2024. These increases were offset by the decrease in the Prime rate of 75 basis points during the year from 7.50% to 6.75%, which impacted approximately 62.4% of the Company’s aggregate loan portfolio, which bore a floating rate as of December 31, 2025. Additionally, the weighted average YTM IRR on our portfolio decreased from 17.2% to 16.3% during the year, as a result of certain re-pricing amendments relating to de-risking of our portfolio and new 2025 loan originations having a lower YTM IRR than the weighted average at December 31, 2024.
•
Interest expense increased by approximately $0.4 million during the comparative period. During the fourth quarter of 2024, the Company entered into an agreement to obtain an additional $50.0 million of debt financing in the form of senior unsecured notes (the "Notes Payable"), which bear interest at a fixed rate of 9.0%. The Notes Payable was only in effect for three months during the year ended December 31, 2024, compared to a full year of interest expense for the year ended December 31, 2025, which contributed to approximately a $3.6 million increase. This increase was offset by a decrease in interest expense on our Revolving Loan driven by a decrease in the weighted average borrowings from $67.0 million to $32.8 million during the years ended December 31, 2025 and 2024, respectively. The increase in interest expense on our Notes Payable was also partially offset by the decrease in the Revolving Loan interest rate, which is based off of the Prime Rate that decreased 75 basis points during 2025.
•
Management and incentive fees increased approximately $0.1 million during the comparative periods ending December 31, 2025 and 2024. Management fees increased by approximately $0.3 million, resulting from the increase in Equity, as defined in the Management Agreement. Total stockholders' equity was $307.8 million and $309.0 million as of December 31, 2025 and 2024, respectively. Incentive fees decreased approximately $0.2 million primarily attributable to the year over year decrease in Core Earnings, as defined in the Management Agreement, of $0.8 million, the base on which the incentive fees are earned.
•
General and administrative expense decreased by approximately $0.1 million and professional fees increased by approximately $0.1 million for the year ended December 31, 2025 compared to the year ended December 31, 2024. Overhead expense reimbursements for costs incurred by the Manager, which are reflected in the General and administrative expense on the consolidated statement of operations, increased by $0.1 million for the year ended December 31, 2025 and 2024. There were no significant or unusual direct or reimbursable expense changes during the year.
•
Stock based compensation increased by approximately $0.3 million as a result of a full year of expense recognition on the grant of 187,335 restricted stock awards granted to employees of our Manager during the year ended December 31, 2024, as well as an additional 187,157 of restricted stock awards granted during the year ended December 31, 2025. Stock based compensation expense is recognized ratably over the vesting period.
•
The year over year increase in the CECL reserve results from a combination of changes in portfolio composition driven by new originations and repayments, as well as portfolio company specific events and credit quality changes that impacted expected loss estimates. The key drivers of the change in the CECL reserve during the comparative period are outlined below:
o
During the year ended December 31, 2025, the Company recorded reserves on new originations of approximately $28 thousand, which were offset by $42 thousand of reserves which existed at December 31, 2024 and were reversed as a result of full loan repayments. The net effect of new originations and full repayments on the CECL reserve was approximately a $14 thousand decrease.
o
The CECL reserve relating to loans with a risk rating of "2" and "3" was $2.9 million or 0.8% of outstanding principal as of December 31, 2025 and $2.1 million or 0.6% of outstanding principal as of December 31, 2024. Management notes that loans risk rated "2" and "3" are generally deemed to be performing loans and generally carry similar CECL reserves,
o
The CECL reserve for loans included in risk rating "4" was $2.2 million or 11.3% of outstanding principal as of December 31, 2025 and $2.3 million or 6.0% of outstanding principal as of December 31, 2024. Loans that are risk rated "4"are high risk for potential loss and require regular monitoring.

o
Loans placed on non-accrual during the year, specifically Loan #4 and Loan #34, resulted in a $1.3 million increase to the CECL reserve. When the loans were placed on non-accrual status in December 2025, an aggregate of $0.9 million of accrued interest receivable was reversed. The non-performing nature of these loans as of December 31, 2025 is a key input to the Company's CECL analysis.
o
Loan #9(a)(b), which have been on non-accrual since May 2023, were restructured during 2025. The Company made incremental advances to fund accretive acquisitions which management expects to result in improved operating performance. As a result of the borrowers acquisitions, the estimated LTV ratio decreased by approximately 15% year over year. Additionally, in connection with the December 2025 advance, the Company collected all past due unpaid interest and the borrower was brought to current. Management elected to maintain Loan #9 on non-accrual status as of December 31, 2025 until such time that the borrower demonstrates sustained ability to meet debt service obligations for a minimum of 60 days. However; despite maintaining the loan on non-accrual, the decrease in LTV ratio and collection of past due interest were the primary drivers of a $0.7 million decrease in CECL reserve as of December 31, 2025, and offset the increase attributable to Loan #4 and #34.
•
The current expected credit loss reserve of approximately $5.1 million is held at carrying value and represents approximately 123 basis points of our aggregate loan commitments of $411.1 million. The liability is based on the unfunded portion of loan commitments over the full contractual period over which we are exposed to credit risk through a current obligation to extend credit. Management considered the likelihood that funding will occur, and if funded, the expected credit loss on the funded portion. We continuously evaluate the credit quality of each loan by assessing the risk factors of each loan.

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

The following table provides a reconciliation of GAAP net income to Distributable Earnings (in thousands, except per share data):

	Year ended
	December 31, 2025	December 31, 2024
Net Income	$36,010,478	$37,045,403
Adjustments to net income
Stock based compensation	3,368,861	3,058,674
Amortization of debt issuance costs	406,663	256,998
Provision (benefit) for current expected credit losses	731,051	(583,298)
Change in unrealized gain (loss) on investments	(165,000)	240,604
Distributable Earnings	$40,352,053	$40,018,381
Basic weighted average shares of common stock outstanding (in shares)	21,003,635	19,279,501
Basic Distributable Earnings per Weighted Average Share	$1.92	$2.08
Diluted weighted average shares of common stock outstanding (in shares)	21,431,650	19,713,916
Diluted Distributable Earnings per Weighted Average Share	$1.88	$2.03

Book Value Per Share

The book value per share of our common stock as of December 31, 2025 and 2024 was approximately $14.60 and $14.83, respectively.

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

As of December 31, 2025 and 2024, all of our cash was unrestricted and totaled approximately $14.9 million and $26.4 million, respectively. We believe that our cash on hand, capacity available under our Revolving Loan, and cash flows from operations for the next twelve months will be sufficient to satisfy the operating requirements of our business through at least the next twelve months. The sources of financing for our target investments are described below.

Capital Markets

We may seek to raise further equity capital and issue debt securities in order to fund our future investments in loans. Our Shelf Registration Statement on Form S-3 became effective on January 19, 2023 (the "Previous Registration Statement"), allowing us to sell, from time to time in one or more offerings, up to $500 million of our securities, including common stock, preferred stock, debt securities, warrants and rights (including as part of a unit) to purchase shares of our common stock, preferred stock, or debt securities. We filed a replacement Shelf Registration Statement on Form S-3 on January 16, 2026 (the “New Registration Statement”), which extends the effectiveness period of the Previous Registration Statement 180 days or until the effectiveness of the New Registration Statement, whichever comes first. The specifics of any future offerings, along with the use of proceeds of any securities offered, will be described in detail in a prospectus supplement, or other offering materials, at the time of any offering.

At-the-Market Offering Program (“ATM” Program”)

On June 20, 2023, the Company entered into separate At-the-Market Sales Agreement (each, a "Sales Agreement" and together, the “Previous Sales Agreements”) with BTIG, LLC, Compass Point Research & Trading, LLC and Oppenheimer & Co. Inc. (each a “Sales Agent” and together the “Previous Sales Agents”) under which the Company may, from time to time, offer and sell shares of common stock, having an aggregate offering price of up to $75.0 million. Under the terms of the Previous Sales Agreement, the Company agreed to pay the Previous Sales Agents a commission of up to 3.0% of the gross proceeds from each sale of common stock sold through the Previous Sales Agents. On March 17, 2025, the Company entered into new separate at-the-market sales agreements (each a “New Sales Agreement” and together with the Previous Sales Agreements, the “Sales Agreements”) with BTIG, LLC, A.G.P./Alliance Global Partners LLC, ATB Capital Markets USA Inc. and Oppenheimer & Co. Inc., (each a “New Sales Agent” and together with the Previous Sales Agents, the “Sales Agents”), which increased the aggregate offering size of the at-the-market offering from $75 million to $100 million and reduced the maximum commission paid to the Sales Agents from 3.0% to 2.0% of the gross proceeds from each sale of common stock sold through the Sales Agents. Sales of common stock, if any, may be made in transactions that are deemed to be “at-the-market” offerings, as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended (the “Securities Act”).

During the years ended December 31, 2025 and 2024, the Company sold an aggregate of 64,557 and 2,489,290 shares of the Company’s common stock under the Sales Agreements, respectively, which generated which generated proceeds, net of commissions and offering expenses of approximately $0.9 million and $38.4 million, during the comparable periods. The weighted average price for sales of our common stock in connection with the ATM program was $16.01 for the year ended December 31, 2025 and $15.90 for the year ended December 31, 2024.

As of December 31, 2025, the shares of common stock sold pursuant to the registered direct offering in February 2023 and under the ATM Program are the only offerings that have been initiated under the Shelf Registration Statement.

We may seek to raise further equity capital and issue debt securities in order to fund our future investments in loans. As the cannabis industry continues to evolve and to the extent that additional states legalize cannabis, the demand for capital continues to increase as operators seek to enter and build out new markets. We expect the principal amount of the loans we originate for cannabis operators to increase. We also expect our expanded investment focus to require additional capital. As a result, we expect we will need to raise additional equity and/or debt funds to increase our liquidity in the near future.

Credit Facilities

Revolving Loan

As of December 31, 2025, the Company's secured revolving credit facility (the “Revolving Loan”) has aggregate commitments of $110.0 million which may be increased to $150.0 million pursuant to its accordion feature. The Revolving Loan bears interest, payable in cash in arrears, at a per annum rate equal to the greater of (1) the Prime Rate plus the applicable margin and (2) 3.25%. The applicable margin is derived from a floating rate grid based upon the ratio of debt to equity of CAL and increases from 0% at a ratio of 0.25 to 1 to 1.25% at a ratio of 1.5 to 1. The Revolving Loan has a maturity date of June 30, 2028.

The Revolving Loan provides for certain affirmative covenants, including requiring us to deliver financial information and any notices of default, and conducting business in the normal course. Additionally, the Company must comply with certain financial covenants including: (1) maximum capital expenditures of $150,000, (2) maintaining a debt service coverage ratio greater than 1.35 to 1, and (3) maintaining a leverage ratio less than 1.50 to 1. As of December 31, 2025, the Company is in compliance with all financial covenants with respect to the Revolving Loan.

For the year ended December 31, 2025, we had net repayments of $5.9 million against the Revolving Loan. As of December 31, 2025, we had $60.9 million available and $49.1 million outstanding under the Revolving Loan. Refer to Note 8 of the consolidated financial statements for additional information.

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

The Unsecured Notes provide for certain affirmative covenants, including requiring us to deliver certain financial information and any notices of default, and conducting business in the normal course. Additionally, the Company must comply with certain financial and non-financial covenants including but not limited to: (1) minimum stockholders' equity of $200.0 million, (2)

maximum aggregate indebtedness of $225.0 million, subject to increase from time to time based upon ratable increases in stockholders' equity, and (3) maintenance of a credit rating. As of December 31, 2025, the Company is in compliance with all financial covenants with respect to the Unsecured Notes.

Cash Flows

The following table sets forth changes in cash and cash equivalents for the years ended December 31, 2025 and 2024, respectively:

	For the year ended December 31,
	2025	2024
Net income	$36,010,478	$37,045,403
Adjustments to reconcile net income to net cash used in operating activities and changes in operating assets and liabilities	(7,217,870)	(13,886,027)
Net cash provided by operating activities	28,792,608	23,159,376
Net cash provided by/(used in) investing activities	8,736,720	(39,296,863)
Net cash (used in)/provided by financing activities	(48,980,892)	34,639,895
Change in cash and cash equivalents	(11,451,564)	18,502,408

Net Cash Provided by Operating Activities

For the years ended December 31, 2025 and 2024, we reported “Net cash provided by operating activities” of approximately $28.8 million and $23.2 million, respectively. Net cash provided by operating activities in 2025 increased approximately $5.6 million compared to 2024, primarily attributable to a decrease in related party receivables of approximately $5.4 million, a decrease in PIK interest of approximately $3.0 million, a decrease in the interest reserve of approximately $2.7 million, an increase in current expected credit losses of approximately $1.3 million, an increase in interest received through net settlement transactions of $1.4 million, an increase in management and incentive fees payable by $0.6 million, and an increase in stock based compensation of $0.3 million, These changes were offset by a decrease in net income over the comparable period of approximately $1.0 million, a decrease in interest receivable of approximately $2.1 million, a decrease in redemption of debt securities of $0.8 million, a decrease in accounts payable and accrued expenses of $0.8 million, a decrease in other receivables and assets by $0.7 million, and a decrease in related party payables of $0.1 million over the comparable period.

Net Cash Provided/(Used in) by Investing Activities

For the years ended December 31, 2025 and 2024, we reported “Net cash provided by/(used in) investing activities” of approximately $8.7 million and $(39.3) million, respectively.

For the year ended December 31, 2025, cash outflows primarily related to $76.0 million used for the origination and funding of loans held for investment, offset by $84.7 million of cash received from the principal repayment of loans held for investment and loans at fair value.

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

Net Cash Provided/(Used in) by Financing Activities

For the years ended December 31, 2025 and 2024, we reported “Net cash (used in)/provided by financing activities” of $(49.0) million and $34.6 million, respectively.

For the year ended December 31, 2025, cash inflows of approximately $1.0 million related to proceeds received from sales of our common stock through the ATM offering. Additionally, we had cash inflows related to draw downs on our Revolving Loan of $142.1 million, which was offset by approximately $148 million in repayments on our Revolving Loan, approximately $43.8 million in dividends paid, approximately $0.1 million in debt issuance costs paid, and approximately $0.2 million in offering costs paid associated with the ATM offering.

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

Contractual Obligations, Other Commitments, and Off-Balance Sheet Arrangements

Our contractual obligations relating to the stated maturities of our credit facilities as of December 31, 2025 are as follows:

	Total	2026	2027	2028	2029	2030	Thereafter
Notes payable	$50,000,000	$-	$-	$50,000,000	$-	$-	$-
Revolving loan	49,100,000	-	-	49,100,000	-	-	-
Total	$99,100,000	$-	$-	$99,100,000	$-	$-	$-

Our off-balance sheet undrawn commitments related to delayed draw term loan facilities of December 31, 2025 are as follows:

	Total	2026	2027	2028	2029	2030	Thereafter
Undrawn commitments	$31,116,960	$18,761,667	$2,355,293	$10,000,000	$-	$-	$-
Total	$31,116,960	$18,761,667	$2,355,293	$10,000,000	$-	$-	$-

We may enter into certain contracts that may contain a variety of indemnification obligations. The maximum potential future payment amounts we could be required to pay under these indemnification obligations may be unlimited.

Off-balance sheet commitments consist of unfunded commitments on delayed draw loans. Other than as set forth in this Annual Report, we do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured investment vehicles, special purpose entities or variable interest entities, established to facilitate off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities or entered into any commitment or intend to provide additional funding to any such entities.

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

The following table summarizes the Company’s dividends declared during the years ended December 31, 2025 and 2024.

	Record Date	Payment Date	Common Share Distribution Amount	Taxable Ordinary Income	Return of Capital	Section 199A Dividends
Regular cash dividend	3/31/2025	4/15/2025	$0.47	$0.47	$-	$0.47
Regular cash dividend	6/30/2025	7/15/2025	$0.47	$0.47	$-	$0.47
Regular cash dividend	9/30/2025	10/15/2025	$0.47	$0.47	$-	$0.47
Regular cash dividend	12/31/2025	1/15/2026	$0.47	$0.47	$-	$0.47
Total cash dividend			$1.88	$1.88	-	$1.88

	Record Date	Payment Date	Common Share Distribution Amount	Taxable Ordinary Income	Return of Capital	Section 199A Dividends
Regular cash dividend	3/28/2024	4/15/2024	$0.47	$0.47	$-	$0.47
Regular cash dividend	6/28/2024	7/15/2024	$0.47	$0.47	$-	$0.47
Regular cash dividend	9/30/2024	10/15/2024	$0.47	$0.47	$-	$0.47
Regular cash dividend	12/31/2024	1/13/2025	$0.47	$0.47	$-	$0.47
Special cash dividend	12/31/2024	1/13/2025	$0.18	$0.18	$-	$0.18
Total cash dividend			$2.06	$2.06	$-	$2.06

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

In addition, the Company reviews each loan on a quarterly basis and evaluates the borrower’s ability to pay the monthly interest and principal, if required, as well as the loan-to-value (LTV) ratio. When evaluating qualitative factors that may indicate the need for a CECL Reserve, the Company forecasts losses considering a variety of factors. In considering the potential current expected credit loss, the Manager primarily considers significant inputs to the Company’s forecasting methods, which include (i) key loan-specific inputs such as the value of the real estate collateral, liens on equity (including the equity in the entity that holds the state-issued license to cultivate, process, distribute, or retail cannabis), presence of personal or corporate guarantees, among other credit enhancements, LTV ratio, rate type (fixed or floating) and IRR, loan-term, geographic location, and expected timing and amount of future loan fundings, (ii) performance against the underwritten business plan and the Company’s internal loan risk rating, and (iii) a macro-economic forecast. Estimating the enterprise value of our borrowers in order to calculate LTV ratios is often a significant estimate. The Manager utilizes a third-party valuation appraiser to assist with the Company’s valuation process primarily using comparable transactions to estimate enterprise value of its portfolio companies and supplement such analysis with a multiple-based approach to enterprise value to revenue multiples of publicly-traded comparable companies obtained from sources such as Bloomberg and/or S&P Capital IQ as of December 31, 2025, to which the Manager may apply a private company discount based on the Company’s current borrower profile. These estimates may change in future periods based on available future macro-economic data and might result in a material change in the Company’s future estimates of expected credit losses for its loan portfolio.

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

JOBS Act Accounting Election

The JOBS Act permits an emerging growth company such as us to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies until those standards would otherwise apply to private companies. We have elected to avail ourselves of the extended transition period for complying with new or revised financial accounting standards. We intend to rely on other exemptions provided by the JOBS Act, including without limitation, not being required to comply with the auditor attestation requirements of Section 404(b) of Sarbanes-Oxley. As a result, our consolidated financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

We will remain an emerging growth company until the earliest of (1) the last day of the fiscal year (a) following the fifth anniversary of the date of the first sale of our common stock pursuant to an effective registration statement under the Securities Act, (b) in which we have total annual revenue of at least $1.235 billion, or (c) in which we are deemed to be a large accelerated filer, which generally means the market value of our common equity that is held by non-affiliates exceeds $700 million as of the end of the prior fiscal year’s second fiscal quarter; and (2) the date on which we have issued more than $1 billion in non-convertible debt securities during the prior three-year period.

Recent Accounting Pronouncements

Refer to footnote 2 to our consolidated financial statements for the year ended December 31, 2025, titled “Significant Accounting Policies” for information on recent accounting pronouncements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Uncertainty with respect to the economic effects of political tensions in the United States and around the world have introduced significant volatility in the financial markets, and the effect of the volatility could materially impact our market risks, including those listed below. We are subject to certain financial market risks, including valuation risk, interest rate risk and credit risk.

Valuation Risk

The Company’s results of operations and financial condition are subject to valuation risk related to its real estate–related investments, including mortgage loans, real estate owned, if any, and other financial assets measured at fair value or evaluated for impairment or credit loss. The valuation of these assets involves the use of significant judgments, estimates, and assumptions, many of which are inherently subjective and may be impacted by changes in market conditions.

We generally hold our investments as long-term loans classified as held for investment; however, we may occasionally classify some of our loans as held for sale. We may carry our loans at fair value or carrying value in our consolidated balance sheet. As of December 31, 2025 and 2024, zero and one of our loans were carried at fair value within loans held at fair value in our consolidated balance sheets, respectively, with changes in fair value recorded through earnings. We evaluate our loans on a quarterly basis and fair value is determined by our Manager's Investment Committee. We use an independent third-party valuation firm to provide input in the valuation of all of our unquoted investments, which we consider along with other various subjective and objective factors in making our evaluations.

Valuations of real estate collateral are generally based on third-party appraisals, broker price opinions, or other valuation techniques that rely on assumptions regarding future cash flows, capitalization rates, discount rates, comparable sales, market absorption, and prevailing economic conditions. Appraisals and similar valuation metrics may not reflect current market conditions, particularly during periods of market volatility, reduced transaction activity, or declining property values. Actual realized values may differ materially from appraised or estimated values.

In addition, with respect to the Company's loans held for investment, which are carried at amortized costs, the Manager applies judgment in estimating expected credit losses under its CECL valuation methodology. The determination of CECL reserves requires management to make assumptions regarding borrower performance, collateral values, historical loss experience, current conditions, and reasonable and supportable forecasts of future economic conditions. Changes in these assumptions, including adverse changes in real estate values, interest rates, occupancy levels, or macroeconomic conditions, could result in material increases in the Company’s allowance for credit losses.

The Company reviews valuation methodologies, assumptions, and key inputs on an ongoing basis and may adjust valuations or credit loss estimates as market conditions evolve. However, there can be no assurance that such estimates will accurately reflect the prices at which assets could ultimately be sold or the actual credit losses that may be realized. As a result, changes in valuations or CECL assumptions could have a material adverse effect on the Company’s financial condition, results of operations, and liquidity.

Interest Rate Risk

Changes in Market Interest Rates and Effect on Net Interest Income

Interest rates are highly sensitive to many factors, including fiscal and monetary policies and domestic and international economic and political considerations, as well as other factors beyond our control. We are subject to interest rate risk in connection with our assets and our related financing obligations.

Our operating results depend in large part on differences between the income earned on our assets and our cost of borrowing. The cost of our borrowings is generally based on prevailing market interest rates. During periods of rising interest rates, our borrowing costs generally increase. To the extent we fund fixed-rate investments with floating-rate borrowings, rising rates could reduce our net interest spread and net interest margin. For floating-rate investments, changes in yields may lag increases in borrowing costs due to interest rate floors, timing of rate resets, or differences in spreads, which could also adversely affect our net interest margin. The severity of any such decline would depend on our asset/liability composition at the time as well as the magnitude and duration of the interest rate increase. Further, an increase in short-term interest rates could also have a negative impact on the market value of our target investments. If any of these events happen, we could experience a decrease in net income or incur a net loss during these periods, which could adversely affect our liquidity and results of operations.

As of December 31, 2025, we had 16 floating-rate loans, representing approximately 62.4% of our loan portfolio based on aggregate outstanding principal balances. The remaining 37.6% is represented by fixed rate loans. As of December 31, 2024, 62.1% and 37.9% of outstanding principal was represented by floating rate loans and fixed rate loans, respectively. Our loans generally have a rate floor established at the prevailing benchmark rate, as applicable, at the time of origination. Refer to Note 3 for rate floor by loan.

In addition, our Revolving Loan is exposed to similar interest rate risk. Our Revolving Loan bears interest at the greater of (1) the Prime Rate plus the applicable margin and (2) 3.25%. As of December 31, 2025, we had an outstanding balance of $49.1 million under the Revolving Loan, and an additional $60.9 million of availability which incurs an unused fee of 25 basis points. An increase in the Prime Rate is expected to result in an increase in interest expenses and therefore a decrease in net income.

Based on our Consolidated Statement of Operations for the year ended December 31, 2025, the following table shows the estimated annualized impact on net income resulting from hypothetical benchmark rate changes on our floating-rate portfolio (considering interest rate floors, as applicable). Management estimates reflect the characteristics of its loan portfolio as of December 31, 2025 and exclude assumptions relating to unscheduled prepayments, deployment of unfunded commitments or new originations.

Change in Interest Rates	Increase (Decrease) in Interest Income	Increase (Decrease) in Interest Expense	Increase (Decrease) in Net Investment Income
Increase of 300 basis points	7,691,844	1,473,000	6,218,844
Increase of 200 basis points	5,127,896	982,000	4,145,896
Increase of 100 basis points	2,563,948	491,000	2,072,948
Decrease of 100 basis points	(505,133)	(491,000)	(14,133)
Decrease of 200 basis points	(931,411)	(982,000)	50,589
Decrease of 300 basis points	(1,306,619)	(1,473,000)	166,381

Based on our Consolidated Statement of Operations for the year ended December 31, 2024, the following table shows the estimated annualized impact on net income resulting from hypothetical benchmark rate changes on our floating-rate portfolio (considering interest rate floors, as applicable).

Change in Interest Rates	Increase (Decrease) in Interest Income	Increase (Decrease) in Interest Expense	Increase (Decrease) in Net Investment Income
Increase of 300 basis points	7,648,490	1,650,000	5,998,490
Increase of 200 basis points	5,098,994	1,100,000	3,998,994
Increase of 100 basis points	2,549,497	550,000	1,999,497
Decrease of 100 basis points	(942,224)	(550,000)	(392,224)
Decrease of 200 basis points	(1,360,002)	(1,100,000)	(260,002)
Decrease of 300 basis points	(1,723,668)	(1,650,000)	(73,668)

Interest Rate Floor and Cap Risk

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

Credit Risk

We are subject to varying degrees of credit risk in connection with our loans and interest receivable, which include credit risk on our commercial real estate loans and other targeted types of loans. Our Manager will seek to manage credit risk by performing deep credit fundamental analysis of potential assets and through the use of non-recourse financing, when and where available and appropriate. Credit risk will also be addressed through our Manager’s on-going review, and loans will be monitored for variance from expected prepayments, defaults, severities, losses and cash flow on a quarterly basis.

Our Manager or affiliates of our Manager generally originate all of our loans and intend to continue to originate our loans, but we may also acquire loans from time to time. Our Investment Guidelines are not subject to any limits or proportions with respect to the mix of target investments that we make or that we may in the future acquire other than as necessary to maintain our exemption from registration under the Investment Company Act and our qualification as a REIT. Our investment decisions will depend on prevailing market conditions and may change over time in response to opportunities available in different interest rate, economic and credit environments. As a result, we cannot predict the percentage of our capital that will be invested in any individual target investment at any given time.

Concentration

Our loan portfolio as of December 31, 2025 and 2024 was concentrated with the top three borrowers representing approximately 26.9% and 24.0% of the funded principal. As of December 31, 2025 and 2024, the top three borrowers represented approximately 28.1% and 21.2% of interest income, respectively. The largest loan represented approximately 11.5% and 11.1% of the funded principal.

Additionally, a core component of the Company's cannabis investment strategy is to seek investments in limited license states that have higher barriers to entry and less competition relative to other jurisdictions. The Company seeks to diversify its investments across geographies that balance portfolio risks that may be exposed to potential regulatory cannabis changes at the state level. The below table presents the Company's loan principal outstanding as of December 31, 2025 and 2024 based on collateral location or principal place of business, as applicable:

As of December 31, 2025			As of December 31, 2024
Jurisdiction	Outstanding Principal (1)	Percentage of Our Loan Portfolio	Jurisdiction	Outstanding Principal (1)	Percentage of Our Loan Portfolio
Illinois	$76,736,737	19%	Ohio	$60,065,707	15%
Ohio	65,865,842	16%	Illinois	55,958,079	14%
Florida	56,317,033	14%	Florida	42,712,285	11%
Pennsylvania	46,114,129	11%	Missouri	38,208,259	9%
Michigan	31,237,041	8%	Pennsylvania	35,727,045	9%
California	27,316,846	7%	Michigan	32,068,629	8%
Arizona	26,326,748	6%	Arizona	28,023,340	7%
Missouri	26,139,970	6%	California	26,057,479	6%
New York	22,068,401	5%	New York	25,093,595	6%
Nebraska	17,200,000	4%	Maryland	21,835,901	5%
West Virginia	8,491,943	2%	Nebraska	17,400,000	4%
Other (2)	2,360,539	1%	West Virginia	8,491,943	2%
Texas	2,335,787	1%	Nevada	6,000,000	1%
Maryland	1,312,711	*%	Texas	2,756,870	1%
Massachusetts	731,146	*%	Massachusetts	2,626,423	1%
Nevada	225,199	*%	Minnesota	1,116,000	*%
Oregon	193,286	*%	Oregon	580,000	*%
Minnesota	101,730	*%	Other (2)	-	*%
Total	$411,075,088	100%	Total	$404,721,554	100%

* Represents less than 1%

(1) The principal balance of the loans not secured by real estate collateral are included in the jurisdiction representing the principal place of business.

(2) The 'Other' jurisdiction includes loans with collateral in Connecticut, New Jersey, Washington.

Refer to footnote 3 to our consolidated financial statements for the year ended December 31, 2025 titled “Loans Held for Investment, net” for more information on CECL.

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

While we believe the principal amounts of our loans are generally adequately protected by underlying collateral value, there is a risk that we will not realize the entire principal value of certain loans, particularly those not fully collateralized by real estate. In order to mitigate that risk, our loans are generally collateralized by other assets, such as equipment, receivables, licenses or other assets of the borrowers to the extent permitted by applicable laws and regulations. In addition, we seek to impose strict loan covenants and seek personal or corporate guarantees for additional protection. As of December 31, 2025, 51.7% of our portfolio is fully secured by real estate, 43.6% is partially secured by real estate, and 4.7% has no real estate collateral. Our portfolio on average had real estate collateral coverage of 1.2x as of December 31, 2025. Our loans are generally secured by equity pledges of the borrower and all asset liens and our portfolio had a weighted average loan to enterprise value ratio of 44.2%. As of December 31, 2024, 50.0% of our portfolio is fully secured by real estate, 46.7% is partially secured by real estate, and 3.3% has no real estate collateral. Our portfolio on average had real estate collateral coverage of 1.1x as of December 31, 2024, and a weighted average loan to enterprise value ratio of 49.8%.

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

90

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

Chicago Atlantic Real Estate Finance, Inc.

Chicago, Illinois

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Chicago Atlantic Real Estate Finance, Inc. (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of operations, equity, and cash flows for each of the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Chicago, Illinois

March 12, 2026

CHICAGO ATLANTIC REAL ESTATE FINANCE, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2025	December 31, 2024

Assets
Loans held for investment	$332,772,244	$364,238,847
Loans held for investment - related party (Note 9)	76,183,323	38,238,199
Loans held for investment, at carrying value	408,955,567	402,477,046
Current expected credit loss reserve	(5,062,785)	(4,346,869)
Loans held for investment at carrying value, net	403,892,782	398,130,177
Loans, at fair value - related party (amortized cost of $0 and $5,500,000, respectively)	-	5,335,000
Cash and cash equivalents	14,948,884	26,400,448
Interest receivable	4,009,800	1,453,823
Other receivables and assets, net	874,245	459,187
Related party receivables	1,189,937	3,370,339
Total Assets	$424,915,648	$435,148,974

Liabilities
Revolving loan	$49,100,000	$55,000,000
Notes payable, net	49,334,459	49,096,250
Dividend payable	11,157,220	13,605,153
Related party payables	2,214,920	2,043,403
Management and incentive fees payable	3,098,576	2,863,158
Interest payable	1,348,334	1,149,021
Accounts payable and other liabilities	834,977	1,136,014
Interest reserve	12,686	1,297,878
Total Liabilities	117,101,172	126,190,877
Commitments and contingencies (Note 10)

Stockholders' equity
Common stock, par value $0.01 per share, 100,000,000 shares authorized and 21,080,272 and 20,829,228 shares issued and outstanding, respectively	210,803	208,292
Additional paid-in-capital	323,125,854	318,886,768
Accumulated deficit	(15,522,181)	(10,136,963)
Total stockholders' equity	307,814,476	308,958,097

Total liabilities and stockholders' equity	$424,915,648	$435,148,974

The accompanying notes are an integral part of these consolidated financial statements.

CHICAGO ATLANTIC REAL ESTATE FINANCE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the year ended December 31,
	2025	2024
Revenues
Interest income	$62,936,040	$62,104,092
Interest expense	(7,545,641)	(7,153,207)
Net interest income	55,390,399	54,950,885

Expenses
Management and incentive fees, net	8,202,136	8,061,896
General and administrative expense	5,304,451	5,388,967
Professional fees	1,938,422	1,811,067
Stock based compensation	3,368,861	3,058,674
Provision (benefit) for current expected credit losses	731,051	(583,298)
Total expenses	19,544,921	17,737,306
Change in unrealized gain (loss) on investments	165,000	(240,604)
Realized gain on debt securities, at fair value	-	72,428
Net income before income taxes	36,010,478	37,045,403
Income tax expense	-	-
Net income	$36,010,478	$37,045,403

Earnings per common share:
Basic earnings per common share	$1.71	$1.92
Diluted earnings per common share	$1.68	$1.88

Weighted average number of common shares outstanding:
Basic weighted average shares of common stock outstanding	21,003,635	19,279,501
Diluted weighted average shares of common stock outstanding	21,431,650	19,713,916

The accompanying notes are an integral part of these consolidated financial statements.

CHICAGO ATLANTIC REAL ESTATE FINANCE, INC.

CONSOLIDATED STATEMENTS OF EQUITY

	Common Stock		Additional Paid-In-	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Equity

Balance at January 1, 2024	18,197,192	$181,972	$277,483,092	$(5,811,673)	$271,853,391
Issuance of common stock, net of offering costs	2,489,290	24,893	38,346,429	167	38,371,489
Issuance of common stock from employee incentive plan (Note 10)	142,746	1,427	(1,427)	-	-
Stock-based compensation	-	-	3,058,674	-	3,058,674
Dividends declared on restricted stock awards	-	-	-	(409,276)	(409,276)
Dividends declared on common shares ($2.06 per share)	-	-	-	(40,961,584)	(40,961,584)
Net income	-	-	-	37,045,403	37,045,403
Balance at December 31, 2024	20,829,228	208,292	318,886,768	(10,136,963)	308,958,097
Issuance of common stock, net of offering costs	64,557	646	872,090	-	872,736
Issuance of common stock from employee incentive plan (Note 10)	186,487	1,865	(1,865)	-	-
Stock-based compensation	-	-	3,368,861	-	3,368,861
Dividends declared on restricted stock awards	-	-	-	(1,857,425)	(1,857,425)
Dividends declared on common shares ($1.88 per share)	-	-	-	(39,538,271)	(39,538,271)
Net income	-	-	-	36,010,478	36,010,478
Balance at December 31, 2025	21,080,272	$210,803	$323,125,854	$(15,522,181)	$307,814,476

The accompanying notes are an integral part of these consolidated financial statements.

CHICAGO ATLANTIC REAL ESTATE FINANCE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended December 31,
	2025	2024
Operating activities
Net income	$36,010,478	$37,045,403

Adjustments to reconcile net income to net cash provided by operating activities:
Accretion of deferred loan origination fees and other discounts	(2,187,528)	(1,697,139)
Paid-in-kind interest	(6,162,563)	(9,147,837)
Interest received through net settlement transactions	(1,365,150)	-
Provision (benefit) for current expected credit losses	731,051	(583,298)
Change in unrealized (gain) loss on investments	(165,000)	240,604
Realized gain on debt securities, at fair value	-	(72,428)
Amortization of debt issuance costs	406,663	256,998
Stock based compensation	3,368,861	3,058,674

Changes in operating assets and liabilities:
Interest receivable	(2,555,977)	(449,683)
Other receivables and assets, net	(473,513)	185,256
Interest reserve	(1,285,192)	(3,971,608)
Related party payables	171,517	(8,128)
Related party receivables	2,180,402	(3,263,114)
Proceeds from the redemption of debt securities, at fair value	-	839,093
Management and incentive fees payable	235,418	(380,617)
Interest payable	199,313	597,435
Accounts payable and accrued expenses	(316,172)	509,765
Net cash provided by operating activities	28,792,608	23,159,376

Cash flows from investing activities
Issuance of and fundings of loans held for investment	(75,984,388)	(155,257,974)
Principal repayment of loans held for investment	79,221,108	102,461,111
Principal repayment of loans held at fair value	5,500,000	(5,500,000)
Proceeds from sale of loans	-	19,000,000
Net cash provided by/(used in) investing activities	8,736,720	(39,296,863)

Cash flows from financing activities
Proceeds from sale of common stock	1,033,474	39,591,879
Proceeds from notes payable	-	50,000,000
Proceeds from borrowings on revolving loan	142,100,000	159,000,000
Repayment of borrowings on revolving loan	(148,000,000)	(170,000,000)
Dividends paid to common shareholders	(43,843,629)	(41,632,363)
Payment of debt issuance costs	(109,999)	(1,099,231)
Payment of offering costs	(160,738)	(1,220,390)
Net cash (used in)/provided by financing activities	(48,980,892)	34,639,895

Net (decrease) increase in cash and cash equivalents	(11,451,564)	18,502,408
Cash and cash equivalents, beginning of period	26,400,448	7,898,040
Cash and cash equivalents, end of period	$14,948,884	$26,400,448

Supplemental disclosure of non-cash financing and investing activities
Interest reserve withheld from funding of loans	$176,760	$4,194,597
OID withheld from funding of loans held for investment	2,062,541	1,836,952
Dividends declared and not yet paid	11,157,220	13,605,153
Transfer of loans held for investment to loans held for sale	-	19,000,000
Non-cash exchange of loans with related party (Note 9)	-	5,960,888

Supplemental information:
Interest paid during the period	6,939,666	6,205,623

The accompanying notes are an integral part of these consolidated financial statements.

CHICAGO ATLANTIC Real Estate finance, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2025

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

The Company is externally managed by Chicago Atlantic REIT Manager, LLC (the “Manager”), a Delaware limited liability company, pursuant to the terms of the Management Agreement dated May 1, 2021, and amended in October 2021, by and among the Company and the Manager. After the initial three-year term, the management agreement is automatically renewed for one-year periods unless the Company or the Manager elects not to renew in accordance with the terms of the Management Agreement. Following the initial term, the Management Agreement was most recently automatically renewed on April 30, 2025. The Manager conducts substantially all of the Company’s operations and provides asset management services for its real estate investments. For its services, the Manager is entitled to management fees and incentive compensation, both defined in, and in accordance with, the terms of the Management Agreement (Note 9). All of the Company’s investment decisions are made by the investment committee of the Manager, subject to oversight by the Company’s board of directors (the “Board”). The Manager is wholly-owned by Chicago Atlantic Group, LP. (the “Sponsor”).

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

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation. Specifically, interest payable, which was previously included within accounts payable and other liabilities, is presented as a separate line item on the Consolidated Balance Sheets. Additionally, dividends declared on restricted stock awards which were previously included in dividends declared on common shares, were reclassified and presented as an individual line item on the Consolidated Statements of Equity.

The reclassifications were made to improve transparency regarding the Company’s accrued interest obligations and dividends paid on vested restricted stock awards. The reclassifications had no impact on total assets, total liabilities, stockholders’ equity, net income, or cash flows for the periods presented.

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

Loans held for sale

Once the Company decides to sell a loan, it is transferred from held for investment to held-for-sale and carried at the lower of cost or fair value. On the date a loan is transferred into the held-for-sale category, any previously recorded allowance for credit losses is reversed in earnings and the loan is recorded at its amortized cost. If the amortized cost exceeds the loan’s fair value at the date of transfer, a valuation allowance is recorded equal to the difference between amortized cost basis and fair value. There were no loans classified as held-for-sale as of December 31, 2025 and 2024. Refer to Note 4 for additional information.

Loans held at fair value

The Company generally holds its loans at amortized cost as long-term investments, but may occasionally carry certain of its loans at fair value as elected on an instrument by instrument basis. Investments in loans at fair value are carried at fair value on the Company’s consolidated balance sheets, with changes in fair value recorded in change in unrealized (loss) gain on investments in the consolidated statement of operations. Refer to Notes 5 and 14 for more information on the valuations of such investments.

Upfront costs and fees, such as origination, commitment, underwriting and structuring fees related to items for which the fair value option is elected, are recognized in earnings as incurred and not deferred.

Current Expected Credit Losses

The Company measures current expected credit losses (“CECL”) for loans held for investment at the end of each reporting period based on Accounting Standards Codification ("ASC") Topic 326, Financial Instruments – Credit Losses (“ASC 326”). The Company estimates its current expected credit loss reserve (“CECL Reserve”) on both the outstanding balances and unfunded commitments on loans held for investment and requires consideration of a broader range of historical experience adjusted for current conditions and reasonable and supportable forecast information to inform the CECL Reserve using a model that considers multiple datapoints and methodologies that may include the probability of default and expected loss given default for each individual loan, discounted cash flows (“DCF”), and other inputs which may include the risk rating of the loan, how recently the loan was originated compared to the measurement date, and expected prepayment if applicable. Calculation of the CECL Reserve requires loan specific data, which may include base information about the loan terms and other information about the borrower including but not limited to; fixed charge coverage ratio, loan-to-value, property type and geographic location. Estimating the CECL Reserve also requires significant judgment with respect to various factors, including but not limited to (i) the appropriate historical loan loss reference data, (ii) the expected timing of loan repayments, (iii) calibration of the likelihood of default to reflect the risk characteristics of the Company’s loan portfolio and (iv) the Company’s current and future view of the macroeconomic environment. The Company may consider loan-specific qualitative factors on certain loans to estimate its CECL Reserve, which may include (i) whether cash from the borrower’s operations is sufficient to cover the debt service requirements currently and into the future, (ii) the ability of the borrower to refinance the loan and (iii) the liquidation value of collateral. For loans where the Company has deemed the borrower/sponsor to be experiencing financial difficulty, the Company may elect to apply a practical expedient in which the fair value of the underlying collateral is compared to the amortized cost of the loan in determining a specific CECL allowance. In order to estimate the future expected loan losses relevant to the Company’s portfolio, the Company may consider historical market loan loss data provided by a third-party data service. The third party’s loan database includes historical loss data for commercial mortgage-backed securities (“CMBS”), which the Company believes is a reasonably comparable and available data set to its type of loans. See Note 3 of these consolidated financial statements for CECL related disclosures.

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

Fair Value Measurements

The Company may occasionally report selected financial assets and liabilities at fair value. The Company defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value measurement assumes that the transaction to sell the asset or transfer the liability takes place either in the principal market for the asset or liability, or, in the absence of a principal market, in the most advantageous market for the asset or liability. The Company discloses the fair value of its financial assets and liabilities based on observable market information where available or on market participant assumptions. These assumptions are subjective in nature and involve matters of judgment and, therefore, fair values cannot always be determined with precision. When determining fair value, the Company maximizes the use of observable inputs and minimizes the use of unobservable inputs. The three levels of the fair value hierarchy are as follows:

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

Stock-Based Compensation

The Company accounts for stock-based compensation issued to employees of the Manager and its affiliates and the members of the Board pursuant to an equity incentive compensation plan, titled the 2021 Omnibus Incentive Plan (the “2021 Plan”) at the date of grant based on the fair value of the award and recognizes the cost over the service period, which is usually the vesting period. Forfeitures are recognized as they occur. The fair value of equity-based compensation awards is based on the estimated fair value of the Company’s common stock, based on the Company’s stock price on grant date, and approved by the Board. Fair values of award grants also recognize any ongoing restrictions on the sale of securities.

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

Offering Costs

Costs associated with the offering of common shares of the Company including, but not limited to legal, accounting, printing, filing fees, and other fees incurred directly related to the offering, are capitalized as incurred. Deferred offering costs are charged to additional paid-in-capital upon the completion of an offering or ratably as securities relating to a shelf offering are sold. Should an offering of the authorized common stock of the Company prove to be unsuccessful, these deferred costs, as well as additional expenses to be incurred, will be charged to operations. Deferred offering costs are included in the line item, Other receivables and assets, net within the consolidated balance sheets in the amount of $132,044 and $136,143 as of December 31, 2025 and 2024, respectively.

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

Non-Accrual

Loans are generally placed on non-accrual status when principal or interest payments are past due 90 days or more or when there is reasonable doubt about the full recovery of principal and interest. Accrued and unpaid interest is generally reversed against interest income in the period the loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding the borrower’s ability to make pending principal and interest payments. Non-accrual loans are restored to accrual status when principal and interest payments are brought current, the borrower demonstrates sustained repayment performance, and/or the loan becomes well secured and is in the process of collection.

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

Related party receivables

Related party receivables represent interest and principal payments received from borrowers by the Company’s affiliated loan administrative agent prior to the balance sheet date that were not remitted to the Company until subsequent to the balance sheet date. The related party receivables as of December 31, 2025 were collected in January 2026.

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

The Financial Accounting Standards Board (“FASB”) ASC Topic 740, Income Taxes (“ASC 740”), prescribes a recognition threshold and measurement attribute for the consolidated financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company has analyzed its various federal and state filing positions and believes that its income tax filing positions and deductions are documented and supported as of December 31, 2025 and 2024. Based on the Company’s evaluation, there is no reserve for any uncertain income tax positions. Accrued interest and penalties, if any, are included within other liabilities in the consolidated balance sheets and within income tax expense on the consolidated statements of operations.

Earnings per Share

The Company calculates basic earnings / (loss) per share by dividing net income / (loss) allocable to common stockholders for the period by the weighted average shares of common stock outstanding for that period. Diluted earnings / (loss) per share takes into effect any dilutive instruments using the treasury stock method, except when doing so would be anti-dilutive. As of December 31, 2025 and 2024, there were dilutive instruments relating to restricted stock awards granted in connection with the 2021 Plan. See Note 12 included in these consolidated financial statements for the earnings per share calculations.

Segment Reporting

In accordance with ASC Topic 280: Segment Reporting ("ASC 280"), the Company has determined that it has a single operating segment. As a result, the Company's segment accounting policies are the same as described herein and the Company does not have any intra-segment sales nor transfer of assets. Refer to Note 15 for additional information.

Recent Accounting Pronouncements

In November 2024, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures ("ASC 2024-03"), which requires disaggregated disclosures of certain costs and expenses, including purchases of inventory, employee compensation, depreciation, amortization and depletion, within relevant income statement captions. ASU 2024-03 is effective for fiscal years beginning after December 15, 2025, and interim periods beginning with the first quarter ended March 31, 2028. Early adoption and retrospective application is permitted. The Company is currently evaluating the impact of this guidance on the Company's future consolidated financial statements.

In November 2025, the FASB issued ASU 2025-08, Financial Instruments—Credit Losses (Topic 326): Accounting for Purchased Loans. This ASU clarifies the accounting for certain purchased loans by requiring entities to recognize an allowance for expected credit losses at the time of purchase for loans that do not qualify as purchased credit-deteriorated assets. The guidance also clarifies the measurement and presentation of the allowance for credit losses and related interest income recognition for such purchased loans. ASU 2025-08 is effective for fiscal years beginning after December 15, 2026, including interim periods within those fiscal years. Early adoption is permitted. The ASU is required to be applied prospectively. The Company is currently evaluating the impact of the adoption of ASU 2025-08 on its consolidated financial statements and related disclosures.

3. LOANS HELD FOR INVESTMENT, NET

The Company primarily originates senior secured loans that it has the intent and ability to hold until maturity or payoff. Such loans are classified as held for investment and are reported on the consolidated balance sheets at amortized cost. Our loans bear interest rates that are either fixed or determined periodically on the basis of U.S. Prime Rate (“Prime”) or Secured Overnight Financing Rate (“SOFR”) plus a premium. Loans which bear interest on either Prime or SOFR are collectively referred to as "Floating-rate loans". The following tables present summarized information regarding our loans held for investment by interest rate type as of December 31, 2025 and 2024:

	As of December 31, 2025
	Total Principal	Original Issue Discount	Carrying Value	Percentage of loans held for investment
Fixed-rate loans	$154,680,286	$(803,019)	$153,877,267	37.6%
Floating-rate loans	256,394,802	(1,316,502)	255,078,300	62.4%
Total	$411,075,088	$(2,119,521)	$408,955,567	100.0%

	As of December 31, 2024
	Total Principal	Original Issue Discount	Carrying Value	Percentage of loans held for investment
Fixed-rate loans	$149,771,871	$(545,081)	$149,226,790	37.1%
Floating-rate loans	254,949,683	(1,699,427)	253,250,256	62.9%
Total	$404,721,554	$(2,244,508)	$402,477,046	100.0%

The following tables summarize the Company’s aggregate portfolio of loans held for investment, net of current expected credit loss reserve as of December 31, 2025 and 2024:

	As of December 31, 2025
	Outstanding Principal	Original Issue Discount	Carrying Value	Weighted Average Remaining Life (Years) (1)
Loans held for investment	$411,075,088	$(2,119,521)	$408,955,567	2.2
Current expected credit loss reserve	-	-	(5,062,785)
Total loans held at carrying value, net	$411,075,088	$(2,119,521)	$403,892,782

	As of December 31, 2024
	Outstanding Principal	Original Issue Discount	Carrying Value	Weighted Average Remaining Life (Years) (1)
Loans held for investment	$404,721,554	$(2,244,508)	$402,477,046	2.2
Current expected credit loss reserve	-	-	(4,346,869)
Total loans held at carrying value, net	$404,721,554	$(2,244,508)	$398,130,177

(1)
Weighted average remaining life is calculated based on the carrying value of the loans as of December 31, 2025 and 2024, respectively.

The following tables present changes in loans held at carrying value as of and for the years ended December 31, 2025 and 2024:

	Principal	Original Issue Discount	Current Expected Credit Loss Reserve	Carrying Value
Balance at December 31, 2024	$404,721,554	$(2,244,508)	$(4,346,869)	$398,130,177
Purchase of investments	79,412,079	(2,062,541)	-	77,349,538
Principal repayment of loans	(79,221,108)	-	-	(79,221,108)
Accretion of original issue discount	-	2,187,528	-	2,187,528
Capitalized PIK Interest	6,162,563	-	-	6,162,563
Increase in provision for current expected credit losses	-	-	(715,916)	(715,916)
Balance at December 31, 2025	$411,075,088	$(2,119,521)	$(5,062,785)	$403,892,782

	Principal	Original Issue Discount	Current Expected Credit Loss Reserve	Carrying Value
Balance at December 31, 2023	$355,745,305	$(2,104,695)	$(4,972,647)	$348,667,963
Purchase of investments	161,289,523	(1,836,952)	-	159,452,571
Principal repayment of loans	(102,461,111)	-	-	(102,461,111)
Accretion of original issue discount	-	1,697,139	-	1,697,139
Transfer of loan held for investment to loan held for sale	(19,000,000)		213,913	(18,786,087)
Capitalized PIK Interest	9,147,837	-	-	9,147,837
Increase in provision for current expected credit losses	-	-	411,865	411,865
Balance at December 31, 2024	$404,721,554	$(2,244,508)	$(4,346,869)	$398,130,177

A more detailed listing of the Company’s loans held at carrying value based on information available as of December 31, 2025, is as follows:

		Initial Funding	Maturity	Principal	Original Issue	Carrying	Percent of Loans held	Future		Periodic	YTM
Loan	Location(s)	Date (1)	Date (2)	Balance	Premium/(Discount)	Value	for investment	Fundings	Interest Rate (3)	Payment (4)	IRR (5)
1	Various	10/27/2022	10/30/2026	$15,771,067	$(97,600)	$15,673,467	3.8%	$-	P+6.5% Cash (8)	P&I	17.0%
2a	Michigan	12/31/2021	12/31/2026	27,110,506	(1,513)	27,108,993	6.6%	-	P+3% Cash (12)	P&I	16.8%
2b	Michigan	12/16/2025	12/31/2026	969,406	(9,286)	960,120	0.2%	-	0% Cash, 10% PIK	I/O	9.7%
4	Arizona	6/1/2024	6/17/2026	6,626,809	-	6,626,809	1.6%	-	11.91% Cash (18)	I/O	17.0%
6	Michigan	8/20/2021	1/30/2026	3,157,129	(1,537)	3,155,592	0.8%	-	P+6.5% Cash (12)(17)	P&I	17.2%
7	Illinois, Arizona	6/30/2025	6/30/2028	36,130,667	(447,376)	35,683,291	8.8%	-	P+5.75% Cash (9)	P&I	15.0%
8	West Virginia	8/30/2024	6/30/2026	8,491,943	-	8,491,943	2.1%	-	12% Cash	I/O	15.0%
9a	Pennsylvania	3/31/2025	3/31/2028	14,576,987	(55,030)	14,521,957	3.5%	-	9% Cash (13)	I/O	9.7%
9b	Pennsylvania	3/31/2025	3/31/2028	14,550,000	(53,007)	14,496,993	3.5%	-	9% Cash (13)	I/O	9.7%
12	Various	11/8/2021	10/31/2027	15,681,730	(81,354)	15,600,376	3.8%	-	P+7% Cash, 2% PIK (10)	P&I	19.8%
16	Florida	6/1/2025	1/29/2027	10,957,500	(98,309)	10,859,191	2.7%	-	16.75% Cash	P&I	26.9%
18	Ohio	12/31/2025	12/31/2026	47,164,373	-	47,164,373	11.5%	-	P+1.75% Cash, 5% PIK (9)(14)	I/O	17.9%
19	Florida	3/11/2022	12/31/2027	21,359,272	(37,269)	21,322,003	5.2%	-	11% Cash, 5% PIK	P&I	17.5%
21	Illinois	7/1/2022	7/29/2026	6,557,301	(10,107)	6,547,194	1.6%	-	P+7% Cash, 2% PIK (9)	P&I	23.3%
23	Arizona	3/27/2023	3/31/2027	1,380,000	(16,516)	1,363,484	0.3%	-	P+7.5% Cash (11)	P&I	18.7%
25	New York	7/1/2023	6/29/2036	22,068,401	-	22,068,401	5.4%	-	15% Cash	P&I	16.6%
27	Nebraska	8/15/2023	6/30/2027	17,200,000	-	17,200,000	4.2%	-	P+6.5% Cash (15)	I/O	15.5%
30	Missouri, Arizona	12/19/2023	12/31/2026	14,374,936	(49,431)	14,325,505	3.5%	-	P+7.75% Cash (12)	P&I	18.6%
31	California, Illinois	5/3/2023	9/30/2028	7,439,091	(156,626)	7,282,465	1.8%	-	P+8.75% Cash (10)	I/O	18.7%
34	Arizona	6/17/2024	5/29/2026	10,000,000	-	10,000,000	2.4%	-	11.91% Cash (18)	I/O	12.8%
35	California	8/23/2024	9/30/2028	24,941,850	(227,306)	24,714,544	6.1%	-	12% Cash, 3% PIK	P&I	16.6%
36	Illinois	10/28/2024	1/1/2027	27,150,398	(63,038)	27,087,360	6.6%	2,355,293	P+6.25% Cash (10)	P&I	15.0%
37	Various	11/26/2024	11/24/2028	16,961,689	(243,483)	16,718,206	4.1%	10,000,000	12% Cash, 1% PIK (16)	P&I	15.2%
38a	Various	12/13/2024	6/12/2026	2,065,000	(52,809)	2,012,191	0.5%	2,095,000	10% Cash (16)	I/O	15.3%
38b	Various	1/15/2025	6/12/2026	840,000	(21,600)	818,400	0.2%	-	10% Cash (16)	I/O	15.3%
40	Various	3/28/2025	7/28/2028	427,778	(19,837)	407,941	0.1%	-	SOFR +10.25% Cash (6)	P&I	20.4%
41	Ohio	3/1/2025	3/13/2027	271,429	(4,920)	266,509	0.1%	-	14.5% Cash	P&I	16.1%
42	Various	9/30/2025	2/28/2029	20,000,000	(83,881)	19,916,119	4.9%	16,666,667	SOFR +8.33% Cash (6)	P&I	15.3%
43	Missouri	8/20/2025	8/20/2028	11,849,826	(157,805)	11,692,021	2.9%	-	P+5.75% Cash (10)	P&I	15.4%
44	Various	12/31/2025	12/31/2028	5,000,000	(129,881)	4,870,119	1.2%	-	SOFR+10.24% Cash (7)	I/O	16.0%
			Subtotal	$411,075,088	$(2,119,521)	$408,955,567	100%	$31,116,960			16.3%

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
(7)
This Loan is subject to a SOFR floor of 3.72%
(8)
This Loan is subject to a prime rate floor of 6.25%
(9)
This Loan is subject to a prime rate floor of 7.00%
(10)
This Loan is subject to a prime rate floor of 7.50%
(11)
This Loan is subject to a prime rate floor of 8.00%
(12)
This Loan is subject to a prime rate floor of 8.50%
(13)
Loan #9, is comprised of two tranches, a $14.5 million first lien judgment loan (the "Judgment Loan") and a $14.6 million second lien term loan (the "Term Loan"). The Judgment Loan and the Term Loan bear interest at a rate of 9.0%. The Judgment Loan has no contractual maturity and will remain outstanding until paid by the obligor and the Term Loan has a maturity of March 31, 2028. For comparability to previously issued financial statements, management will continue to reference the Judgment Loan and the Term Loan, collectively, as Loan #9, and the maturity date presented represents the maturity date of the Term Loan. See Note 8 for additional information. On May 1, 2023, Loan #9 was placed on non-accrual status and remains on non-accrual as of December 31, 2025.
(14)
The borrower of Loan #18, FarmaceuticalRX, LLC and its subsidiaries and affiliates (“FRX”), is a related party. Certain common control affiliates of the Company can exercise significant influence over certain credit parties to the Loan Agreement with FRX by virtue of voting representation on its board of managers. During the years ended December 31, 2025 and 2024, the Company made principal advances $0 and $26.8 million, respectively, and has a carrying value of $47.1 million and $44.6 million as of the periods then ended. As of December 31, 2025, the carrying value of $47.1 million is included in the line item, “Loans held for investment – related party”. (Note 9)
(15)
This loan has floating grid pricing based on the Prime Rate plus a spread of 5.00% to 8.75% based on monthly annualized EBITDA performance. As of December 31, 2025, the applied interest rate is Prime Rate + 6.50%. On January 22, 2026 the outstanding principal balance of this loan was prepaid with all accrued unpaid interest due thereunder. The Company was notified of the expected prepayment as of December 31, 2025 and therefore no CECL reserve was estimated for this loan as of such date.
(16)
Loan #37 and Loan #38 bear unused fees on the unfunded commitment of 0.75% and 1.50% per annum, respectively.
(17)
Loan #6 was placed on non-accrual on May 9, 2025 and all accrued interest after April 1, 2025 was reversed at that time. This loan remains on non-accrual as of December 31, 2025.

(18)
Loan #4 and Loan #34 were placed on non-accrual on December 1, 2025 and all accrued interest through such date was reversed. These loans remain on non-accrual as of December 31, 2025 and the interest receivable balance relating to these loans was $0.

The following tables present aging analyses of past due loans by amortized cost, excluding the CECL reserve, as of December 31, 2025 and 2024. As of both December 31, 2025 and 2024, there was one loan with principal greater than 90 days past due.

	As of December 31, 2025
	Current Loans (1)	31-60 Days Past Due	61-90 Days Past Due	90+ Days Past Due	Total Past Due	Total Loans	Non- Accrual (2)
Loans held for investment	$408,955,567	$-	$-	$-	$-	$408,955,567	$48,801,351
Total	$408,955,567	$-	$-	$-	$-	$408,955,567	$48,801,351

	As of December 31, 2024
	Current Loans (1)	31-60 Days Past Due	61-90 Days Past Due	90+ Days Past Due (2)	Total Past Due	Total Loans	Non- Accrual (2)
Loans held for investment	$386,074,558	$-	$-	$16,402,488	$16,402,488	$402,477,046	$16,402,488
Total	$386,074,558	$-	$-	$16,402,488	$16,402,488	$402,477,046	$16,402,488
(1)
Loans 1-30 days past due are included in the current loans.
(2)
On May 1, 2023, Loan #9 was placed on non-accrual status. The Company was brought current on all interest and payments due on Loan #9 through December 31, 2025. Management elected to maintain the loan on non-accrual status until such time that the borrower demonstrates sustained ability to meet debt service obligations under both the Judgment Loan and the Term Loan. (Note 9). On May 9, 2025, Loan #6 was placed on non-accrual and remains on non-accrual as of December 31, 2025. On December 1, 2025, Loan #4 and Loan #34 were placed on non-accrual and remain on non-accrual as of December 31, 2025.

Non-Accrual Loans

As of December 31, 2025 and 2024, there were four and one loans placed on non-accrual status, respectively. As of December 31, 2025, the total aggregate principal balance and carrying value of loans placed on non-accrual was $48.9 million and $48.8 million, respectively. There is $0 interest receivable as of December 31, 2025 relating to loans placed on non-accrual status. As of December 31, 2024, the total aggregate principal balance and carrying value of loans placed on non-accrual was $16.4 million.

As more fully described in Note 8, Loan #9 was placed on non-accrual status as of May 1, 2023 and has a carrying value of approximately $29.0 million and $16.4 million as of December 31, 2025 and December 31, 2024. Loan #9 carried a reserve for current expected credit losses of approximately $0.5 million and $1.2 million as of December 31, 2025 and December 31, 2024, respectively. The Company ceased accruing interest on the first date of delinquency, based on expectation of its ability to collect all amounts then due from the borrower. As a result, there was no accrued interest to write-off when the loan was placed on non-accrual.

Loan #6 was placed on non-accrual status as of May 9, 2025 and had an outstanding principal balance and carrying value of approximately $3.2 million as of December 31, 2025. A Default Notice was sent to the borrower on May 9, 2025 specifying certain events of default such as outstanding tax liens and recent non-payment of interest and principal. Management has begun the process to exercise its rights and remedies under the loan documents.

Loan #4 and Loan #34 were placed on non-accrual status as of December 1, 2025 following periods of non-collection of interest since August 1, 2025. The loan and security agreements governing these loans include cross-default and cross-collateral provisions. Loan #4 and Loan #34 had an aggregate outstanding principal balance and carrying value of approximately $16.6 million as of December 31, 2025. At the time these loans were placed on non-accrual status $0.9 million of interest receivable was reversed, and interest receivable as of December 31, 2025 is $0.

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

The risk ratings are primarily determined based on current and historical performance metrics specific to each portfolio company, as well as consideration of future economic conditions and each borrower’s estimated ability to meet debt service requirements. The risk ratings shown in the following table as of December 31, 2025 and 2024 consider borrower specific credit history and performance and reflect a quarterly re-evaluation of overall current macroeconomic conditions affecting the Company’s borrowers, specifically those designated as held for investment.

As of December 31, 2025 and 2024, the carrying value, excluding the current expected credit loss reserve (the “CECL Reserve”), of the Company’s loans within each risk rating category by year of origination is as follows:

	As of December 31, 2025 (1)
Risk Rating	2025	2024	2023	2022	2021	Total
1	$-	$-	$17,200,000	$-	$-	$17,200,000
2	56,825,751	26,726,735	43,676,371	43,542,664	-	170,771,521
3	104,831,283	52,297,509	1,363,484	-	42,709,369	201,201,645
4	-	16,626,809	-	-	3,155,592	19,782,401
5	-	-	-	-	-	-
Total	$161,657,034	$95,651,053	$62,239,855	$43,542,664	$45,864,961	$408,955,567

	As of December 31, 2024 (1)
Risk Rating	2024	2023	2022	2021	Total
1	$1,111,224	$580,000	$41,045,793	$-	$42,737,017
2	63,823,279	64,896,824	90,874,764	24,239,380	243,834,247
3	34,653,247	2,466,705	27,110,506	13,687,904	77,918,362
4	10,000,000	-	-	27,987,420	37,987,420
5	-	-	-	-	-
Total	$109,587,750	$67,943,529	$159,031,063	$65,914,704	$402,477,046

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

Our portfolio weighted average real estate collateral coverage for loans held for investment was 1.2x as of December 31, 2025 compared to 1.1x as of December 31, 2024. New loan originations during the year ended December 31, 2025 had weighted average real estate coverage of approximately 1.8x, which increased the total real estate collateral coverage of the portfolio. The below tables presents our real estate collateral coverage ratio, for loans held for investment, net as of December 31, 2025 and 2024:

As of December 31, 2025 (1)
	< 1.0x	1.0x – 1.25x	1.25x – 1.5x	1.50x – 1.75x	1.75x – 2.0x	> 2.0x	Total
Fixed-rate	$79,144,978	$24,714,544	$41,525,802	$8,491,943	$-	$-	$153,877,267
Floating-rate	118,379,752	6,547,194	35,683,291	27,087,360	-	67,380,703	255,078,300
	$197,524,730	$31,261,738	$77,209,093	$35,579,303	$-	$67,380,703	$408,955,567

As of December 31, 2024 (1)
	< 1.0x	1.0x – 1.25x	1.25x – 1.5x	1.50x – 1.75x	1.75x – 2.0x	> 2.0x	Total
Fixed-rate	$45,029,665	$48,900,184	$43,750,558	$9,603,167	$-	$1,943,216	$149,226,790
Floating-rate	155,364,941	16,402,488	6,549,135	-	24,885,063	50,048,629	253,250,256
	$200,394,606	$65,302,672	$50,299,693	$9,603,167	$24,885,063	$51,991,845	$402,477,046

(1)
Real estate collateral coverage is calculated based upon the most recent third-party appraised values. The Company generally obtains new appraisals of all material real estate collateral at least once annually.

Geographic concentration of our loans held for investment is also a significant credit quality indicator. As of December 31, 2025 and 2024, our borrowers have operations in the jurisdictions in the table below:

As of December 31, 2025			As of December 31, 2024
Jurisdiction	Outstanding Principal (1)	Percentage of Our Loan Portfolio	Jurisdiction	Outstanding Principal (1)	Percentage of Our Loan Portfolio
Illinois	$76,736,737	19%	Ohio	$60,065,707	15%
Ohio	65,865,842	16%	Illinois	55,958,079	14%
Florida	56,317,033	14%	Florida	42,712,285	11%
Pennsylvania	46,114,129	11%	Missouri	38,208,259	9%
Michigan	31,237,041	8%	Pennsylvania	35,727,045	9%
California	27,316,846	7%	Michigan	32,068,629	8%
Arizona	26,326,748	6%	Arizona	28,023,340	7%
Missouri	26,139,970	6%	California	26,057,479	6%
New York	22,068,401	5%	New York	25,093,595	6%
Nebraska	17,200,000	4%	Maryland	21,835,901	5%
West Virginia	8,491,943	2%	Nebraska	17,400,000	4%
Other (2)	2,360,539	1%	West Virginia	8,491,943	2%
Texas	2,335,787	1%	Nevada	6,000,000	1%
Maryland	1,312,711	*%	Texas	2,756,870	1%
Massachusetts	731,146	*%	Massachusetts	2,626,423	1%
Nevada	225,199	*%	Minnesota	1,116,000	*%
Oregon	193,286	*%	Oregon	580,000	*%
Minnesota	101,730	*%	Other (2)	-	*%
Total	$411,075,088	100%	Total	$404,721,554	100%

* Less than 1%

(1) The principal balance of the loans not secured by real estate collateral are included in the jurisdiction representing the principal place of business.

(2) Represents Connecticut, Washington, and New Jersey

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

To estimate the historic loan losses relevant to the Company’s portfolio, the Company evaluates its historical loan performance, which includes zero realized loan losses since the inception of its operations. Additionally, the Company analyzed its repayment history, noting it has limited operating history, since its incorporation on March 30, 2021. However, the Company’s Sponsor and its affiliates have had operations for the past six fiscal years and have made investments in similar loans that have similar characteristics including interest rate, collateral coverage, guarantees, and prepayment/make whole provisions, which fall into the pools identified above, and may be considered by management in determining the extent to which a CECL Reserve shall be recorded.

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

Regarding the determination of value of real estate collateral, the Company generally cannot take the position of mortgagee-in-possession as long as the property is used by a cannabis operator, but it can request that the court appoint a receiver to manage and operate the subject real property until the foreclosure proceedings are completed. Additionally, while the Company cannot foreclose under state Uniform Commercial Code (“UCC”) and take title or sell equity in a licensed cannabis business, a potential purchaser of a delinquent or defaulted loan could. In order to estimate the future expected loan losses relevant to the Company’s portfolio, the Company utilizes historical market loan loss data obtained from a third-party database for commercial real estate loans, which the Company believes is a reasonably comparable and available data set to use as an input for its type of loans. The Company believes this dataset to be representative for future credit losses without historical loss data.

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

During the period ended December 31, 2025, the Company's CECL Reserve increased by approximately $0.7 million compared to December 31, 2024. On a relative size basis, the CECL reserve represented 1.23% and 1.06% of principal on our loans held for investment as of December 31, 2025 and December 31, 2024, respectively. The year over year increase in the CECL reserve results from a combination of changes in portfolio composition driven by new originations and repayments, as well as portfolio company specific events and credit quality changes that impacted expected loss estimates. The key drivers of the change in the CECL reserve during the comparative period are outlined below:

•
During the year ended December 31, 2025, the Company recorded reserves on new originations of approximately $28 thousand, which were offset by $42 thousand of reserves which existed at December 31, 2024 and were reversed as a result of full loan repayments. The net effect of the new originations and full repayments on the CECL reserve was approximately a $14 thousand decrease.
•
The CECL reserve relating to loans with a risk rating of "2" and "3" was $2.9 million or 0.8% of outstanding principal as of December 31, 2025 and $2.1 million or 0.6% of outstanding principal as of December 31, 2024. Management notes that loans risk rated "2" and "3" are generally deemed to be performing loans and generally carry similar CECL reserves,
•
The CECL reserve for loans included in risk rating "4" was $2.2 million or 11.3% of outstanding principal as of December 31, 2025 and $2.3 million or 6.0% of outstanding principal as of December 31, 2024. Loans that are risk rated "4"are high risk for potential loss and require regular monitoring.
•
Loans placed on non-accrual during the year, specifically Loan #4 and Loan #34, resulted in a $1.3 million increase to the CECL reserve. When the loans were placed on non-accrual status in December 2025, an aggregate of $0.9 million of accrued interest receivable was reversed. The non-performing nature of these loans as of December 31, 2025 is a key input to the Company's CECL analysis.
•
Loan #9(a)(b), which have been on non-accrual since May 2023, were restructured during 2025. The Company made incremental advances to fund accretive acquisitions which management expects to result in improved operating performance. As a result of the borrowers acquisitions, the estimated LTV ratio decreased by approximately 15% year over year. Additionally, in connection with the December 2025 advance, the Company collected all past due unpaid interest and the borrower was brought to current. Management elected to maintain Loan #9 on non-accrual status as of December 31, 2025 until such time that the borrower demonstrates sustained ability to meet debt service obligations for a minimum of 60 days. However; despite maintaining the loan on non-accrual, the decrease in LTV ratio and collection of past due interest were the primary drivers of a $0.7 million decrease in CECL reserve as of December 31, 2025, and offset the increase attributable to Loan #4 and #34.

Activity related to the CECL Reserve for outstanding balances and unfunded commitments on the Company’s loans held at carrying value and loans receivable at carrying value as of and for the years ended December 31, 2025 and 2024 is presented in the table below.

	Funded	Unfunded	Total
Balance at December 31, 2024	$4,346,869	$45,572	$4,392,441
Provision (benefit) for current expected credit losses	715,916	15,135	731,051
Balance at December 31, 2025	$5,062,785	$60,707	$5,123,492

	Funded	Unfunded	Total
Balance at December 31, 2023	$4,972,647	$3,092	$4,975,739
Provision (benefit) for current expected credit losses	(625,778)	42,480	(583,298)
Balance at December 31, 2024	$4,346,869	$45,572	$4,392,441

4. LOANS HELD FOR SALE

The Company's loans are generally classified as held for investment; however, once the Company decides to sell all or a portion of a loan, it is transferred from held for investment to held for sale and carried at the lower of amortized cost or fair value. There were no loans classified as held for sale as of December 31, 2025 and 2024. The table below presents activity of loans held for sale during the year ended December 31, 2024.

	Principal	Original Issue Discount	Unrealized Gains (Losses)	Fair Value
Balance at January 1, 2024	$-	-	$-	$-
Transfer of loans held for investment to loans held for sale	19,000,000	-	-	19,000,000
Sale of loan	(19,000,000)	-	-	(19,000,000)
Balance at December 31, 2024	$-	$-	$-	$-

5. LOANS, AT FAIR VALUE

As of December 31, 2024, the Company's portfolio included one loan held at fair value. The aggregate commitment under this loan was approximately $11.5 million and outstanding principal was $5.5 million as of December 31, 2024. As of December 31, 2024, there is $6.0 million of unfunded commitments related to the loan held at fair value. There were no loans held at fair value as of December 31, 2025.

The loan held at fair value as of December 31, 2024 was originated to a related party (Note 9), and is included within Loans, at fair value - related party on the consolidated balance sheets. The Company elected the fair value option for this asset due to other indebtedness of the borrower that is senior to our loan, uncertainty with respect to management's intent to hold to maturity or payoff given the related party nature of the investment.

The following table summarizes the Company's loan held at fair value as of December 31, 2024. There were no loans held at fair value as of December 31, 2025.

Loan	Location(s)	Maturity Date	Principal Balance	Amortized Cost	Fair Value	Interest Rate	Periodic Payment
39	Minnesota	6/26/2026	$5,500,000	$5,500,000	$5,335,000	10.5% Cash	I/O

		Subtotal	$5,500,000	$5,500,000	$5,335,000

As of December 31, 2024, the loan held at fair value was current on all interest and principal payments due.

6. INTEREST RECEIVABLE

As of December 31, 2025 and 2024, the Company had interest receivable of approximately $4.0 and $1.5 million.

The following tables categorize the aging of interest receivable on past due loans (including non-accrual loans) by class as of December 31, 2025 and 2024, respectively:

	As of December 31, 2025
	Current Loans	31-60 Days Past Due	61-90 Days Past Due	90+ Days Past Due (and accruing)	Total Past Due	Total Loans	Non- Accrual
Interest receivable	$4,009,800	$-	$-	$-	$-	$4,009,800	$-
Total	$4,009,800	$-	$-	$-	$-	$4,009,800	$-

	As of December 31, 2024
	Current Loans	31-60 Days Past Due	61-90 Days Past Due	90+ Days Past Due (and accruing)	Total Past Due	Total Loans	Non- Accrual
Interest receivable	$1,388,058	$65,765	$-	$-	$65,765	$1,453,823	$-
Total	$1,388,058	$65,765	$-	$-	$65,765	$1,453,823	$-

7. INTEREST RESERVE

As of December 31, 2025 and 2024, the Company had two loans and four loans that included a prepaid interest reserve, respectively.

The following table presents changes in interest reserves for the years ended December 31, 2025 and 2024:

	December 31, 2025	December 31, 2024
Beginning reserves	$1,297,878	$1,074,889
New reserves	176,760	4,194,597
Reserves disbursed	(1,461,952)	(3,971,608)
Ending reserve	$12,686	$1,297,878

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

As of December 31, 2025, the Revolving Loan has aggregate commitments of $110.0 million, which may be increased to $150.0 million pursuant to its accordion feature, and has a maturity date of June 30, 2028. The Revolving Loan bears interest, payable in cash in arrears, at a per annum rate equal to the greater of (1) the Prime Rate plus the applicable margin and (2) 3.25%. The applicable margin is derived from a floating rate grid based upon the ratio of debt to equity of CAL and increases from 0% at a ratio of 0.25 to 1 to 1.25% at a ratio of 1.5 to 1. The base interest rate in effect as of December 31, 2025 is 6.75%.

The Revolving Loan provides for certain affirmative covenants, including requiring us to deliver financial information and any notices of default, and conducting business in the normal course. Additionally, the Company must comply with certain financial covenants including: (1) maximum capital expenditures of $150,000, (2) maintaining a debt service coverage ratio greater than 1.35 to 1, and (3) maintaining a leverage ratio less than 1.50 to 1. As of December 31, 2025, the Company is in compliance with all financial covenants with respect to the Revolving Loan.

As of December 31, 2025 and 2024, unamortized debt issuance costs related to the Revolving Loan, including all amendments and amendments and restatements thereto, as applicable, of $246,620 and $305,075 respectively, are recorded in other receivables and assets, net on the consolidated balance sheets.

As of December 31, 2025, the Company had $60.9 million available under the Revolving Loan. Additionally, as of December 31, 2025, $122.6 million of loan principal is pledged as collateral in the borrowing base of the Revolving Loan.

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

The $50.0 million aggregate commitment was advanced on the closing date and proceeds were used to temporarily repay outstanding obligations on the Revolving Loan and for other working capital purposes. The Company incurred debt issuance costs of approximately $0.9 million related to the Unsecured Notes, which were capitalized and offset against the outstanding face value of the Unsecured Notes within the line item Notes Payable, net on the consolidated balance sheets. As of December 31, 2025 and 2024, the unamortized debt issuance costs associated with the Notes Payable were $665,541 and $903,750, respectively.

The Unsecured Notes provide for certain affirmative covenants, including requiring us to deliver certain financial information and any notices of default, and conducting business in the normal course. Additionally, the Company must comply with certain financial and non-financial covenants including but not limited to: (1) minimum stockholders' equity of $200.0 million, (2) maximum aggregate indebtedness of $225.0 million, subject to increase from time to time based upon ratable increases in stockholders' equity, and (3) maintenance of an investment-grade credit rating. As of December 31, 2025, the Company is in compliance with all financial covenants with respect to the Unsecured Notes.

The following table presents the mandatory scheduled principal payments on the Unsecured Notes:

Year	Notes Payable
2025	$-
2026	-
2027	-
2028	50,000,000
Total principal	$50,000,000
Deferred debt issuance costs included in notes payable	(665,541)
Total notes payable, net	$49,334,459

Interest Expense

The following table reflects a summary of interest expense incurred during the years ended December 31, 2025 and 2024.

	For the year ended December 31, 2025
	Notes Payable	Revolving Loan	Total Borrowings
Interest expense	$4,512,329	$2,430,976	$6,943,305
Unused fee expense	-	195,673	195,673
Amortization of debt issuance costs	238,209	168,454	406,663
Total interest expense	$4,750,538	$2,795,103	$7,545,641

	For the year ended December 31, 2024
	Notes Payable	Revolving Loan	Total Borrowings
Interest expense	$909,836	$5,892,908	$6,802,744
Unused fee expense	-	93,465	93,465
Amortization of debt issuance costs	48,165	208,833	256,998
Total interest expense	$958,001	$6,195,206	$7,153,207

9. RELATED PARTY TRANSACTIONS

Management Agreement

Pursuant to the Management Agreement, the Manager manages the loans and day-to-day operations of the Company, subject at all times to the further terms and conditions set forth in the Management Agreement and such further limitations or parameters as may be imposed from time to time by the Company’s Board.

The initial term of our Management Agreement was three years. After the initial term, our Management Agreement shall automatically renew every year for an additional one-year period, unless we or our Manager elect not to renew. Our Management Agreement may be terminated by us or our Manager under certain specified circumstances. Most recently on April 30, 2025, the Management Agreement was automatically renewed.

The Manager is entitled to receive base management fees (the “Base Management Fee”) that are calculated and payable quarterly in arrears, in an amount equal to 0.375% of the Company’s Equity, determined as of the last day of each such quarter; reduced by an amount equal to 50% of the pro rata amount of origination fees earned and paid to the Manager during the applicable quarter for loans that were originated on the Company’s behalf by the Manager or affiliates of the Manager (“Outside Fees”). For the years ended December 31, 2025 and 2024, the Base Management Fee payable was reduced by Outside Fees in the amount of $284,887 and $299,046, respectively.

In addition to the Base Management Fee, the Manager is entitled to receive incentive compensation (the “Incentive Compensation” or “Incentive Fees”) under the Management Agreement. The Company will pay Incentive Fees to the Manager based upon the Company’s achievement of targeted levels of Core Earnings, as defined in the Management Agreement. Incentive compensation for the years ended December 31, 2025 and 2024 was $3.7 million and $3.9 million, respectively.

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

The following table summarizes the related party fees and expenses incurred by the Company to the Manager, which are included in general administrative expense on the consolidated statements of operations for the years ended December 31, 2025 and 2024

	For the year ended December 31,
	2025	2024
Affiliate Payments
Management fees earned	$4,770,200	$4,437,447
Less: Outside Fees earned	(284,887)	(299,046)
Base management fees, net	4,485,313	4,138,401
Incentive fees	3,716,823	3,923,495
Total management and incentive fees earned	8,202,136	8,061,896
General and administrative expenses reimbursable to Manager	4,930,489	4,821,373
Total	$13,132,625	$12,883,269

General administrative expenses reimbursable to the Manager are included in the related party payable line item of the consolidated balance sheets as of December 31, 2025 and 2024. The following table presents amounts payable to the Manager as of December 31, 2025 and 2024:

	December 31, 2025	December 31, 2024
Management fees payable	$1,034,149	$925,671
Incentive fees payable	2,064,427	1,937,487
Management and incentive fees payable	3,098,576	2,863,158
General and administrative expenses reimbursable to Manager	2,214,920	2,043,403
Total	$5,313,496	$4,906,561

Co-Investment in Loans

From time to time, the Company may co-invest with other investment vehicles managed by its affiliates, in accordance with the Manager’s co-investment allocation policies. The Company is not obligated to provide, nor has it provided, any financial support to the other managed investment vehicles. As such, the Company’s risk is limited to the carrying value of its investment in any such loan. As of and for the years ended December 31, 2025 and 2024, 17 and 19 of the Company’s loans were co-invested by affiliates of the Company, respectively.

Certain syndicated co-investments originated by affiliates of the Manager may include other consideration, generally in the form of warrants or other equity interests. Prior to, or concurrent with, the origination of the investment, the Company may elect to assign the right (the “Assigned Right”) to the equity consideration to an affiliate, in exchange for an additional upfront fee in an amount equal to the fair value of the equity consideration on a pro-rata basis. During the years ended December 31, 2025 and 2024, the Company sold Assigned Rights amounting to $0 and $0.6 million, respectively.

Loan transactions with related parties

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

In December 2024, the Agent was granted a summary judgment against the borrower credit parties and related individuals. The judgment received in favor of the Agent was incremental to the equity acquired in the UCC Article 9 sale. The enforcement of such judgment and UCC sale was conditional upon the recognition and affiliation of members of the Agent by the Pennsylvania Department of Health (“PA DOH”).

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

On March 31, 2025, following completion of the foreclosure proceedings, the Company extinguished the original term loan, and the Agent distributed the assets acquired from the foreclosure to the Lenders pursuant to an Agreement Among Lenders by and between the Agent and Lenders (the "AAL"). Pursuant to the AAL, the affiliated co-lender received rights to the membership interests acquired in the UCC sale and intends to engage third-parties, as necessary, and is currently in the process of restoring the business to a fully operational status. Further pursuant to the AAL, in satisfaction of the original loan, the Company now holds two loans with an aggregate principal balance of approximately $16.5 million, comprised of a $14.5 million first lien judgment loan (the "Judgment Loan") and a $2.0 million second lien term loan (the "Term Loan"), which had an aggregate fair value of approximately $16.5 million, resulting in a gain on extinguishment of approximately $0.1 million. The fair value of each of the Judgment Loan and Term Loan was determined by the Manager's investment committee using Level 3 inputs under the discounted cash flow method.

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

During the year ended December 31, 2025, the Company advanced approximately $12.6 million of gross principal to the borrower of Loan #9. The use of proceeds of the advance included: (a) the acquisition of three operational dispensaries and (b) the payment of all past due accrued and unpaid interest and fees totaling approximately $1.7 million owed on existing senior indebtedness through December 31, 2025. In connection therewith, the borrower was brought to current on all interest and payments through December 31, 2025. Management elected to maintain Loan #9 on non-accrual status as of December 31, 2025 until such time that the borrower demonstrates sustained ability to meet debt service obligations under both the Judgment Loan and the Term Loan. (Note 3). As of December 31, 2025, Loan #9 is held on the consolidated balance sheets as a loan held for investment - related party with a carrying value of approximately $29.0 million.

Loan #18

The borrower of Loan #18, FarmaceuticalRX, LLC and its subsidiaries and affiliates (“FRX”), is a related party. Certain common control affiliates of the Company can exercise significant influence over certain credit parties to the Loan Agreement with FRX by virtue of voting representation on its board of managers. During the years ended December 31, 2025 and 2024, the Company made principal advances $0 and $26.8 million, respectively, and the loan has a carrying value of $47.1 million and $44.6 million as of the years then ended. As of December 31, 2025, the carrying value of $47.1 million is included in the line item, “Loans held for investment – related party”. As of December 31, 2025 and 2024, the Company had $0.7 million and $0 of accrued interest on its loan to FRX. All accrued interest as of December 31, 2025 is current (Note 6).

Loan #3 and Loan #33

The borrowers of Loan #3 and Loan #33, which were held as of December 31, 2024, are affiliates of Vireo Growth, Inc. ("Vireo"). In December 2024, John Mazarakis, who serves as our Executive Chairman of the Board, was appointed to serve as Chief Executive Officer and Co-Executive Chairman of the Board of Vireo. Certain affiliated investment funds that are managed by entities under common control with our Manager, and for which Mr. Mazarakis can exercise significant influence, also hold material equity interests in Vireo, causing the Company to classify transactions with Vireo to be related party transactions. The aggregate principal balance of these loans is included on the consolidated balance sheets as loans held for investment - related party (Note 3).

Loans, at fair value - related party

During the year ended December 31, 2024, the Company originated a loan to a subsidiary of Vireo, collateralized by real estate assets in Minnesota. The loan had a principal balance of $5.5 million and a carrying value of approximately $5.3 million as of December 31, 2024. The Company elected to record the investment at fair value under the fair value option. The Company recognized $1.5 million in underwriting and structuring fees from Vireo upon the origination of this loan, which was recognized on the Statement of Operations for the year ended December 31, 2024. This loan held under the fair value option was repaid during the year ended December 31, 2025 (Note 5).

10. COMMITMENTS AND CONTINGENCIES

Off-Balance Sheet Arrangements

Off-balance sheet commitments consist of unfunded commitments on delayed draw term loans. The Company does not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured investment vehicles, special purpose entities or variable interest entities, established to facilitate off-balance sheet arrangements or other contractually narrow or limited purposes. Further, the Company has not guaranteed any obligations of unconsolidated entities or entered into any commitment to provide additional funding to any such entities. As of December 31, 2025 and 2024, the Company had the following unfunded commitments on existing loans.

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

The following table summarizes our material commitments by year as of December 31, 2025:

	Total	2026	2027	2028	2029	2030	Thereafter
Undrawn commitments	$31,116,960	$18,761,667	$2,355,293	$10,000,000	$-	$-	$-
Total	$31,116,960	$18,761,667	$2,355,293	$10,000,000	$-	$-	$-

Other Contingencies

The Company from time to time may be a party to litigation in the normal course of business. As of December 31, 2025, the Company is not aware of any legal claims that could materially impact its business, financial condition or results of operations.

11. STOCKHOLDERS’ EQUITY

At-the-Market Offering Program (“ATM” Program”)

On June 20, 2023, the Company entered into separate At-the-Market Sales Agreement (each, a "Sales Agreement" and together, the “Previous Sales Agreements”) with BTIG, LLC, Compass Point Research & Trading, LLC and Oppenheimer & Co. Inc. (each a “Sales Agent” and together the “ Previous Sales Agents”) under which the Company may, from time to time, offer and sell shares of common stock, having an aggregate offering price of up to $75.0 million. Under the terms of the Previous Sales Agreement, the Company has agreed to pay the Previous Sales Agents a commission of up to 3.0% of the gross proceeds from each sale of common stock sold through the Sales Agents. On March 17, 2025, the Company entered into new separate at-the-market sales agreements (each a “New Sales Agreement” and together with the Previous Sales Agreements, the “Sales Agreements”) with BTIG, LLC, A.G.P./Alliance Global Partners LLC, ATB Capital Markets USA Inc. and Oppenheimer & Co. Inc., (each a “New Sales Agent” and together with the Previous Sales Agents, the “Sales Agents”), which increased the aggregate offering size of the at-the-market offering from $75 million to $100 million and reduced the maximum commission paid to the Sales Agents from 3.0% to 2.0% of the gross proceeds from each sale of common stock sold through the Sales Agents. Sales of common stock, if any, may be made in transactions that are deemed to be “at-the-market” offerings, as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended (the “Securities Act”).

During the years ended December 31, 2025 and 2024, the Company sold an aggregate of 64,557 and 2,489,290 shares of the Company’s common stock under the Sales Agreement, respectively, which generated proceeds, net of commissions and offering expenses, of approximately $0.9 million and $38.4 million, during the comparable periods. The weighted average price for sales of our common stock in connection with the ATM program was $16.01 and $15.90 for the year ended December 31, 2025 and 2024, respectively.

As of December 31, 2025, the shares of common stock sold pursuant to the registered direct offering in February 2023 and under the ATM Program are the only offerings that have been initiated under the Shelf Registration Statement.

Equity Incentive Plan

Concurrent with our IPO, the Company established the 2021 Plan, which is administered by the Compensation Committee of the Board. The 2021 Plan authorizes stock options, stock appreciation rights, restricted stock, stock bonuses, stock units, and other forms of awards granted or denominated in the Company’s common stock. The 2021 Plan retains flexibility to offer competitive incentives and to tailor benefits to specific needs and circumstances. Any award may be structured to be paid or settled in cash. The Company has, and currently intends to continue to grant restricted stock awards ("RSA's") to participants in the 2021 Plan, but it may also grant any other type of award available under the 2021 Plan in the future. Persons eligible to receive awards under the 2021 Plan include the Company’s officers and employees of the Manager and its affiliates or officers and employees of the Company’s subsidiaries, if any, the members of the Board, and certain consultants and other service providers.

As of December 31, 2025 and 2024, the maximum number of shares of the Company’s common stock that may be delivered pursuant to awards under the 2021 Plan (the “Share Limit”) equals 8.50% of the issued and outstanding shares of the Company’s common stock on a fully-diluted basis following the completion of the IPO. Shares that are subject to or underlie awards that expire or for any reason are cancelled or terminated, are forfeited, fail to vest, or for any other reason are not paid or delivered under the 2021 Plan will not be counted against the Share Limit and will again be available for subsequent awards under the 2021 Plan.

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

During the year ended December 31, 2025, RSA grants of 187,157 shares of common stock were granted to employees of our Manager and independent members of the Board. Pursuant to the respective award agreements, 171,944 RSA's granted to employees of the Manager vest annually in equal installments over a three-year period beginning on the first anniversary of the date of the grant. The remaining 15,213 RSA's granted to independent members of the Board vest annually over a one year period. Upon vesting, the vested restricted stock awards are exchanged for an equal number of shares of the Company’s common stock.

Forfeitures are recognized as they occur. There were 8,127 and 0 shares forfeited during the years ended December 31, 2025 and 2024, respectively. As individual awards and options become fully vested, stock-based compensation expense is adjusted to recognize actual forfeitures.

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

Based on the closing market price of our common stock on December 31, 2025 and 2024 of $12.26 and $15.42, respectively, the aggregate intrinsic value of our restricted stock awards was as follows:

	As of December 31, 2025		As of December 31, 2024
	Outstanding	Vested	Outstanding	Vested
Aggregate intrinsic value	$4,951,152	$4,916,235	$6,342,292	$3,182,441

The following table summarizes the restricted stock activity for the Company’s directors and officers and employees of the Manager during the years ended December 31, 2025 and 2024, and the balance of unvested restricted stock as of such dates.

	Unvested Restricted Stock	Weighted Average Grant Date Fair Value per Share
Balance at January 1, 2024	366,647	$14.86
Granted	187,335	15.59
Vested	(142,679)	15.00
Forfeited	-	-
Balance at December 31, 2024	411,303	$15.14
Granted	187,157	14.79
Vested	(186,487)	15.09
Forfeited	(8,127)	15.38
Balance at December 31, 2025	403,846	$15.00

Restricted stock compensation expense is based on the Company’s stock price at the date of the grant and is amortized over the vesting period. The share-based compensation expense for the Company was $3.4 million and $3.1 million for the years ended December 31, 2025 and 2024, respectively. The unamortized share-based compensation expense for the Company was approximately $3.7 million as of December 31, 2025, which the Company expects to recognize over the remaining weighted-average term of 1.4 years.

12. EARNINGS PER SHARE

The following information sets forth the computations of basic earnings per common share for the years ended December 31, 2025 and 2024:

	For the twelve months ended December 31,
	2025	2024
Net income attributable to common stockholders	$36,010,478	$37,045,403
Divided by:
Basic weighted average shares of common stock outstanding	21,003,635	19,279,501
Diluted weighted average shares of common stock outstanding	21,431,650	19,713,916
Weighted average earnings per common share	$1.71	$1.92
Weighted average earnings per common share - diluted	$1.68	$1.88

There were no anti-dilutive shares excluded from the computations of earnings per common share.

13. INCOME TAX

To qualify as a REIT, we must meet a number of organizational and operational requirements, including a requirement that we distribute annually to our stockholders at least 90% of our REIT taxable income prior to the deduction for dividends paid. To the extent that we distribute less than 100% of our REIT taxable income in any tax year (taking into account any distributions made in a subsequent tax year under Sections 857(b)(9) or 858 of the Code), we will pay tax at regular corporate rates on that undistributed portion. Furthermore, if we distribute less than the sum of 1) 85% of our ordinary income for the calendar year, 2) 95% of our capital gain net income for the calendar year, and 3) any undistributed shortfall from our prior calendar year (the “Required Distribution”) to our stockholders during any calendar year (including any distributions declared by the last day of the calendar year but paid in the subsequent year), then we are required to pay a non-deductible excise tax equal to 4% of any shortfall between the Required Distribution and the amount that was actually distributed. The 90% distribution requirement does not require the distribution of net capital gains. However, if we elect to retain any of our net capital gain for any tax year, we must notify our stockholders and pay tax at regular corporate rates on the retained net capital gain. Our stockholders must include their proportionate share of the retained net capital gain in their taxable income for the tax year, and they are deemed to have paid the REIT’s tax on their proportionate share of the retained capital gain. Furthermore, such retained capital gain may be subject to the nondeductible 4% excise tax. If it is determined that our estimated current year taxable income will be in excess of estimated dividend distributions (including capital gain dividend) for the current year from such income, we will accrue excise tax on estimated excess taxable income as such taxable income is earned. The annual expense is calculated in accordance with applicable tax regulations. Excise tax expense, if any, is included in the line item, income tax expense. For the years ended December 31, 2025 and 2024, we did not incur excise tax expense. The income tax provision for the Company was $0 for the years ended December 31, 2025 and 2024.

As of December 31, 2025 and 2024, the Company does not have any unrecognized tax benefits.

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

Recurring Fair Value Measurements

The table presented below summarizes the Company’s financial assets and liabilities measured at fair value as of December 31, 2025 and 2024. There were no financial assets and liabilities measured at fair value as of December 31, 2025.

	As of December 31, 2024
	Level 1	Level 2	Level 3	Total
Financial assets:
Loans, at fair value - related party	$-	$-	$5,335,000	$5,335,000

The following table presents changes in loans at fair value that use Level 3 inputs for the year ended December 31, 2025:

For the year ended December 31, 2025
Loans, at fair value - related party
Balance at December 31, 2024	$5,500,000
Transfers out of Level 3	(5,500,000)
Balance at December 31, 2025	$-

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

Financial Assets and Liabilities Not Measured at Fair Value

As of December 31, 2025 and 2024, the carrying values and fair values of the Company’s financial assets and liabilities recorded at amortized cost are as follows:

		As of December 31,		As of December 31,
		2025		2024
	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Loans held for investment	3	$408,955,567	$407,364,639	$402,477,046	$399,771,293
Cash and cash equivalents	1	14,948,884	14,948,884	26,400,448	26,400,448
Interest receivable	2	4,009,800	4,009,800	1,453,823	1,453,823
Other receivables and assets, net	2	874,245	874,245	459,187	459,187
Related party receivables	2	1,189,937	1,189,937	3,370,339	3,370,339

Financial liabilities:
Revolving loan	2	49,100,000	48,853,380	55,000,000	54,694,925
Notes payable, net	2	49,334,459	49,383,677	49,096,250	49,306,996
Dividend payable	2	11,157,220	11,157,220	13,605,153	13,605,153
Related party payables	2	2,214,920	2,214,920	2,043,403	2,043,403
Management and incentive fees payable	2	3,098,576	3,098,576	2,863,158	2,863,158
Interest payable	2	1,348,334	1,348,334	1,149,021	1,149,021
Accounts payable and other liabilities	2	834,977	834,977	1,136,014	1,136,014
Interest reserve	2	12,686	12,686	1,297,878	1,297,878

Our loans are generally held for investment and are substantially secured by real estate, equipment, licenses and other assets of the borrowers to the extent permitted by the applicable laws and the regulations governing such borrowers. The aggregate fair value of the Company’s loans held for investment was $407,364,639 and $399,771,293, with gross unrecognized holding losses of $1.6 million and $2.7 million as of December 31, 2025 and 2024, respectively. The fair values, which are classified as Level 3 in the fair value hierarchy, are estimated using discounted cash flow models based on current market inputs for similar types of arrangements. The primary sensitivity in these models is based on the selection of appropriate discount rates. Fluctuations in these assumptions could result in different estimates of fair value.

15. SEGMENT REPORTING

The Company uses the management approach to determine reportable operating segments. The Company operates through a single operating and reporting segment with an investment objective to generate both current income and capital appreciation through its investments in loans. The management approach considers the internal organization and reporting used by the Company’s Co-Chief Executive Officers, the Chief Financial Officer, and the President which comprise the chief operating decision maker (“CODM”) for making decisions, allocating resources and assessing performance. The CODM assesses the performance and makes operating decisions of the Company on a consolidated basis primarily based on the Company’s net income, as presented on the consolidated statement of operations. In addition to other factors and metrics, the CODM utilizes net income as a key determinant of the amount of dividends to be distributed to the Company's stockholders.

As the Company’s operations comprise of a single reporting segment, the segment assets are reflected on the accompanying consolidated balance sheet as “total assets” and the significant segment expenses are listed on the accompanying consolidated statement of operations.

16. DIVIDENDS AND DISTRIBUTIONS

The following table summarizes the Company’s dividends declared during the years ended December 31, 2025 and 2024:

	Record Date	Payment Date	Common Share Distribution Amount	Taxable Ordinary Income	Return of Capital	Section 199A Dividends
Regular cash dividend	3/31/2025	4/15/2025	$0.47	$0.47	$-	$0.47
Regular cash dividend	6/30/2025	7/15/2025	$0.47	$0.47	$-	$0.47
Regular cash dividend	9/30/2025	10/15/2025	$0.47	$0.47	$-	$0.47
Regular cash dividend	12/31/2025	1/15/2026	$0.47	$0.47	$-	$0.47
Total cash dividend			$1.88	$1.88	-	$1.88

	Record Date	Payment Date	Common Share Distribution Amount	Taxable Ordinary Income	Return of Capital	Section 199A Dividends
Regular cash dividend	3/28/2024	4/15/2024	$0.47	$0.47	$-	$0.47
Regular cash dividend	6/28/2024	7/15/2024	$0.47	$0.47	$-	$0.47
Regular cash dividend	9/30/2024	10/15/2024	$0.47	$0.47	$-	$0.47
Regular cash dividend	12/31/2024	1/13/2025	$0.47	$0.47	$-	$0.47
Special cash dividend	12/31/2024	1/13/2025	$0.18	$0.18	$-	$0.18
Total cash dividend			$2.06	$2.06	$-	$2.06

17. SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date on which these financial statements were issued. Other than the items listed below, there have been no subsequent events that occurred during such period that required adjustment or disclosure in the consolidated financial statements.

Payment of Dividend

On January 15, 2026, the Company paid its regular quarterly dividend of $0.47 per common share relating to the fourth quarter of 2025 to stockholders of record as of the close of business on December 31, 2025. The total amount of the cash dividend payment was approximately $9.8 million.

Investment Activity

During the period from January 1, 2026 to March 12, 2026, the Company advanced new gross loan principal of approximately $51.1 million, comprised of $16.2 million to new borrowers and $34.9 million to existing borrowers on delayed draw and revolving loan facilities.

Additionally, the Company received a total of approximately $40.4 million in loan repayments, comprised of $3.1 million in scheduled amortization payments, $4.4 million in partial prepayments, and $32.9 million from the full prepayments of Loan #1 and Loan #27, which included all accrued interest and fees due thereunder.

Revolving Loan

During the period from January 1, 2026 through March 12, 2026, the Company had net borrowings/(repayments) on the Revolving Loan of $8.0 million. As of March 12, 2026, the Company's Revolving Loan has an outstanding balance of $57.1 million and remaining borrowing availability of $52.9 million.

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

In connection with the preparation of this annual report on Form 10-K, our management, including the Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2025. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2025 to ensure that (a) information required to be disclosed in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the forms and rules of the SEC and (b) such information is accumulated and communicated to management, including the Principal Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosures.

Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act). Our management, including our Principal Executive Officer and Principal Financial Officer, evaluated, as of December 31, 2025, the effectiveness of our internal control over financial reporting using the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our internal controls, as of December 31, 2025, were effective.

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

Item 9B. Other Information

(a) On March 8, 2026, Andreas Bodmeier resigned from his positions as President and Chief Investment Officer of the Company, effective immediately. Mr. Bodmeier’s resignation is not a result of any disagreement with the Company or on any matter relating to the Company’s operations, policies or practices.

On March 9, 2026, the board of directors of the Company appointed David Kite to the position of President, effective March 9, 2026. Mr. Kite currently serves as our Chief Operating Officer and will serve as President of the Company until his successor has been duly elected and qualified, or until the earlier of his resignation or removal.

Mr. Kite, age 55, has served as Chief Operating Officer of the Company since December 2021. Mr. Kite began his career as a commodities trader with Commodities Corp where legendary traders Paul Tudor Jones, Bruce Kovner and Louis Bacon launched their careers. Soon after, Mr. Kite founded K&K Capital Management, where he created a proprietary trading strategy which at its peak managed in excess of $250 million. In 2013, Mr. Kite transitioned to real estate as Partner and Chief Operating Officer of Free Market Ventures, a boutique private equity real estate company, where he developed over 200 multifamily units, built over 100,000 square feet of cannabis cultivation warehouses, acquired and managed over 250,000 square feet of office space, purchased in excess of $25 million in distressed debt and receiver liens and oversaw all aspects of the company including deal structure, capital raising, debt financing, due diligence, acquisitions, asset management and dispositions. Mr. Kite holds a BA in Economics from the University of Illinois and an MBA from the University of Chicago Booth School of Business.

(b) None of the Company’s officers or directors have adopted, modified or terminated trading plans under either a Rule 10b5-1 or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933) for the three months and year ended December 31, 2025.

Insider Trading Policy

The Company has adopted an insider trading policy governing the purchase, sale or other dispositions of our securities applicable to its directors, officers and employees, which is included as an exhibit to this annual report on Form 10-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable.

PART III

We will file a definitive Proxy Statement for our 2026 Annual Meeting of Stockholders (the “2026 Proxy Statement”) with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of the 2026 Proxy Statement that specifically address the items set forth herein are incorporated by reference.

Item 10. Directors, Executive Officers and Corporate Governance

The information required by Item 10 is hereby incorporated by reference from our 2026 Proxy Statement.

Item 11. Executive Compensation

The information required by Item 11 is hereby incorporated by reference from our 2026 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is hereby incorporated by reference from our 2026 Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is hereby incorporated by reference from our 2026 Proxy Statement.

Item 14. Principal Accountant Fees and Services

The information required by Item 14 is hereby incorporated by reference from our 2026 Proxy Statement.

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
10.5

Fifth Amended and Restated Loan and Security Agreement, dated as of February 28, 2024, among Chicago Atlantic Lincoln, LLC, Chicago Atlantic Real Estate Finance, Inc., the other Persons from time to time party thereto, as borrowers; and the financial institutions party thereto, as Lenders (Incorporated by reference to Annual Report on Form 10-K, filed on March 12, 2024)**

10.6

Loan Agreement, dated as of October 18, 2024, among Chicago Atlantic Real Estate Finance, Inc., and the financial institutions party thereto, as Lenders (Incorporated by reference to the Registrant's Current Report on Form 8-K, filed on October 23, 2024).

10.7

First Amendment to the Sixth Amended and Restated Loan and Security Agreement, dated as of August 5, 2025, among Chicago Atlantic Lincoln, LLC, Chicago Atlantic Real Estate Finance, Inc., the other Persons from time to time party thereto, as borrowers; and the financial institutions party thereto, as Lenders (incorporated by reference to Exhibit 10.7 of the Registrant's Quarterly Report on Form 10-Q, filed on August 7, 2025).

19.1	Statement of Policy on Insider Trading (Incorporated by reference to the Registrant's Annual Report on Form 10-K, filed on March 12, 2025)
21.1	List of Subsidiaries of the Registrant (Incorporated by reference to the Registrant’s Registration Statement on Form S-11 (File No. 333-260505), filed on October 26, 2021).
23.1	Consent of BDO USA, P.C, Independent Registered Public Accounting Firm.*
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*
32.1	Certification of Principal Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.*
32.2	Certification of Principal Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.*
97	Chicago Atlantic Real Estate Finance, Inc. Dodd-Frank Clawback Policy. (Incorporated by reference to the Registrant's Annual Report on Form 10-K, filed on March 12, 2024).
101.INS	Inline XBRL Instance Document–the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document.*
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* Filed herewith

** In accordance with Item 601(b)(10) of Regulation S-K, certain provisions or terms of the Agreement have been redacted. The Company will provide an unredacted copy of the exhibit on a supplemental basis to the SEC or its staff upon request.

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 12, 2026.

CHICAGO ATLANTIC REAL ESTATE FINANCE, INC.

By:	/s/ Peter Sack
Peter Sack
Co-Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Peter Sack	/s/ Phillip Silverman
Peter Sack	Phillip Silverman
Co-Chief Executive Officer and Director (Principal Executive Officer)	Chief Financial Officer (Principal Financial and Accounting Officer)
March 12, 2026	March 12, 2026

/s/ John Mazarakis	/s/ Dr. Jason Papastavrou
John Mazarakis	Dr. Jason Papastavrou
Director	Independent Director
March 12, 2026	March 12, 2026

/s/ Anthony Cappell	/s/ Brandon Konigsberg
Anthony Cappell	Brandon Konigsberg
Co-Chief Executive Officer and Director	Independent Director
March 12, 2026	March 12, 2026

/s/ Elizabeth Stavola	/s/ Michael L. Steiner
Elizabeth Stavola	Michael L. Steiner
Independent Director	Independent Director
March 12, 2026	March 12, 2026