Form 10-Q
period 2026-03-31
Chicago Atlantic Real Estate Finance, Inc.
filed 2026-05-07
CIK 1867949

inte

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 1, 2026
Common stock, $0.01 par value	21,207,228

CHICAGO ATLANTIC REAL ESTATE FINANCE, INC.

TABLE OF CONTENTS

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CHICAGO ATLANTIC REAL ESTATE FINANCE, INC.

CONSOLIDATED BALANCE SHEETS

	March 31, 2026	December 31, 2025
	(unaudited)
Assets
Loans held for investment	$332,462,151	$332,772,244
Loans held for investment - related party (Note 7)	76,775,335	76,183,323
Loans held for investment, at carrying value	409,237,486	408,955,567
Current expected credit loss reserve	(8,680,583)	(5,062,785)
Loans held for investment at carrying value, net	400,556,903	403,892,782
Cash and cash equivalents	27,855,945	14,948,884
Interest receivable	4,907,288	4,009,800
Other receivables and assets, net	2,562,700	874,245
Related party receivables	65,776	1,189,937
Total Assets	$435,948,612	$424,915,648

Liabilities
Revolving loan	$67,050,000	$49,100,000
Notes payable, net	49,393,248	49,334,459
Dividend payable	11,347,028	11,157,220
Related party payables	1,453,942	2,214,920
Management and incentive fees payable	1,719,495	3,098,576
Interest payable	310,106	1,348,334
Accounts payable and other liabilities	1,242,135	834,977
Interest reserve	10,000	12,686
Total Liabilities	132,525,954	117,101,172
Commitments and contingencies (Note 8)

Stockholders' equity
Common stock, par value $0.01 per share, 100,000,000 shares authorized and 21,080,272 and 21,080,272 shares issued and outstanding, respectively	210,803	210,803
Additional paid-in-capital	323,991,208	323,125,854
Accumulated deficit	(20,779,353)	(15,522,181)
Total stockholders' equity	303,422,658	307,814,476

Total liabilities and stockholders' equity	$435,948,612	$424,915,648

The accompanying notes are an integral part of these consolidated financial statements.

CHICAGO ATLANTIC REAL ESTATE FINANCE, INC.

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	For the three months ended March 31,
	2026	2025
Revenues
Interest income	$15,164,688	$15,107,315
Interest expense	(2,040,602)	(2,065,382)
Net interest income	13,124,086	13,041,933

Expenses
Management and incentive fees, net	1,719,495	1,735,533
General and administrative expense	1,151,474	1,196,106
Professional fees	503,548	492,946
Stock based compensation	865,354	649,312
Provision (benefit) for current expected credit losses	3,837,851	(1,073,276)
Total expenses	8,077,722	3,000,621
Change in unrealized loss on investment	(206,000)	-
Net income before income taxes	4,840,364	10,041,312
Income tax expense	-	-
Net income	$4,840,364	$10,041,312

Earnings per common share:
Basic earnings per common share	$0.23	$0.48
Diluted earnings per common share	$0.23	$0.47

Weighted average number of common shares outstanding:
Basic weighted average shares of common stock outstanding	21,080,272	20,858,466
Diluted weighted average shares of common stock outstanding	21,484,118	21,264,891

The accompanying notes are an integral part of these consolidated financial statements.

CHICAGO ATLANTIC REAL ESTATE FINANCE, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2026

	Common Stock		Additional Paid-In-	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Equity

Balance at December 31, 2025	21,080,272	210,803	323,125,854	(15,522,181)	307,814,476
Stock-based compensation, net of forfeitures	-	-	865,354	-	865,354
Dividends declared on restricted stock awards	-	-	-	(189,808)	(189,808)
Dividends declared on common shares ($.47 per share)	-	-	-	(9,907,728)	(9,907,728)
Net income	-	-	-	4,840,364	4,840,364
Balance at March 31, 2026	21,080,272	$210,803	$323,991,208	$(20,779,353)	$303,422,658

THREE MONTHS ENDED MARCH 31, 2025

	Common Stock		Additional Paid-In-	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Equity

Balance at December 31, 2024	20,829,228	$208,292	$318,886,768	$(10,136,963)	308,958,097
Issuance of common stock, net of offering costs	64,557	646	950,760	(1)	951,405
Stock-based compensation, net of forfeitures	-	-	649,312	-	649,312
Dividends declared on restricted stock awards	-	-	-	(151,764)	(151,764)
Dividends declared on common shares ($.47 per share)	-	-	-	(9,668,315)	(9,668,315)
Net income	-	-	-	10,041,312	10,041,312
Balance at March 31, 2025	20,893,785	208,938	320,486,840	(9,915,731)	310,780,047

The accompanying notes are an integral part of these consolidated financial statements.

CHICAGO ATLANTIC REAL ESTATE FINANCE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the three months ended March 31,
	2026	2025
Operating activities
Net income	$4,840,364	$10,041,312

Adjustments to reconcile net income to net cash provided by operating activities:
Accretion of deferred loan origination fees and other discounts	(737,540)	(369,971)
Paid-in-kind interest	(1,275,042)	(1,595,058)
Provision (benefit) for current expected credit losses	3,837,851	(1,073,276)
Change in unrealized loss on investment	206,000	-
Amortization of debt issuance costs	83,451	110,309
Stock based compensation	865,354	649,312

Changes in operating assets and liabilities:
Interest receivable	(897,488)	(62,075)
Other receivables and assets, net	(1,889,436)	(116,936)
Interest reserve	(2,686)	(771,066)
Related party payables	(760,978)	(456,894)
Related party receivables	1,124,161	2,141,780
Management and incentive fees payable	(1,379,081)	(1,127,625)
Interest payable	(1,038,228)	214,526
Accounts payable and accrued expenses	187,105	40,830
Net cash provided by operating activities	3,163,807	7,625,168

Cash flows from investing activities
Issuance of and fundings of loans held for investment	(49,834,741)	(3,663,318)
Principal repayment of loans held for investment	51,565,404	9,170,628
Net cash provided by investing activities	1,730,663	5,507,310

Cash flows from financing activities
Proceeds from sale of common stock	-	1,033,474
Proceeds from borrowings on revolving loan	55,750,000	16,000,000
Repayment of borrowings on revolving loan	(37,800,000)	(33,000,000)
Dividends paid to common shareholders	(9,907,728)	(13,605,154)
Payment of offering costs	(29,681)	(82,069)
Net cash provided by/(used in) financing activities	8,012,591	(29,653,749)

Net increase/(decrease) in cash and cash equivalents	12,907,061	(16,521,271)
Cash and cash equivalents, beginning of period	14,948,884	26,400,448
Cash and cash equivalents, end of period	$27,855,945	$9,879,177

Supplemental disclosure of non-cash financing and investing activities
Interest reserve withheld from funding of loans	$1,082	$20,714
OID withheld from funding of loans held for investment	2,970,366	181,800
Dividends declared and not yet paid	10,097,536	9,820,079
Payable for investment purchased	-	500,000

Supplemental information:
Interest paid during the period	2,995,378	1,740,547

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

The Company is externally managed by Chicago Atlantic REIT Manager, LLC (the “Manager”), a Delaware limited liability company, pursuant to the terms of the management agreement dated May 1, 2021, and amended in October 2021, by and among the Company and the Manager (the "Management Agreement"). After the initial three-year term, the Management Agreement is automatically renewed for one-year periods unless the Company or the Manager elects not to renew in accordance with the terms of the Management Agreement. Following the initial term, the Management Agreement was most recently automatically renewed on April 30, 2025. The Manager conducts substantially all of the Company’s operations and provides asset management services for its real estate investments. For its services, the Manager is entitled to management fees and incentive compensation, both defined in, and in accordance with, the terms of the Management Agreement (Note 9). All of the Company’s investment decisions are made by the investment committee of the Manager, subject to oversight by the Company’s board of directors (the “Board”). The Manager is wholly-owned by Chicago Atlantic Group, LP. (the “Sponsor”).

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements and related notes of the Company have been prepared on the accrual basis of accounting and in conformity with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Our consolidated financial statements present the financial position, results of operations, and cash flows of Chicago Atlantic Real Estate Finance, Inc., and its wholly owned consolidated subsidiary, Chicago Atlantic Lincoln, LLC. All intercompany accounts and transactions have been eliminated in consolidation. Accordingly, these financial statements may not contain all disclosures required by generally accepted accounting principles. Reference should be made to Note 2 of the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K for the period ended December 31, 2025. In the opinion of the Company, all normal recurring adjustments have been made that are necessary to the fair statement of the results of operations and financial position as of and for the periods presented. Operating results for the three-month period ended March 31, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026.

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

Recent Accounting Pronouncements

In November 2024, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures ("ASC 2024-03"), which requires disaggregated disclosures of certain costs and expenses, including purchases of inventory, employee compensation, depreciation, amortization and depletion, within relevant income statement captions. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim periods beginning with the first quarter ended March 31, 2027. Early adoption and retrospective application is permitted. The Company is currently evaluating the impact of this guidance on the Company's future consolidated financial statements.

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

3. LOANS HELD FOR INVESTMENT, NET

The Company primarily originates senior secured loans that it has the intent and ability to hold until maturity or payoff. Such loans are classified as held for investment and are reported on the consolidated balance sheets at amortized cost. Our loans bear interest rates that are either fixed or determined periodically on the basis of U.S. Prime Rate (“Prime”) or Secured Overnight Financing Rate (“SOFR”) plus a premium. Loans which bear interest on either Prime or SOFR are collectively referred to as "Floating-rate loans". The following tables present summarized information regarding our loans held for investment by interest rate type as of March 31, 2026 and December 31, 2025:

	As of March 31, 2026
	Total Principal	Original Issue Discount	Carrying Value	Percentage of loans held for investment
Fixed-rate loans	$145,693,375	$(621,849)	$145,071,526	35.2%
Floating-rate loans	267,896,458	(3,730,498)	264,165,960	64.8%
Total	$413,589,833	$(4,352,347)	$409,237,486	100.0%

	As of December 31, 2025
	Total Principal	Original Issue Discount	Carrying Value	Percentage of loans held for investment
Fixed-rate loans	$154,680,286	$(803,019)	$153,877,267	37.6%
Floating-rate loans	256,394,802	(1,316,502)	255,078,300	62.4%
Total	$411,075,088	$(2,119,521)	$408,955,567	100.0%

The following tables summarize the Company’s aggregate portfolio of loans held for investment, net of current expected credit loss reserve as of March 31, 2026 and December 31, 2025:

	As of March 31, 2026
	Outstanding Principal	Original Issue Discount	Carrying Value	Weighted Average Remaining Life (Years) (1)
Loans held for investment	$413,589,833	$(4,352,347)	$409,237,486	2.2
Current expected credit loss reserve	-	-	(8,680,583)
Total loans held at carrying value, net	$413,589,833	$(4,352,347)	$400,556,903

	As of December 31, 2025
	Outstanding Principal	Original Issue Discount	Carrying Value	Weighted Average Remaining Life (Years) (1)
Loans held for investment	$411,075,088	$(2,119,521)	$408,955,567	2.2
Current expected credit loss reserve	-	-	(5,062,785)
Total loans held at carrying value, net	$411,075,088	$(2,119,521)	$403,892,782

(1)
Weighted average remaining life is calculated based on the carrying value of the loans as of March 31, 2026 and December 31, 2025, respectively.

The following tables present changes in loans held at carrying value as of and for the three months ended March 31, 2026 and 2025.

	Principal	Original Issue Discount	Current Expected Credit Loss Reserve	Carrying Value
Balance at December 31, 2025	$411,075,088	$(2,119,521)	$(5,062,785)	$403,892,782
Purchase of investments	52,805,107	(2,970,366)	-	49,834,741
Principal repayment of loans	(51,565,404)	-	-	(51,565,404)
Accretion of original issue discount	-	737,540	-	737,540
Capitalized PIK Interest	1,275,042	-	-	1,275,042
Increase in provision for current expected credit losses	-	-	(3,617,798)	(3,617,798)
Balance at March 31, 2026	$413,589,833	$(4,352,347)	$(8,680,583)	$400,556,903

	Principal	Original Issue Discount	Current Expected Credit Loss Reserve	Carrying Value
Balance at December 31, 2024	$404,721,554	$(2,244,508)	$(4,346,869)	$398,130,177
Purchase of investments	4,365,832	(181,800)	-	4,184,032
Principal repayment of loans	(9,170,628)	-	-	(9,170,628)
Accretion of original issue discount	-	369,971	-	369,971
Capitalized PIK Interest	1,595,058	-	-	1,595,058
Increase in provision for current expected credit losses	-	-	1,072,811	1,072,811
Balance at March 31, 2025	$401,511,816	$(2,056,337)	$(3,274,058)	$396,181,421

A more detailed listing of the Company’s loans held at carrying value based on information available as of March 31, 2026, is as follows:

		Initial Funding	Maturity	Principal	Original Issue	Carrying	Percent of Loans held	Future		Periodic	YTM
Loan	Location(s)	Date (1)	Date (2)	Balance	Premium/(Discount)	Value	for investment	Fundings	Interest Rate (3)	Payment (4)	IRR (5)
2a	Michigan	12/31/2021	12/31/2026	$27,110,506	$(1,140)	$27,109,366	6.6%	$-	P+3% Cash (11)	P&I	16.8%
2b	Michigan	12/16/2025	12/31/2026	2,306,200	(18,103)	2,288,097	0.6%	-	0% Cash, 10% PIK	I/O	9.7%
4	Arizona	6/1/2024	6/17/2026	6,626,809	-	6,626,809	1.6%	-	11.91% Cash (16)	I/O	17.0%
6	Michigan	8/20/2021	1/30/2026	3,157,129	(1,537)	3,155,592	0.8%	-	P+6.5% Cash (11)(15)	I/O	17.2%
7	Illinois, Arizona	6/30/2025	6/30/2028	36,130,667	(403,179)	35,727,488	8.7%	-	P+5.75% Cash (8)	P&I	15.0%
8	West Virginia	8/30/2024	6/30/2026	8,491,943	-	8,491,943	2.1%	-	12% Cash	I/O	15.0%
9a	Pennsylvania	3/31/2025	3/31/2028	14,576,987	(55,030)	14,521,957	3.5%	-	9% Cash (12)	P&I	9.7%
9b	Pennsylvania	3/31/2025	3/31/2028	14,550,000	(53,007)	14,496,993	3.5%	-	9% Cash (12)	P&I	9.7%
12	Various	11/8/2021	10/31/2027	15,327,206	(108,894)	15,218,312	3.7%	-	P+7% Cash, 2% PIK (9)	P&I	19.8%
18	Ohio	2/3/2022	12/31/2026	47,756,385	-	47,756,385	11.5%	-	P+1.75% Cash, 5% PIK (8)(13)	P&I	17.9%
19	Florida	3/11/2022	12/31/2027	21,198,768	(32,021)	21,166,747	5.1%	-	11% Cash, 5% PIK	P&I	17.5%
21	Illinois	7/1/2022	7/29/2026	6,427,098	(5,612)	6,421,486	1.6%	-	P+7% Cash, 2% PIK (8)	P&I	23.3%
23	Arizona	3/27/2023	3/31/2027	1,320,000	(12,666)	1,307,334	0.3%	-	P+7.5% Cash (10)	P&I	18.7%
25	New York	7/1/2023	6/29/2036	21,312,103	-	21,312,103	5.2%	-	15% Cash	P&I	16.6%
30	Missouri, Arizona	12/19/2023	12/31/2026	9,494,831	(24,577)	9,470,254	2.3%	-	P+7.75% Cash (11)(17)	I/O	18.6%
31	California, Illinois	5/3/2023	9/30/2028	7,439,091	(142,572)	7,296,519	1.8%	-	P+8.75% Cash (9)	I/O	18.7%
34	Arizona	6/17/2024	5/29/2026	10,000,000	-	10,000,000	2.4%	-	11.91% Cash (16)	I/O	12.8%
35	California	8/23/2024	9/30/2028	24,768,977	(203,942)	24,565,035	6.0%	-	12% Cash, 3% PIK	P&I	16.6%
36	Illinois	10/28/2024	1/1/2027	27,150,398	(47,494)	27,102,904	6.6%	2,355,293	P+6.25% Cash (9)(18)	P&I	15.0%
37	Various	11/26/2024	11/24/2028	17,006,837	(222,770)	16,784,067	4.1%		12% Cash, 1% PIK (14)	P&I	15.2%
38a	Various	12/13/2024	6/12/2026	2,065,000	(23,471)	2,041,529	0.5%	2,095,000	10% Cash (14)	I/O	15.3%
38b	Various	1/15/2025	6/12/2026	840,000	(9,600)	830,400	0.2%	-	10% Cash (14)	I/O	15.3%
40	Various	3/28/2025	7/28/2028	700,000	(20,428)	679,572	0.2%	-	SOFR +10.25% Cash (6)	I/O	20.4%
41	Ohio	3/1/2025	3/13/2027	271,429	(3,905)	267,524	0.1%	-	14.5% Cash	P&I	16.1%
42	Various	9/30/2025	2/28/2029	53,333,333	(281,528)	53,051,805	12.9%		SOFR +6.88% Cash (6)	P&I	13.2%
43	Missouri	8/20/2025	8/20/2028	11,398,314	(137,591)	11,260,723	2.8%	-	P+5.75% Cash (10)	P&I	15.4%
44	Various	12/31/2025	12/31/2028	4,940,000	(117,776)	4,822,224	1.2%	-	SOFR+10.19% Cash (7)	I/O	16.0%
45	Canada	1/8/2026	1/31/2031	16,211,500	(2,425,504)	13,785,996	3.9%	-	SOFR+6.25% Cash	P&I	18.7%
46	Various	3/17/2026	12/31/2026	1,678,322	-	1,678,322	0.4%	-	0% Cash, 13% PIK	I/O	12.7%

			Subtotal	$413,589,833	$(4,352,347)	$409,237,486	100%	$4,450,293			15.8%

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
(6)
This Loan is subject to a SOFR floor of 4.00%
(7)
This Loan is subject to a SOFR floor of 3.72%
(8)
This Loan is subject to a prime rate floor of 7.00%
(9)
This Loan is subject to a prime rate floor of 7.50%
(10)
This Loan is subject to a prime rate floor of 8.00%
(11)
This Loan is subject to a prime rate floor of 8.50%
(12)
Loan #9, is comprised of two tranches, a $14.5 million first lien judgment loan (the "Judgment Loan") and a $14.6 million second lien term loan (the "Term Loan"). The Judgment Loan and the Term Loan bear interest at a rate of 9.0%. The Judgment Loan has no contractual maturity and will remain outstanding until paid by the obligor and the Term Loan has a maturity of March 31, 2028. For comparability to previously issued financial statements, management will continue to reference the Judgment Loan and the Term Loan, collectively, as Loan #9, and the maturity date presented represents the maturity date of the Term Loan. See Note 7 for additional information. On May 1, 2023, Loan #9 was placed on non-accrual status but was restored to accrual status as of March 31, 2026.
(13)
The borrower of Loan #18, FarmaceuticalRX, LLC and its subsidiaries and affiliates (“FRX”), is a related party. Certain common control affiliates of the Company can exercise significant influence over certain credit parties to the Loan Agreement with FRX by virtue of voting representation on its board of managers. During the period ended March 31, 2026 and December 31, 2025, the Company made principal advances $0 and has a carrying value of $47.8 million and $47.1 million as of the periods then ended. As of March 31, 2026, the carrying value of $47.8 million is included in the line item, “Loans held for investment – related party”. (Note 7)
(14)
Loan #37 and Loan #38 bear unused fees on the unfunded commitment of 0.75% and 1.50% per annum, respectively.
(15)
Loan #6 was placed on non-accrual on May 9, 2025 and all accrued interest after April 1, 2025 was reversed at that time. This loan remains on non-accrual as of March 31, 2026. On April 6th, 2026, Loan #6 was repaid in full.
(16)
Loan #4 and Loan #34 were placed on non-accrual on December 1, 2025 and all accrued interest through such date was reversed. These loans remain on non-accrual as of March 31, 2026 and the interest receivable balance relating to these loans was $0.
(17)
Loan #30 was repaid in full on April 24, 2026.
(18)
In April 2026, Loan #36 was amended, which decreased the cash interest rate from 13.75% to 0% and increased the PIK rate from 0% to 21.25%.

The following tables present aging analyses of past due loans by amortized cost, excluding the CECL reserve, as of March 31, 2026 and December 31, 2025.

	As of March 31, 2026
	Current Loans (1)	31-60 Days Past Due	61-90 Days Past Due	90+ Days Past Due	Total Past Due	Total Loans	Non- Accrual (2)
Loans held for investment	$406,081,894	$3,155,592	$-	$-	$3,155,592	$409,237,486	$19,782,401
Total	$406,081,894	$3,155,592	$-	$-	$3,155,592	$409,237,486	$19,782,401

	As of December 31, 2025
	Current Loans (1)	31-60 Days Past Due	61-90 Days Past Due	90+ Days Past Due	Total Past Due	Total Loans	Non- Accrual (2)(3)
Loans held for investment	$408,955,567	$-	$-	$-	$-	$408,955,567	$48,801,351
Total	$408,955,567	$-	$-	$-	$-	$408,955,567	$48,801,351

(1)
Loans 1-30 days past due are included in the current loans.
(2)
On December 1, 2025, Loan #4 and Loan #34 were placed on non-accrual and remain on non-accrual as of March 31, 2026.On May 9, 2025, Loan #6 was placed on non-accrual and remains on non-accrual as of March 31, 2026. Loan #6 was repaid in full on April 6, 2026.
(3)
On May 1, 2023, Loan #9 was placed on non-accrual status. The Company was brought current on all interest and payments due on Loan #9 through December 31, 2025. Management elected to maintain the loan on non-accrual status until such time that the borrower demonstrates sustained ability to meet debt service obligations under both the Judgment Loan and the Term Loan. Loan #9 was restored to accrual status as of March 31, 2026. (Note 7).

Non-Accrual Loans

As of March 31, 2026 and December 31, 2025, there were three and four loans placed on non-accrual status.

As more fully described in Note 7, Loan #9 was placed on non-accrual status as of May 1, 2023 and has a carrying value of approximately $29.0 million as of both March 31, 2026 and December 31, 2025. Loan #9 carried a reserve for current expected credit losses of approximately $0.1 million and $0.5 million as of March 31, 2026 and as of December 31, 2025, respectively. In December 2025, the Company collected all past due unpaid interest and the borrower was current on all principal and interest payments. Management restored Loan #9 to accrual status as of March 31, 2026 as the borrower demonstrated sustained ability to meet debt service obligations for a minimum of 60 days.

Loan #6 was placed on non-accrual status as of May 9, 2025 and had an outstanding principal balance and carrying value of approximately $3.2 million as of March 31, 2026 and December 31, 2025. A Default Notice was sent to the borrower on May 9, 2025 specifying certain events of default such as outstanding tax liens and recent non-payment of interest and principal. Loan #6 was repaid on April 6, 2026.

Loan #4 and Loan #34 were placed on non-accrual status as of December 1, 2025 following periods of non-collection of interest since August 1, 2025. The loan and security agreements governing these loans include cross-default and cross-collateral provisions. Loan #4 and Loan #34 had an aggregate outstanding principal balance and carrying value of approximately $16.6 million as of March 31, 2026 and December 31, 2025. At the time these loans were placed on non-accrual status $0.9 million of interest receivable was reversed, and interest receivable as of March 31, 2026 and December 31, 2025 is $0.

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

The risk ratings are primarily determined based on current and historical performance metrics specific to each portfolio company, as well as consideration of future economic conditions and each borrower’s estimated ability to meet debt service requirements. The risk ratings shown in the following table as of March 31, 2026 and December 31, 2025 consider borrower specific credit history and performance and reflect a quarterly re-evaluation of overall current macroeconomic conditions affecting the Company’s borrowers, specifically those designated as held for investment.

As of March 31, 2026 and December 31, 2025, the carrying value, excluding the current expected credit loss reserve (the “CECL Reserve”), of the Company’s loans within each risk rating category by year of origination is as follows:

	As of March 31, 2026 (1)(2)
Risk Rating	2026	2025	2024	2023	2022	Total
1	$-	$-	$-	$9,470,254	$3,155,592	$12,625,846
2	-	54,561,777	26,606,564	7,296,519	75,344,618	163,809,478
3	15,464,318	83,117,482	25,276,010	22,619,437	42,327,678	188,804,925
4	-	267,524	37,102,904	-	-	37,370,428
5	-	-	6,626,809	-	-	6,626,809
Total	$15,464,318	$137,946,783	$95,612,287	$39,386,210	$120,827,888	$409,237,486

	As of December 31, 2025 (1)
Risk Rating	2025	2024	2023	2022	2021	Total
1	$-	$-	$17,200,000	$-	$-	$17,200,000
2	56,825,751	26,726,735	43,676,371	43,542,664	-	170,771,521
3	104,831,283	52,297,509	1,363,484	-	42,709,369	201,201,645
4	-	16,626,809	-	-	3,155,592	19,782,401
5	-	-	-	-	-	-
Total	$161,657,034	$95,651,053	$62,239,855	$43,542,664	$45,864,961	$408,955,567

(1)
Amounts are presented by loan origination year with subsequent advances on delayed draw facilities shown in the initial year of origination.
(2)
Loan #2(a), Loan #6 and Loan #12 were originated in 2021, but were classified as 2022 as of March 31,2026

Real estate collateral coverage is also a significant credit quality indicator, and real estate collateral coverage, excluding the CECL Reserve, was as follows as of March 31, 2026 and December 31, 2025:

As of March 31, 2026 (1)
	< 1.0x	1.0x – 1.25x	1.25x – 1.5x	1.50x – 1.75x	1.75x – 2.0x	> 2.0x	Total
Fixed-rate	$71,203,706	$41,191,844	$24,184,032	$8,491,943	$-	$-	$145,071,525
Floating-rate	88,341,068	9,470,254	122,303,684	-	-	44,050,955	264,165,961
	$159,544,774	$50,662,098	$146,487,716	$8,491,943	$-	$44,050,955	$409,237,486

As of December 31, 2025 (1)
	< 1.0x	1.0x – 1.25x	1.25x – 1.5x	1.50x – 1.75x	1.75x – 2.0x	> 2.0x	Total
Fixed-rate	$79,144,978	$24,714,544	$41,525,802	$8,491,943	$-	$-	$153,877,267
Floating-rate	118,379,752	6,547,194	35,683,291	27,087,360	-	67,380,703	255,078,300
	$197,524,730	$31,261,738	$77,209,093	$35,579,303	$-	$67,380,703	$408,955,567

(1)
Real estate collateral coverage is calculated based upon most recent third-party appraised values. The Company generally obtains new appraisals of all material real estate collateral at least once annually.

Geographic concentration of our loans held for investment is also a significant credit quality indicator. As of March 31, 2026 and December 31, 2025, our borrowers have operations in the jurisdictions in the table below:

As of March 31, 2026			As of December 31, 2025
Jurisdiction	Outstanding Principal (1)	Percentage of Our Loan Portfolio	Jurisdiction	Outstanding Principal (1)	Percentage of Our Loan Portfolio
Illinois	$85,259,003	21%	Illinois	$76,736,737	19%
Ohio	67,903,446	16%	Ohio	65,865,842	16%
Florida	64,542,243	16%	Florida	56,317,033	14%
Michigan	32,573,835	8%	Pennsylvania	46,114,129	11%
Pennsylvania	32,236,690	8%	Michigan	31,237,041	8%
Arizona	27,771,453	7%	California	27,316,846	7%
California	27,179,072	7%	Arizona	26,326,748	6%
Missouri	21,779,670	5%	Missouri	26,139,970	6%
New York	21,312,103	5%	New York	22,068,401	5%
Canada	16,211,500	4%	Nebraska	17,200,000	4%
West Virginia	8,491,943	2%	West Virginia	8,491,943	2%
Other (2)	2,584,377	1%	Other (2)	2,360,539	1%
Massachusetts	1,869,661	*%	Texas	2,335,787	1%
Texas	1,503,503	*%	Maryland	1,312,711	*%
Maryland	1,312,711	*%	Massachusetts	731,146	*%
Nevada	575,871	*%	Nevada	225,199	*%
Oregon	316,286	*%	Oregon	193,286	*%
Minnesota	166,467	*%	Minnesota	101,730	*%
Nebraska	-	*%	Canada	-	*%
Total	$413,589,833	100%	Total	$411,075,088	100%

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

During the period ended March 31, 2026, the Company's CECL Reserve increased by approximately $3.8 million compared to December 31, 2025. On a relative size basis, the CECL reserve represented 2.15% and 1.23% of principal on our loans held for investment as of March 31, 2026 and December 31, 2025 respectively. The period over period increase in the CECL reserve results from a combination of changes in portfolio composition driven by new originations and repayments, as well as portfolio company specific events and credit quality changes that impacted expected loss estimates. The key drivers of the change in the CECL reserve during the comparative period are outlined below:

•
During the three months ended March 31, 2026, the Company recorded reserves on new originations of approximately $0.6 million, which were offset by $0.1 million of reserves which existed at December 31, 2025 and were reversed as a result of full loan repayments. The net effect of new originations and full repayments on the CECL reserve was approximately a $0.5 million increase.
•
The CECL reserve relating to loans with a risk rating of "2" and "3" was $2.9 million or 0.7% of outstanding principal as of March 31, 2026 and $2.9 million or 0.8% of outstanding principal as of December 31, 2025 Management notes that loans risk rated "2" and "3" are generally deemed to be performing loans and generally carry similar CECL reserves.
•
The CECL reserve for loans included in risk rating "4" was $4.7 million or 1.15% of outstanding principal as of March 31, 2026 and $2.2 million or 0.6% of outstanding principal as of December 31, 2025. The increase during the period primarily relates to Loan #36, which has a CECL reserve of $2.6 million as of March 31, 2026. Loans that are risk rated "4" are high risk for potential loss and require regular monitoring.

•
Loans remaining on non-accrual, specifically Loan #4 and Loan #34, resulted in a $1.2 million increase to the CECL reserve compared to December 31, 2025. When the loans were placed on non-accrual status in December 2025, an aggregate of $0.9 million of accrued interest receivable was reversed.
•
Loan #9(a)(b), which was placed on non-accrual in May 2023, were restructured during 2025. The Company made incremental advances to fund accretive acquisitions which management expects to result in improved operating performance. In December 2025 the Company collected all past due unpaid interest and the borrower was brought to current. The CECL reserve decreased $328 thousand in the three months ended March 31, 2026. Management restored Loan #9 to accrual status as of March 31, 2026. The borrower demonstrated sustained ability to meet debt service obligations for a minimum of 60 days.
•
Loan #36 CECL reserve increased $2.6 million during the three months ended March 31, 2026. LTV increased to 96.4% as of March 31, 2026 from 65.3% as of December 31, 2025. Payments were delayed during the three months ended March 31, 2026, which resulted in deterioration in debt service coverage ratios. The Company collected all past due interest in early April 2026 and Management kept Loan #36 on accrual status as of March 31, 2026.

Activity related to the CECL Reserve for outstanding balances and unfunded commitments on the Company’s loans held at carrying value and loans receivable at carrying value as of and for the three months ended March 31, 2026 and 2025 is presented in the table below.

	Funded	Unfunded	Total
Balance at December 31, 2025	$5,062,785	$60,707	$5,123,492
Provision (benefit) for current expected credit losses	3,617,798	220,053	3,837,851
Balance at March 31, 2026	$8,680,583	$280,760	$8,961,343

	Funded	Unfunded	Total
Balance at December 31, 2024	$4,346,869	$45,572	$4,392,441
Provision (benefit) for current expected credit losses	(1,072,811)	(465)	(1,073,276)
Balance at March 31, 2025	$3,274,058	$45,107	$3,319,165

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

4. INTEREST RECEIVABLE

As of March 31, 2026 and December 31, 2025, the Company had interest receivable of approximately $4.9 million and $4.0 million, respectively.

The following tables categorize the aging of interest receivable on past due loans (including non-accrual loans) by class as of March 31, 2026 and December 31, 2025, respectively:

	As of March 31, 2026
	Current Loans	31-60 Days Past Due	61-90 Days Past Due	90+ Days Past Due (and accruing)	Total Past Due	Total Loans	Non- Accrual
Interest receivable	$4,164,636	$542,051	$200,601	$-	$742,652	$4,907,288	$-
Total	$4,164,636	$542,051	$200,601	$-	$742,652	$4,907,288	$-

	As of December 31, 2025
	Current Loans	31-60 Days Past Due	61-90 Days Past Due	90+ Days Past Due (and accruing)	Total Past Due	Total Loans	Non- Accrual
Interest receivable	$4,009,800	$—	$-	$-	$—	$4,009,800	$-
Total	$4,009,800	$—	$-	$-	$—	$4,009,800	$-

5. INTEREST RESERVE

The following table presents changes in interest reserves as of March 31, 2026 and December 31, 2025, respectively:

	March 31, 2026	December 31, 2025
Beginning reserves	$12,686	$1,297,878
New reserves	1,082	176,760
Reserves disbursed	(3,768)	(1,461,952)
Ending reserve	$10,000	$12,686

6. DEBT

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

As of March 31, 2026, the Revolving Loan has aggregate commitments of $110.0 million, which may be increased to $150.0 million pursuant to its accordion feature, and has a maturity date of June 30, 2028. The Revolving Loan bears interest, payable in cash in arrears, at a per annum rate equal to the greater of (1) the Prime Rate plus the applicable margin and (2) 3.25%. The applicable margin is derived from a floating rate grid based upon the ratio of debt to equity of CAL and increases from 0% at a ratio of 0.25 to 1 to 1.25% at a ratio of 1.5 to 1. The base interest rate in effect as of March 31, 2026 is 6.75%.

The Revolving Loan provides for certain affirmative covenants, including requiring us to deliver financial information and any notices of default, and conducting business in the normal course. Additionally, the Company must comply with certain financial covenants including: (1) maximum capital expenditures of $150,000, (2) maintaining a debt service coverage ratio greater than 1.35 to 1, and (3) maintaining a leverage ratio less than 1.50 to 1. As of March 31, 2026, the Company is in compliance with all financial covenants with respect to the Revolving Loan.

As of March 31, 2026 and December 31, 2025, unamortized debt issuance costs related to the Revolving Loan, including all amendments and amendments and restatements thereto, as applicable, of $221,958 and $246,620, respectively, are recorded in other receivables and assets, net on the consolidated balance sheets.

For the three months ended March 31, 2026, the Company had net proceeds of $18.0 million on the Revolving Loan. As of March 31, 2026, the Company had $67.1 million of borrowing available under the Revolving Loan. Additionally, as of March 31, 2026, $145.0 million of loans held for investment, at principal, are pledged as collateral in the borrowing base of the Revolving Loan.

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

The $50.0 million aggregate commitment was advanced on the closing date and proceeds were used to temporarily repay outstanding obligations on the Revolving Loan and for other working capital purposes. The Company incurred debt issuance costs of approximately $0.9 million related to the Unsecured Notes, which were capitalized and offset against the outstanding face value of the Unsecured Notes within the line item Notes Payable, net on the consolidated balance sheets. As of March 31, 2026 and December 31, 2025, the unamortized debt issuance costs associated with the Notes Payable were $606,752 and $665,541, respectively.

The Unsecured Notes provide for certain affirmative covenants, including requiring us to deliver certain financial information and any notices of default, and conducting business in the normal course. Additionally, the Company must comply with certain financial and non-financial covenants including but not limited to: (1) minimum stockholders' equity of $200.0 million, (2) maximum aggregate indebtedness of $225.0 million, subject to increase from time to time based upon ratable increases in stockholders' equity, and (3) maintenance of an investment-grade credit rating. As of March 31, 2026, the Company is in compliance with all financial covenants with respect to the Unsecured Notes.

The following table presents the mandatory scheduled principal payments on the Unsecured Notes:

Year	Notes Payable
2025	$-
2026	-
2027	-
2028	50,000,000
Total principal	$50,000,000
Deferred debt issuance costs included in notes payable	(606,752)
Total notes payable, net	$49,393,248

Interest Expense

The following table reflects a summary of interest expense incurred during the three months ended March 31, 2026 and 2025.

	For the three months ended March 31, 2026
	Notes Payable	Revolving Loan	Total Borrowings
Interest expense	$1,109,589	$821,431	$1,931,020
Unused fee expense	-	26,131	26,131
Amortization of debt issuance costs	58,789	24,662	83,451
Total interest expense	$1,168,378	$872,224	$2,040,602

	For the three months ended March 31, 2025
	Notes Payable	Revolving Loan	Total Borrowings
Interest expense	$1,121,918	$790,412	$1,912,330
Unused fee expense	-	42,743	42,743
Amortization of debt issuance costs	59,463	50,846	110,309
Total interest expense	$1,181,381	$884,001	$2,065,382

7. RELATED PARTY TRANSACTIONS

Management Agreement

Pursuant to the Management Agreement, the Manager manages the loans and day-to-day operations of the Company, subject at all times to the further terms and conditions set forth in the Management Agreement and such further limitations or parameters as may be imposed from time to time by the Company’s Board.

The initial term of our Management Agreement was three years. After the initial term, our Management Agreement shall automatically renew every year for an additional one-year period, unless we or our Manager elect not to renew. Our Management Agreement may be terminated by us or our Manager under certain specified circumstances. Most recently on April 30, 2026, the Management Agreement was automatically renewed.

The Manager is entitled to receive base management fees (the “Base Management Fee”) that are calculated and payable quarterly in arrears, in an amount equal to 0.375% of the Company’s Equity, determined as of the last day of each such quarter; reduced by an amount equal to 50% of the pro rata amount of origination fees earned and paid to the Manager during the applicable quarter for loans that were originated on the Company’s behalf by the Manager or affiliates of the Manager (“Outside Fees”). For the three months ended March 31, 2026 and 2025, the Base Management Fee payable was reduced by Outside Fees in the amount of $0 and $3,571, respectively.

In addition to the Base Management Fee, the Manager is entitled to receive incentive compensation (the “Incentive Compensation” or “Incentive Fees”) under the Management Agreement. The Company will pay Incentive Fees to the Manager based upon the Company’s achievement of targeted levels of Core Earnings, as defined in the Management Agreement. Incentive compensation for the three months ended March 31, 2026 and 2025 was $518,492 and $526,308, respectively.

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

The following table summarizes related party fees and expenses for the three months ended March 31, 2026 and 2025.

	For the three months ended March 31,
	2026	2025
Affiliate Payments
Management fees earned	$1,201,003	$1,212,796
Less: Outside Fees earned	—	(3,571)
Base management fees, net	1,201,003	1,209,225
Incentive fees	518,492	526,308
Total management and incentive fees earned	1,719,495	1,735,533
General and administrative expenses reimbursable to Manager	1,029,059	1,148,769
Total	$2,748,554	$2,884,302

The following table presents amounts payable to the Manager as of March 31, 2026 and December 31, 2025:

	March 31, 2026	December 31, 2025
Management fees payable	$1,201,003	$1,034,149
Incentive fees payable	518,492	2,064,427
Management and incentive fees payable	1,719,495	3,098,576
General and administrative expenses reimbursable to Manager	1,453,942	2,214,920
Total	$3,173,437	$5,313,496

General administrative expenses reimbursable to the Manager are included in the related party payable line item of the consolidated balance sheets as of March 31, 2026 and December 31, 2025.

Co-Investment in Loans

From time to time, the Company may co-invest with other investment vehicles managed by its affiliates, in accordance with the Manager’s co-investment allocation policies. The Company is not obligated to provide, nor has it provided, any financial support to the other managed investment vehicles. As such, the Company’s risk is limited to the carrying value of its investment in any such loan. As of March 31, 2026 and December 31, 2025, 19 and 17 of the Company’s loans were co-invested by affiliates of the Company, respectively.

Certain syndicated co-investments originated by affiliates of the Manager may include other consideration, generally in the form of warrants or other equity interests. Prior to, or concurrent with, the origination of the investment, the Company may elect to assign the right (the “Assigned Right”) to the equity consideration to an affiliate, in exchange for an additional upfront fee in an amount equal to the fair value of the equity consideration on a pro-rata basis. There were no sales of Assigned Rights for the three month periods ended March 31, 2026 and 2025.

Loans held for investment – related party

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

On March 31, 2025, following completion of the foreclosure proceedings, the Company extinguished the original term loan and the Agent distributed the assets acquired from the foreclosure to the Lenders pursuant to an Agreement Among Lenders by and between the Agent and Lenders (the "AAL"). Pursuant to the AAL, the affiliated co-lender received rights to the membership interests acquired in the UCC sale and intends to engage third-parties, as necessary, and is currently in the process of restoring the business to a fully operational status. Further pursuant to the AAL, in satisfaction of the original loan, the Company now holds two loans with an aggregate principal balance of approximately $16.5 million, comprised of a $14.5 million first lien judgment loan (the "Judgment Loan") and a $2.0 million second lien term loan (the "Term Loan"), which had an aggregate fair value of approximately $16.5 million, resulting in a gain on extinguishment of approximately $66 thousand. The fair value of each of the Judgment Loan and Term Loan was determined by the Manager's investment committee using Level 3 inputs under the discounted cash flow method.

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

During the year ended December 31, 2025, the Company advanced approximately $12.6 million of gross principal to the borrower of Loan #9. The use of proceeds of the advance included: (a) the acquisition of three operational dispensaries and (b) the payment of all past due accrued and unpaid interest and fees totaling approximately $1.7 million owed on existing senior indebtedness through December 31, 2025. In connection therewith, the borrower was brought to current on all interest and payments through December 31, 2025. Management elected to restore Loan #9 to accrual status as of March 31, 2026 as the borrower was able to demonstrate sustained ability to meet debt service obligations under both the Judgment Loan and the Term Loan. (Note 3). As of March 31, 2026, Loan #9 is held on the consolidated balance sheets as a loan held for investment - related party with a carrying value of approximately $29.0 million.

Loan #18

The borrower of Loan #18, FarmaceuticalRX, LLC and its subsidiaries and affiliates (“FRX”), is a related party. Certain common control affiliates of the Company can exercise significant influence over certain credit parties to the Loan Agreement with FRX by virtue of voting representation on its board of managers. During the period ended March 31, 2026 and December 31, 2025, the Company made principal advances of $0, and the loan has a carrying value of $47.8 million and $47.1 million, respectively. As of March 31, 2026 and December 31, 2025, the carrying value of $47.8 million and $47.1 million is included in the line item, “Loans held for investment – related party” and had interest receivable of $0.3 million and $0.7 million on its loan to FRX. All accrued interest as of both March 31, 2026 and December 31, 2025 is current (Note 4).

8. COMMITMENTS AND CONTINGENCIES

Off-Balance Sheet Arrangements

Off-balance sheet commitments may consist of unfunded commitments on delayed draw term loans. The Company does not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured investment vehicles, special purpose entities, or variable interest entities, established to facilitate off-balance sheet arrangements or other contractually narrow or limited purposes. Further, the Company has not guaranteed any obligations of unconsolidated entities or entered into any commitment to provide additional funding to any such entities. As of March 31, 2026 and December 31, 2025, the Company had unfunded commitments on existing loans of $4.5 million and $31.1 million, respectively.

Refer to “Note 3 - Loans Held for Investment, Net” for further information regarding the CECL Reserve attributed to unfunded commitments. Total original loan commitments include the impact of principal payments received since origination of the loan and future amounts to be advanced at sole discretion of the lender.

The following table summarizes our material commitments as of March 31, 2026:

	Total	2026	2027	2028	2029	2030	Thereafter
Undrawn commitments	$4,450,293	$2,095,000	$2,355,293	$-	$-	$-	$-
Total	$4,450,293	$2,095,000	$2,355,293	$-	$-	$-	$-

Other Contingencies

The Company from time to time may be a party to litigation in the normal course of business. As of March 31, 2026, the Company is not aware of any legal claims that could materially impact its business, financial condition, or results of operations.

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

9. STOCKHOLDERS’ EQUITY

Equity Incentive Plan

Concurrent with our IPO, the Company established the 2021 Plan, which is administered by the Compensation Committee of the Board. The 2021 Plan authorizes stock options, stock appreciation rights, restricted stock, stock bonuses, stock units, and other forms of awards granted or denominated in the Company’s common stock. The 2021 Plan retains flexibility to offer competitive incentives and to tailor benefits to specific needs and circumstances. Any award may be structured to be paid or settled in cash. The Company has and currently intends to continue to grant restricted stock awards ("RSA's") to participants in the 2021 Plan, but it may also grant any other type of award available under the 2021 Plan in the future. Persons eligible to receive awards under the 2021 Plan include the Company’s officers and employees of the Manager and its affiliates or officers and employees of the Company’s subsidiaries, if any, the members of the Board, and certain consultants and other service providers.

As of March 31, 2026 and December 31, 2025, the maximum number of shares of the Company’s common stock that may be delivered pursuant to awards under the 2021 Plan (the “Share Limit”) equals 8.50% of the issued and outstanding shares of the Company’s common stock on a fully-diluted basis following the completion of the IPO. Shares that are subject to or underlie awards that expire or for any reason are cancelled or terminated, are forfeited, fail to vest, or for any other reason are not paid or delivered under the 2021 Plan will not be counted against the Share Limit and will again be available for subsequent awards under the 2021 Plan.

There were 0 and 4,811 shares forfeited during the three months ended March 31, 2026 and 2025, respectively. As individual awards and options become fully vested, stock-based compensation expense is adjusted to recognize actual forfeitures.

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

Based on the closing market price of our common stock on March 31, 2026 and December 31, 2025 of $11.32 and $12.26, respectively, the aggregate intrinsic value of our restricted stock awards was as follows:

	As of March 31, 2026		As of December 31, 2025
	Outstanding	Vested	Outstanding	Vested
Aggregate intrinsic value	$4,571,537	$4,446,541	$4,951,152	$4,916,235

The following table summarizes the restricted stock activity for the Company’s directors and officers and employees of the Manager during the three months ended March 31, 2026 and 2025.

	Unvested Restricted Stock	Weighted Average Grant Date Fair Value per Share
Balance at December 31, 2025	403,846	$15.00
Balance at March 31, 2026	403,846	$15.00

	Unvested Restricted Stock	Weighted Average Grant Date Fair Value per Share
Balance at December 31, 2024	411,303	$15.14
Forfeited	(4,811)	15.59
Balance at March 31, 2025	406,492	$15.13

Restricted stock compensation expense is based on the Company’s stock price at the date of the grant and is amortized over the vesting period. Forfeitures are recognized as they occur. The share-based compensation expense for the Company was $0.9 million and $0.6 million for the three months ended March 31, 2026 and 2025, respectively. The unamortized share-based compensation expense for the Company was approximately $2.8 million and $3.7 million as of March 31, 2026 and 2025, respectively, which the Company expects to recognize over the remaining weighted-average term of 1.2 years.

At-the-Market Offering Program (“ATM Program”)

On June 20, 2023, the Company entered into separate At-the-Market Sales Agreement (each, a "Sales Agreement" and together, the “Previous Sales Agreements”) with BTIG, LLC, Compass Point Research & Trading, LLC and Oppenheimer & Co. Inc. (each a “Sales

Agent” and together the “ Previous Sales Agents”) under which the Company may, from time to time, offer and sell shares of common stock, having an aggregate offering price of up to $75.0 million. Under the terms of the Previous Sales Agreement, the Company has agreed to pay the Sales Agents a commission of up to a maximum of 3.0% of the gross proceeds from each sale of common stock sold through the Sales Agents. On March 17, 2025, the Company entered into new separate at-the-market sales agreements (each a “New Sales Agreement” and together with the Previous Sales Agreements, the “Sales Agreements”) with BTIG, LLC, A.G.P./Alliance Global Partners LLC, ATB Capital Markets USA Inc. and Oppenheimer & Co. Inc., (each a “New Sales Agent” and together with the Previous Sales Agents, the “Sales Agents”), which increased the aggregate offering size of the at-the-market offering from $75 million to $100 million and reduced the maximum commission paid to the Sales Agents from 3.0% to 2.0% of the gross proceeds from each sale of common stock sold through the Sales Agents. Sales of common stock, if any, may be made in transactions that are deemed to be “at-the-market” offerings, as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended (the “Securities Act”).

During the three months ended March 31, 2025, the Company sold an aggregate of 64,557 shares of the Company’s common stock under the Sales Agreement at a weighted average price of $16.01 per share, generating net proceeds of approximately $1.0 million.

There were no shares sold by the Company under the Sales Agreement during the three months ended March 31, 2026.

As of March 31, 2026 and 2025, the shares of common stock sold pursuant to the registered direct offering in February 2023 and under the ATM Program are the only offerings that have been initiated under the Shelf Registration Statement.

10. EARNINGS PER SHARE

The following information sets forth the computations of basic earnings per common share for the three months ended March 31, 2026 and 2025, respectively:

	For the three months ended March 31,
	2026	2025
Net income attributable to common stockholders	$4,840,364	$10,041,312
Divided by:
Basic weighted average shares of common stock outstanding	21,080,272	20,858,466
Diluted weighted average shares of common stock outstanding	21,484,118	21,264,891
Weighted average earnings per common share	$0.23	$0.48
Weighted average earnings per common share - diluted	$0.23	$0.47

There were no anti-dilutive shares excluded from the computations of earnings per common share for the three months ended March 31, 2026 and 2025.

11. INCOME TAX

To qualify as a REIT, we must meet a number of organizational and operational requirements, including a requirement that we distribute annually to our stockholders at least 90% of our REIT taxable income prior to the deduction for dividends paid. To the extent that we distribute less than 100% of our REIT taxable income in any tax year (taking into account any distributions made in a subsequent tax year under Sections 857(b)(9) or 858 of the Code), we will pay tax at regular corporate rates on that undistributed portion. Furthermore, if we distribute less than the sum of 1) 85% of our ordinary income for the calendar year, 2) 95% of our capital gain net income for the calendar year, and 3) any undistributed shortfall from our prior calendar year (the “Required Distribution”) to our stockholders during any calendar year (including any distributions declared by the last day of the calendar year but paid in the subsequent year), then we are required to pay a non-deductible excise tax equal to 4% of any shortfall between the Required Distribution and the amount that was actually distributed. The 90% distribution requirement does not require the distribution of net capital gains. However, if we elect to retain any of our net capital gain for any tax year, we must notify our stockholders and pay tax at regular corporate rates on the retained net capital gain. Our stockholders must include their proportionate share of the retained net capital gain in their taxable income for the tax year, and they are deemed to have paid the REIT’s tax on their proportionate share of the retained capital gain. Furthermore, such retained capital gain may be subject to the nondeductible 4% excise tax. If it is determined that our estimated current year taxable income will be in excess of estimated dividend distributions (including capital gain dividend) for the current year from such income, we will accrue excise tax on estimated excess taxable income as such taxable income is earned. The annual expense is calculated in accordance with applicable tax regulations. Excise tax expense, if any, is included in the line item, income tax expense. For the three months ended March 31, 2026 and 2025, we did not incur excise tax expense. The income tax provision for the Company was $0 for the three months ended March 31, 2026 and 2025.

As of March 31, 2026 and December 31, 2025, the Company does not have any unrecognized tax benefits.

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

Financial Assets and Liabilities Not Measured at Fair Value

As of March 31, 2026 and December 31, 2025, the carrying values and fair values of the Company’s financial assets and liabilities recorded at amortized cost are as follows:

		As of March 31, 2026		As of December 31, 2025
	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Loans held for investment	3	$409,237,486	$403,884,846	$408,955,567	$407,364,639
Cash and cash equivalents	1	27,855,945	27,855,945	14,948,884	14,948,884
Interest receivable	2	4,907,288	4,907,288	4,009,800	4,009,800
Other receivables and assets, net	2	2,562,700	2,562,700	874,245	874,245
Related party receivables	2	65,776	65,776	1,189,937	1,189,937

Financial liabilities:
Revolving loan	2	67,050,000	66,828,042	49,100,000	48,853,380
Notes payable, net	2	49,393,248	49,421,925	49,334,459	49,383,677
Dividend payable	2	11,347,028	11,347,028	11,157,220	11,157,220
Related party payables	2	1,453,942	1,453,942	2,214,920	2,214,920
Management and incentive fees payable	2	1,719,495	1,719,495	3,098,576	3,098,576
Interest payable	2	310,106	310,106	1,348,334	1,348,334
Accounts payable and other liabilities	2	1,242,135	1,242,135	834,977	834,977
Interest reserve	2	10,000	10,000	12,686	12,686

Our loans are generally held for investment and are substantially secured by real estate, equipment, licenses and other assets of the borrowers to the extent permitted by the applicable laws and the regulations governing such borrowers. The aggregate fair value of the Company’s loans held for investment was approximately $403.9 million and $407.4 million, with gross unrecognized holding losses of $5.4 million and $1.6 million as of March 31, 2026 and December 31, 2025, respectively. The fair values, which are classified as Level 3 in the fair value hierarchy, are estimated using discounted cash flow models based on current market inputs for similar types of arrangements. The primary sensitivity in these models is based on the selection of appropriate discount rates. Fluctuations in these assumptions could result in different estimates of fair value.

13. DIVIDENDS AND DISTRIBUTIONS

The following table summarizes the Company’s dividends declared during the three months ended March 31, 2026 and 2025.

	Record Date	Payment Date	Common Share Distribution Amount	Taxable Ordinary Income	Return of Capital	Section 199A Dividends
Regular cash dividend	3/31/2026	4/15/2026	$0.47	$0.47	$-	$0.47
Total cash dividend			$0.47	$0.47	-	$0.47

	Record Date	Payment Date	Common Share Distribution Amount	Taxable Ordinary Income	Return of Capital	Section 199A Dividends
Regular cash dividend	3/31/2025	4/15/2025	$0.47	$0.47	$-	$0.47
Total cash dividend			$0.47	$0.47	$—	$0.47

14. SEGMENT REPORTING

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

15. SUBSEQUENT EVENTS

Restricted Stock Awards

On April 20, 2026, the board of directors approved the grant of 229,764 RSA's to participants under 2021 Plan. 18,972 and 210,792 were granted to members of the Board and employees of the Manager, respectively. Upon vesting pursuant to the respective award agreements, the restricted stock awards are exchanged for an equal number of shares of the Company’s common stock.

Payment of Dividend

On April 15, 2026, the Company paid its regular quarterly dividend of $0.47 per common share relating to the first quarter of 2026 to stockholders of record as of the close of business on March 31, 2026. The total amount of the cash dividend payment was approximately $9.9 million.

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
•
changes in interest rates and impacts of such changes on our results of operations, cash flows, and the value of our loans;
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

The following table sets forth the components of interest and fee income for the three months ended March 31, 2026 and 2025:

	For the three months ended
	March 31, 2026	March 31, 2025
Interest and fee income
Cash interest income	$11,894,364	$12,696,483
Accretion of OID (amortization of premium, net)	737,540	369,971
Paid-in-kind interest income	1,275,042	1,595,058
Other fee income[1]	1,257,742	445,803
Total	$15,164,688	$15,107,315

1Other fee income includes prepayment fees, make-whole fees, and exit/success fees which are included in interest income on the Consolidated Statements of Operations.

Our loans bear interest rates that are either fixed or determined periodically on the basis of U.S. Prime Rate (“Prime”) or Secured Overnight Financing Rate (“SOFR”) plus a premium. Loans which bear interest on either Prime or SOFR are collectively referred to as "Floating-rate loans". The below table summarizes changes in Prime and SOFR since January 1, 2025:

Prime Rate

Effective Date	Rate(1)
December 11, 2025	6.75%
October 30, 2025	7.00%
September 18, 2025	7.25%

(1)
Rate obtained from the Wall Street Journal’s “Bonds, Rates & Yields” table.

SOFR Rate

Effective Date	Rate(1)
March 31, 2026	3.68%
December 31, 2025	3.87%
September 30, 2025	4.45%
June 30, 2025	4.45%
March 31, 2025	4.41%

(1)
Rate obtained from the Federal Reserve Bank of New York's "Secured Overnight Financing Rate Data" table

The below table summarizes the gross interest income derived from fixed and floating-rate loans during the three months ended March 31, 2026 and 2025 based on portfolio composition as of the quarter end date.

For the three months ended March 31, 2026
	Interest income	Percentage of loans held for investment
Fixed-rate loans	$5,327,032	35.2%
Floating-rate loans	9,837,656	64.8%
Total	$15,164,688	100.0%

For the three months ended March 31, 2025
	Interest income	Percentage of loans held for investment
Fixed-rate loans	$5,718,230	37.9%
Floating-rate loans	9,389,085	62.1%
Total	$15,107,315	100.0%

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
•
accounting and loan servicing fees from our third party fund administrator;
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

To qualify as a REIT, we must meet a number of organizational and operational requirements, including a requirement that we distribute annually to our stockholders at least 90% of our REIT taxable income prior to the deduction for dividends paid. To the extent that we distribute less than 100% of our REIT taxable income in any tax year (taking into account any distributions made in a subsequent tax year under Sections 857(b)(9) or 858 of the Code), we will pay tax at regular corporate rates on that undistributed portion. Furthermore, if we distribute less than the sum of 1) 85% of our ordinary income for the calendar year, 2) 95% of our capital gain net income for the calendar year, and 3) any undistributed shortfall from our prior calendar year (the “Required Distribution”) to our stockholders during any calendar year (including any distributions declared by the last day of the calendar year but paid in the subsequent year), then we are required to pay a non-deductible excise tax equal to 4% of any shortfall between the Required Distribution and the amount that was actually distributed. The 90% distribution requirement does not require the distribution of net capital gains. However, if we elect to retain any of our net capital gain for any tax year, we must notify our stockholders and pay tax at regular corporate rates on the retained net capital gain. Our stockholders must include their proportionate share of the retained net capital gain in their taxable income for the tax year, and they are deemed to have paid the REIT’s tax on their proportionate share of the retained capital gain. Furthermore, such retained capital gain may be subject to the nondeductible 4% excise tax. If it is determined that our estimated current year taxable income will be in excess of estimated dividend distributions (including capital gain dividend) for the current year from such income, we will accrue excise tax on estimated excess taxable income as such taxable income is earned. The annual expense is calculated in accordance with applicable tax regulations. Excise tax expense, if any, is included in the line item, income tax expense. For the three months ended March 31, 2026, we did not incur excise tax expense.

Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 740 - Income Taxes (“ASC 740”), prescribes a recognition threshold and measurement attribute for the consolidated financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. We have analyzed our various federal and state filing positions and believe that our income tax filing positions and deductions are documented and supported as of March 31, 2026 and 2025. Based on our evaluation, there is no reserve for any uncertain income tax positions. Accrued interest and penalties, if any, are included within other liabilities in the consolidated balance sheets.

Portfolio Composition and Investment Activity

Portfolio Overview

As of March 31, 2026 our loan portfolio included 29 loans held for investment, with $413.6 million in principal outstanding, and approximately $4.5 million in unfunded commitments under delayed draw term loan facilities. Our loans are generally classified as held for investment and carried at amortized cost on the consolidated balance sheets. Such loans are generally secured by real estate, equipment, licenses, intellectual property and other assets of the borrowers to the extent permitted by the applicable laws and the regulations governing such borrowers. The below table summarizes the total outstanding principal and carrying value, net of current expected credit loss reserves as of March 31, 2026 and December 31, 2025:

	As of March 31, 2026
	Outstanding Principal	Original Issue Discount	Carrying Value	Weighted Average Remaining Life (Years) (1)
Loans held for investment	$413,589,833	$(4,352,347)	$409,237,486	2.2
Current expected credit loss reserve	-	-	(8,680,583)
Total loans held at carrying value, net	$413,589,833	$(4,352,347)	$400,556,903

	As of December 31, 2025
	Outstanding Principal	Original Issue Discount	Carrying Value	Weighted Average Remaining Life (Years) (1)
Loans held for investment	$411,075,088	$(2,119,521)	$408,955,567	2.2
Current expected credit loss reserve	-	-	(5,062,785)
Total loans held at carrying value, net	$411,075,088	$(2,119,521)	$403,892,782

(1)
Weighted average remaining life is calculated based on the carrying value of the loans as of March 31, 2026 and December 31, 2025, respectively.

As of March 31, 2026 and December 31, 2025, our loan portfolio had a weighted-average yield-to-maturity internal rate of return (“YTM IRR”) of 15.8% and 16.3%, respectively, and was substantially secured by real estate and, with respect to certain of our loans, substantially all assets of the borrowers and certain of their subsidiaries, including equipment, receivables, and licenses. YTM IRR is calculated using various inputs, including (i) cash and paid-in-kind (“PIK”) interest, which is capitalized and added to the outstanding principal balance of the applicable loan, (ii) original issue discount (“OID”), (iii) amortization, (iv) unused fees, and (v) exit fees. Certain of our loans have extension or amendment fees, which are not included in our YTM IRR calculations, but may increase YTM IRR if such extension options are exercised by borrowers.

Our loans bear interest rates that are either fixed or determined periodically on the basis of Prime or SOFR plus a premium. Loans which bear interest on either Prime or SOFR are collectively referred to as "Floating-rate loans". The below table summarizes our portfolio of loans held for investment by rate type as of March 31, 2026 and December 31, 2025:

	As of March 31, 2026
	Total Principal	Original Issue Discount	Carrying Value	Percentage of loans held for investment
Fixed-rate loans	$145,693,375	$(621,849)	$145,071,526	35.2%
Floating-rate loans	267,896,458	(3,730,498)	264,165,960	64.8%
Total	$413,589,833	$(4,352,347)	$409,237,486	100.0%

	As of December 31, 2025
	Total Principal	Original Issue Discount	Carrying Value	Percentage of loans held for investment
Fixed-rate loans	$154,680,286	$(803,019)	$153,877,267	37.6%
Floating-rate loans	256,394,802	(1,316,502)	255,078,300	62.4%
Total	$411,075,088	$(2,119,521)	$408,955,567	100.0%

Our floating-rate loans typically include a Prime or SOFR interest rate floor that is generally set at the prevailing Prime or SOFR rate, as applicable, on the date of origination. As of March 31, 2026 and December 31, 2025 none of our loans were subject to an interest rate ceiling. We typically include an interest rate floor with our floating rate loans in order to provide us with protection against decreases in interest rates. As of March 31, 2026 and December 31, 2025, 64.8% and 58.2% of our loans were subject to an interest rate floor. As of March 31, 2026 and December 31, 2025, our portfolio had the following interest rate floors:

	As of March 31, 2026			As of December 31, 2025
Rate Floor	Outstanding Principal	Weighted Average Cash Coupon	Percentage of Portfolio	Outstanding Principal	Weighted Average Cash Coupon	Percentage of Portfolio
8.50%	$39,762,466	12.9%	9.6%	$44,642,571	13.3%	10.9%
8.00%	1,320,000	15.5%	0.3%	1,380,000	15.5%	0.3%
7.50%	61,315,009	14.1%	14.8%	62,121,045	14.1%	15.1%
7.00%	90,314,150	10.7%	21.8%	89,852,341	10.7%	21.9%
6.25%	-	0.0%	0.0%	15,771,067	13.3%	3.8%
4.00%	54,033,333	10.9%	13.1%	20,427,778	12.5%	5.0%
3.72%	4,940,000	13.9%	1.2%	5,000,000	14.0%	1.2%
3.66%	16,211,500	9.9%	3.9%	-	0.0%	0.0%
0.00%	-	0.0%	0.0%	17,200,000	13.3%	4.2%
Fixed-rate	145,693,375	11.3%	35.2%	154,680,286	11.9%	37.6%
	$413,589,833	11.7%	100.0%	$411,075,088	12.3%	100.0%

The following tables present changes in loans held for investment at carrying value as of and for the three months ended March 31, 2026 and 2025:

	Principal	Original Issue Discount	Current Expected Credit Loss Reserve	Carrying Value
Balance at December 31, 2025	$411,075,088	$(2,119,521)	$(5,062,785)	$403,892,782
Purchase of investments	52,805,107	(2,970,366)	-	49,834,741
Principal repayment of loans	(51,565,404)	-	-	(51,565,404)
Accretion of original issue discount	-	737,540	-	737,540
Capitalized PIK Interest	1,275,042	-	-	1,275,042
Increase in provision for current expected credit losses	-	-	(3,617,798)	(3,617,798)
Balance at March 31, 2026	$413,589,833	$(4,352,347)	$(8,680,583)	$400,556,903

	Principal	Original Issue Discount	Current Expected Credit Loss Reserve	Carrying Value
Balance at December 31, 2024	$404,721,554	$(2,244,508)	$(4,346,869)	$398,130,177
Purchase of investments	4,365,832	(181,800)	-	4,184,032
Principal repayment of loans	(9,170,628)	-	-	(9,170,628)
Accretion of original issue discount	-	369,971	-	369,971
Capitalized PIK Interest	1,595,058	-	-	1,595,058
Increase in provision for current expected credit losses	-	-	1,072,811	1,072,811
Balance at March 31, 2025	$401,511,816	$(2,056,337)	$(3,274,058)	$396,181,421

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

The risk ratings are primarily determined based on current and historical performance metrics specific to each portfolio company, as well as consideration of future economic conditions and each borrower’s estimated ability to meet debt service requirements. The risk ratings shown in the following table as of March 31, 2026 and December 31, 2025 consider borrower specific credit history and performance and reflect a quarterly re-evaluation of overall current macroeconomic conditions affecting the Company’s borrowers, specifically those designated as held for investment. The below table presents the categorization of our loan portfolio on the above rating scale, at carrying value as of March 31, 2026 and December 31, 2025:

	As of March 31, 2026		As of December 31, 2025
Risk Rating	Carrying Value	Percentage of Portfolio	Carrying Value	Percentage of Portfolio
1	$12,625,846	3.1%	$17,200,000	4.2%
2	163,809,478	40.0%	170,771,521	41.8%
3	188,804,925	46.1%	201,201,645	49.2%
4	37,370,428	9.1%	19,782,401	4.8%
5	6,626,809	1.6%	-	0.0%
	$409,237,486	100.0%	$408,955,567	100.0%

Developments During the First Quarter of 2026

Updates to Our Loan Portfolio during the First Quarter of 2026

During the period from January 1, 2026 through March 31, 2026, we advanced approximately $52.8 million of principal to new and existing borrowers under delayed draw and revolving loan facilities. Additionally, we received approximately $51.6 million of repayments, comprised of $3.4 million in schedule amortization payments, $4.4 million in partial prepayments and $43.8 from full repayments. A brief description of certain investment activities are described below:

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

Subsequent Updates to Our Loan Portfolio during the Second Quarter of 2026

During the period from April 1, 2026 through May 7, 2026, we advanced approximately $15.9 million of principal to new and existing borrowers under delayed draw and revolving loan facilities, inclusive of $13.1 million to related parties. Additionally, we received approximately $13.4 million of repayments, comprised of $0.9 million in schedule amortization payments and $12.5 from full repayments. A brief description of certain investment activities are described below:

In April 2026, the Company received a full repayment of Loan #6 amounting to approximately $3.2 million, all of which related to the outstanding principal balance.

In April 2026, the Company received a full repayment of Loan #30 amounting to approximately $9.4 million, of which $9.3 million and $0.1 million related to principal repayment and accrued interest, respectively.

In April 2026, Loan #36 was amended, which decreased the cash interest rate from 13.75% to 0% and increased the PIK rate from 0% to 21.25%.

Dividends Declared Per Share

During the three months ended March 31, 2026, we declared an ordinary cash dividend of $0.47 per share of our common stock, relating to the first quarter of 2026, which was paid on April 15, 2026 to stockholders of record as of the close of business on March 31, 2026. The total amount of the cash dividend payment was approximately $9.9 million.

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

While we believe the principal amounts of our loans are generally adequately protected by underlying collateral value, there is a risk that we will not realize the entire principal value of certain loans, particularly those not fully collateralized by real estate. In order to mitigate that risk, our loans are generally collateralized by other assets, such as equipment, receivables, licenses or other assets of the borrowers to the extent permitted by applicable laws and regulations. In addition, we seek to impose strict loan covenants and seek personal or corporate guarantees for additional protection. As of March 31, 2026, 61.0% of our portfolio is fully secured by real estate, and 2.4% has no real estate collateral. Our portfolio on average had real estate collateral coverage of 1.2x as of March 31, 2026. Our loans are generally secured by equity pledges of the borrower and all asset liens and our portfolio had a weighted average loan to enterprise value ratio of 43.7%. As of March 31, 2025, 50.0% of our portfolio was fully secured by real estate and 1.6% had no real estate collateral. Our portfolio on average had real estate collateral coverage of 1.1x as of March 31, 2025, and a weighted average loan to enterprise value ratio of 47.5%.

Federal Action on Medical Cannabis Rescheduling

On April 23, 2026, the U.S. Department of Justice (“DOJ”), acting through the Drug Enforcement Administration (“DEA”), issued an order to reclassify certain cannabis products under the CSA from Schedule I to Schedule III. The order applies to (i) cannabis-derived products approved by the U.S. Food and Drug Administration and (ii) cannabis produced and distributed in compliance with state-licensed medical cannabis programs, subject to applicable federal enforcement parameters. The order does not extend to cannabis produced or distributed outside such frameworks, including products intended for adult-use markets, which remain classified as Schedule I controlled substances under current federal law.

The April 2026 order represents a significant shift in federal policy and is expected to be followed by additional administrative proceedings. The DEA has scheduled a hearing for June 29, 2026 to consider related regulatory considerations for adult-use cannabis, and further rulemaking, interpretive guidance, or enforcement policy statements may be issued thereafter. As a result, the scope, implementation, and practical effects of the rescheduling action remain subject to ongoing administrative review and uncertainty.

The rescheduling of qualifying medical cannabis activities may affect the financial and operating profile of the borrowers within our portfolio. In particular, to the extent such activities are no longer subject to the limitations of Section 280E of the Code, affected operators may experience improved after-tax cash flows and liquidity. However, many of our borrowers operate integrated businesses that include both medical and adult-use cannabis activities, and it is unclear how the rescheduling will be applied in practice to such operations. Accordingly, any potential benefit from changes to Section 280E may be partial, delayed, or subject to further regulatory clarification.

In addition, the differentiated federal treatment of medical and adult-use cannabis may introduce operational and compliance complexities for our borrowers. These may include the need to segment operations, maintain separate reporting and controls, and adapt to evolving federal and state regulatory expectations. The extent to which federal agencies will enforce distinctions between qualifying medical cannabis activities and non-qualifying activities remains uncertain and may vary over time.

The April 2026 action may also influence the availability of capital to the cannabis industry. To the extent rescheduling reduces perceived regulatory risk for certain market participants, it may facilitate increased participation by financial institutions and other capital providers, particularly with respect to operators focused on medical cannabis. Increased competition could result in compression of lending spreads, changes in transaction structures, and reduced origination opportunities for our platform. At the same time, continued federal prohibition of adult-use cannabis may limit the extent of such effects across the broader industry.

As of the date of this Quarterly Report, no final regulatory framework has been established with respect to cannabis rescheduling beyond the April 2026 order, and no formal action has been taken to reclassify or de-schedule adult-use cannabis. While federal authorities have initiated additional administrative proceedings, including the June 2026 DEA hearing, the outcome, timing, and scope of any further actions remain uncertain.

Results of Operations

Comparison of the three months ended March 31, 2026 and 2025

	For the three months ended March 31,		Variance
	2026	2025	Amount	%
Revenues
Interest income	$15,164,688	$15,107,315	$57,373	0%
Interest expense	(2,040,602)	(2,065,382)	24,780	-1%
Net interest income	13,124,086	13,041,933	82,153	1%

Expenses
Management and incentive fees, net	1,719,495	1,735,533	(16,038)	-1%
General and administrative expense	1,151,474	1,196,106	(44,632)	-4%
Professional fees	503,548	492,946	10,602	2%
Stock based compensation	865,354	649,312	216,042	33%
Provision (benefit) for current expected credit losses	3,837,851	(1,073,276)	4,911,127	NM
Total expenses	8,077,722	3,000,621	5,077,101	169%
Change in unrealized loss on investment	(206,000)	-	(206,000)	NM
Realized gain on debt securities, at fair value	-	-	-	100%
Net Income before income taxes	4,840,364	10,041,312	(5,200,948)	-52%
Income tax expense	-	-	-	-
Net Income	$4,840,364	$10,041,312	$(5,200,948)	-52%

•
Interest income increased by approximately $0.1 million during the quarter ended March 31, 2026, compared to the quarter ended March 31, 2025. The increase was driven primarily by an increase of $0.8 million in exit/success fees associated with the full repayments of three loans during the period. Interest income from acceleration of original issue discounts and other upfront fees generated approximately $0.7 million and $0.4 million of gross interest income during the three months ended March 31, 2026 and 2025, respectively. Additionally, the weighted average YTM IRR on our portfolio decreased from 16.9% at March 31, 2025 to 15.8% at March 31, 2026, as a result of certain re-pricing amendments relating to de-risking of our portfolio and the impact of the 75 basis point prime rate decline on our floating rate portfolio during the comparative periods.

•
Interest expense remained consistent over the comparative period. This decrease is driven primarily by a decrease in unused fees and the amortization of debt issuance costs in the amount of $43 thousand, which was partially offset by an increase in the weighted average outstanding balance on the Revolving Loan, which was approximately $48.0 million and $41.6 million, as of March 31, 2026 and 2025, respectively.
•
Management and incentive fees payable to our Manager remained consistent over the comparative period. Management fees were approximately $1.2 million for the three months ended March 31, 2026 and 2025. The origination fee offsets in the three months ended March 31, 2026 was $0, compared to approximately $4 thousand for the three months ended March 31, 2025. Incentive fees were approximately $0.5 million for the three months ended March 31, 2026 and 2025.
•
General and administrative expenses and professional fees decreased by approximately $60 thousand for the three months ended March 31, 2026, as compared to the three months ended March 31, 2025. The decrease was primarily due to a decrease in overhead reimbursements for costs incurred by the Manager on behalf of the Company, which were approximately $1.0 million for the three months ended March 31, 2026, compared to approximately $1.1 million for the three months ended March 31, 2025.
•
Stock based compensation expense increased slightly by approximately $0.2 million for the three months ended March 31, 2026, as compared to the three months ended March 31, 2025. The increase over the comparative period is driven by the incremental expense recognized on the 187,157 of restricted stock awards granted during 2025, which had not been granted as of March 31, 2025.
•
The year over year increase in the CECL reserve results from a combination of changes in portfolio composition driven by new originations and repayments, as well as portfolio company specific events and credit quality changes that impacted expected loss estimates. The key drivers of the change in the CECL reserve during the comparative period are outlined below:
o
During the three months ended March 31, 2026, the Company recorded reserves on new originations of approximately $0.6 million, which were offset by $0.1 million of reserves which existed at March 31, 2025 and were reversed as a result of full loan repayments. The net effect of new originations and full repayments on the CECL reserve was approximately a $0.5 million increase.
o
The CECL reserve relating to loans with a risk rating of "2" and "3" was $2.9 million or 0.7% of outstanding principal as of March 31, 2026 and $2.2 million or 0.6% of outstanding principal as of March 31, 2025. Management notes that loans risk rated "2" and "3" are generally deemed to be performing loans and generally carry similar CECL reserves,
o
The CECL reserve for loans included in risk rating "4" was $4.7 million or 1.15% of outstanding principal as of March 31, 2026 and $1.1 million or 0.3% of outstanding principal as of March 31, 2025. Loans that are risk rated "4"are high risk for potential loss and require regular monitoring.
o
Loans remaining on non-accrual for the three months ended March 31, 2026, specifically Loan #4 and Loan #34, resulted in a $2.5 million increase to the CECL reserve compared to March 31, 2025. When the loans were placed on non-accrual status in December 2025, an aggregate of $0.9 million of accrued interest receivable was reversed. The non-performing nature of these loans as of March 31, 2026 is a key input to the Company's CECL analysis.
o
Loan #9(a)(b), which was placed on non-accrual in May 2023, were restructured during 2025. The Company made incremental advances to fund accretive acquisitions which management expects to result in improved operating performance. As a result of the borrowers acquisitions, the estimated LTV ratio decreased by approximately 19% year over year. Additionally, in December 2025 the Company collected all past due unpaid interest and the borrower was brought to current. Management restored Loan #9 to accrual status as of March 31, 2026. The borrower demonstrated sustained ability to meet debt service obligations for a minimum of 60 days.
o
Loan #36 CECL reserve increased $2.6 million during the three months ended March 31, 2026. LTV increased to 96.4% as of March 31, 2026 from 65.3% as of December 31, 2025 and payments were delayed during the three months ended March 31, 2026. The Company collected all past due interest in early April 2026 and Management kept Loan #36 on accrual status as of March 31, 2026.

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

The following table provides a reconciliation of GAAP net income to Distributable Earnings and Adjusted Distributable Earnings (in thousands, except per share data):

	Three months ended
	March 31, 2026	March 31, 2025
Net Income	$4,840,364	$10,041,312
Adjustments to net income
Stock based compensation	865,354	649,312
Amortization of debt issuance costs	83,451	110,309
Provision (benefit) for current expected credit losses	3,837,851	(1,073,276)
Change in unrealized loss on investment	206,000	-
Distributable Earnings	$9,833,020	$9,727,657
Basic weighted average shares of common stock outstanding (in shares)	21,080,272	20,858,466
Basic Distributable Earnings per Weighted Average Share	$0.47	$0.47
Diluted weighted average shares of common stock outstanding (in shares)	21,484,118	21,264,891
Diluted Distributable Earnings per Weighted Average Share	$0.46	$0.46

Book Value Per Share

The book value per share of our common stock as of March 31, 2026 and December 31, 2025 was approximately $14.39 and $14.60, respectively.

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

As of March 31, 2026 and December 31, 2025, all of our cash was unrestricted and totaled approximately $27.9 million and $14.9 million, respectively. We believe that our cash on hand, capacity available under our Revolving Loan, and cash flows from operations for the next twelve months will be sufficient to satisfy the operating requirements of our business through at least the next twelve months. The sources of financing for our target investments are described below.

Capital Markets

We may seek to raise further equity capital and issue debt securities in order to fund our future investments in loans. Our Shelf Registration Statement on Form S-3 became effective on January 19, 2023 (the "Previous Registration Statement"), allowing us to sell, from time to time in one or more offerings, up to $500 million of our securities, including common stock, preferred stock, debt securities, warrants and rights (including as part of a unit) to purchase shares of our common stock, preferred stock, or debt securities. We filed a replacement Shelf Registration Statement on Form S-3 on January 16, 2026 (the “New Registration Statement), which extends the effectiveness period of the Previous Registration Statement 180 days or until the effectiveness of the New Registration Statement, whichever comes first. The specifics of any future offerings, along with the use of proceeds of any securities offered, will be described in detail in a prospectus supplement, or other offering materials, at the time of any offering. We may also access liquidity through our ATM Program, which was established in June 2023 and amended in March 2025, pursuant to which we may sell, from time to time, up to $100.0 million of our common stock.

During the quarter ended March 31, 2025, the Company sold an aggregate of 64,557 shares of the Company’s common stock under the Sales Agreement at a weighted average price of $16.01 per share, generating net proceeds of approximately $1.0 million.

During the quarter ended March 31, 2026, the Company sold 0 shares of the Company’s common stock under the Sales Agreement.

Credit Facility

As of March 31, 2026 and December 31, 2025, unamortized debt issuance costs related to the Revolving Loan, including all amendments and amendments and restatements thereto, as applicable, of $221,958 and $246,620, respectively, are recorded in other receivables and assets, net on the consolidated balance sheets.

As of and for the three months ended March 31, 2026, the Company had net repayments of $18.0 million against the Revolving Loan. As of March 31, 2026, the Company had $43.0 million available and $67.1 million outstanding under the Revolving Loan (Note 6 of Part 1, Item 1 - Financial Information).

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

The Unsecured Notes provide for certain affirmative covenants, including requiring us to deliver certain financial information and any notices of default, and conducting business in the normal course. Additionally, the Company must comply with certain financial and non-financial covenants including but not limited to: (1) minimum stockholders' equity of $200.0 million, (2) maximum aggregate indebtedness of $225.0 million, subject to increase from time to time based upon ratable increases in stockholders' equity, and (3) maintenance of a credit rating. As of March 31, 2026, the Company is in compliance with all financial covenants with respect to the Unsecured Notes.

Cash Flows

The following table sets forth changes in cash and cash equivalents for the three months ended March 31, 2026 and 2025, respectively:

	For the three months ended March 31,
	2026	2025
Net income	$4,840,364	$10,041,312
Adjustments to reconcile net income to net cash used in operating activities and changes in operating assets and liabilities	(1,676,557)	(2,416,144)
Net cash provided by operating activities	3,163,807	7,625,168
Net cash provided by investing activities	1,730,663	5,507,310
Net cash provided by/(used in) financing activities	8,012,591	(29,653,749)
Change in cash and cash equivalents	12,907,061	(16,521,271)

Net Cash Provided by Operating Activities

For the three months ended March 31, 2026 and 2025, we reported “Net cash provided by operating activities” of approximately $3.2 million and $7.6 million, respectively. Net cash provided by operating activities decreased approximately $4.5 million, primarily attributable to an increase in other receivables and assets of $1.8 million, a decrease in interest payable of approximately $1.3 million, a decrease in related party net payable of approximately $1.3 million related to timely collections of interest income, an increase in interest receivable of $0.8 million consisting of certain 'past due' amounts, a decrease in management and incentive fees payable of approximately $0.3 million and a decrease in net income over the comparable period of approximately $5.2 million. These changes were offset by a provision for current expected credit losses of $3.8 million during the first quarter of 2026 compared to a benefit of $1.1 million during the first quarter of 2025. Further, there was a decrease in the interest reserve for applied interest payments of approximately $0.8 million, an increase in stock based compensation of approximately $0.2 million, a $0.2 million unrealized loss on investments, and a decrease over the comparable period.

Net Cash Provided by Investing Activities

For the three months ended March 31, 2026 and 2025, we reported “Net cash provided by investing activities” of approximately $1.7 million and $5.5 million, respectively.

For the three months ended March 31, 2026 cash outflows primarily related to $49.8 million used for the origination and funding of loans held for investment, partially offset by $51.6 million of cash received from the principal repayment of loans held for investment.

For the three months ended March 31, 2025, cash outflows primarily related to $3.7 million used for the origination and funding of loans held for investment, partially offset by $9.2 million of cash received from the principal repayment of loans held for investment.

Net Cash Provided by/(used in) Financing Activities

For the three months ended March 31, 2026 and 2025, we reported “Net cash provided by/(used in) financing activities” of approximately $8.0 million and ($29.7) million, respectively.

For the three months ended March 31, 2026, cash inflows of approximately $17.9 million in net draws on our Revolving Loan, $9.9 million in dividends paid and approximately $30 thousand in debt issuance costs.

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

The following table summarizes the Company’s dividends declared during the three months ended March 31, 2026 and 2025, respectively.

	Record Date	Payment Date	Common Share Distribution Amount	Taxable Ordinary Income	Return of Capital	Section 199A Dividends
Regular cash dividend	3/31/2026	4/15/2026	$0.47	$0.47	$-	$0.47
Total cash dividend			$0.47	$0.47	-	$0.47

	Record Date	Payment Date	Common Share Distribution Amount	Taxable Ordinary Income	Return of Capital	Section 199A Dividends
Regular cash dividend	3/31/2025	4/15/2025	$0.47	$0.47	$-	$0.47
Total cash dividend			$0.47	$0.47	$—	$0.47

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

Accounting Policies and Estimates

As of March 31, 2026, there were no significant changes in the application of our accounting policies or estimates from those presented in our annual report on Form 10-K. Refer to Note 2 to our consolidated financial statements for the three months ended March 31, 2026, titled “Significant Accounting Policies” for information on recent accounting pronouncements.

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

We generally hold our investments as long-term loans classified as held for investment; however, we may occasionally classify some of our loans as held for sale. We may carry our loans at fair value or carrying value in our consolidated balance sheet. As of both March 31, 2026 and December 31, 2025 none of our loans were carried at fair value within loans held at fair value in our consolidated balance sheets, respectively, with changes in fair value recorded through earnings. We evaluate our loans on a quarterly basis and fair value is determined by our Manager's Investment Committee. We use an independent third-party valuation firm to provide input in the valuation of all of our unquoted investments, which we consider along with other various subjective and objective factors in making our evaluations.

Warrants are recorded at fair value on the consolidated balance sheets and unrealized gains and losses are included within the line item, change in unrealized loss on investment, in the consolidated statements of income. As of March 31, 2026, we carried $1.1 million of warrants at fair value which are included within the line item other receivables and assets, net, in our consolidated balance sheet.

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

As of March 31, 2026, we had 15 floating-rate loans, representing approximately 64.8% of our loan portfolio based on aggregate outstanding principal balances. The remaining 35.2% is represented by fixed rate loans. As of March 31, 2025, 59.3% and 40.7% of outstanding principal was represented by floating rate loans and fixed rate loans, respectively. Our loans generally have a rate floor established at the prevailing benchmark rate, as applicable, at the time of origination. Refer to Note 3 for rate floor by loan.

In addition, our Revolving Loan is exposed to similar interest rate risk. Our Revolving Loan bears interest at the greater of (1) the Prime Rate plus the applicable margin and (2) 3.25%. As of March 31, 2026, we had an outstanding balance of $67.1 million under the Revolving Loan, and an additional $43.0 million of availability which incurs an unused fee of 25 basis points. An increase in the Prime Rate is expected to result in an increase in interest expenses and therefore a decrease in net income.

Based on our Consolidated Statement of Operations for the period ended March 31, 2026, the following table shows the estimated annualized impact on net income resulting from hypothetical benchmark rate changes on our floating-rate portfolio (considering interest rate floors, as applicable). Management estimates reflect the characteristics of its loan portfolio as of March 31, 2026 and exclude assumptions relating to unscheduled prepayments, deployment of unfunded commitments or new originations.

Change in Interest Rates	Increase (Decrease) in Interest Income	Increase (Decrease) in Interest Expense	Increase (Decrease) in Net Investment Income
Increase of 300 basis points	8,036,894	2,011,500	6,025,394
Increase of 200 basis points	5,357,929	1,341,000	4,016,929
Increase of 100 basis points	2,678,965	670,500	2,008,465
Decrease of 100 basis points	(751,848)	(670,500)	(81,348)
Decrease of 200 basis points	(1,503,697)	(1,341,000)	(162,697)
Decrease of 300 basis points	(2,120,462)	(2,011,500)	(108,962)

Based on our Consolidated Statement of Operations for the year ended March 31, 2025, the following table shows the estimated annualized impact on net income resulting from hypothetical benchmark rate changes on our floating-rate portfolio (considering interest rate floors, as applicable).

Change in Interest Rates	Increase (Decrease) in Interest Income	Increase (Decrease) in Interest Expense	Increase (Decrease) in Net Investment Income
Increase of 300 basis points	7,139,122	1,140,000	5,999,122
Increase of 200 basis points	4,759,415	760,000	3,999,415
Increase of 100 basis points	2,379,707	380,000	1,999,707
Decrease of 100 basis points	(793,732)	(380,000)	(413,732)
Decrease of 200 basis points	(1,064,966)	(760,000)	(304,966)
Decrease of 300 basis points	(1,282,861)	(1,140,000)	(142,861)

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

Credit Risk

We are subject to varying degrees of credit risk in connection with our loans and interest receivable, which include credit risk on our commercial real estate loans and other targeted types of loans. Our Manager will seek to manage credit risk by performing deep credit fundamental analysis of potential assets and through the use of non-recourse financing, when and where available and appropriate. Credit risk will also be addressed through our Manager’s on-going review, and loans will be monitored for variance from expected prepayments, defaults, severities, losses and cash flow on a quarterly basis. Nevertheless, unanticipated credit losses could occur that could adversely impact our operating results. For additional information regarding the credit risk associated with our loans and interest receivables, see “Risk Factors- Loans to relatively new and/or small companies and companies operating in the cannabis industry generally involve significant risks” in our Annual Report on Form 10-K for the year ended December 31, 2025.

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

Concentration

Our loan portfolio as of March 31, 2026 and December 31, 2025, was concentrated with the top three borrowers representing approximately 33.2% and 26.9% of principal outstanding, respectively. As of and for the three months ended March 31, 2026 and 2025, the top three borrowers represented approximately 24.4% and 24.3% of the total interest income, respectively. The largest loan represented approximately 12.9% and 11.5% of principal outstanding as of March 31, 2026 and December 31, 2025, respectively.

As of March 31, 2026 and December 31, 2025, our borrowers have operations in the jurisdiction noted within the table below based on real estate collateral location or principal place of business:

As of March 31, 2026			As of December 31, 2025
Jurisdiction	Outstanding Principal (1)	Percentage of Our Loan Portfolio	Jurisdiction	Outstanding Principal (1)	Percentage of Our Loan Portfolio
Illinois	$85,259,003	21%	Illinois	$76,736,737	19%
Ohio	67,903,446	16%	Ohio	65,865,842	16%
Florida	64,542,243	16%	Florida	56,317,033	14%
Michigan	32,573,835	8%	Pennsylvania	46,114,129	11%
Pennsylvania	32,236,690	8%	Michigan	31,237,041	8%
Arizona	27,771,453	7%	California	27,316,846	7%
California	27,179,072	7%	Arizona	26,326,748	6%
Missouri	21,779,670	5%	Missouri	26,139,970	6%
New York	21,312,103	5%	New York	22,068,401	5%
Canada	16,211,500	4%	Nebraska	17,200,000	4%
West Virginia	8,491,943	2%	West Virginia	8,491,943	2%
Other (2)	2,584,377	1%	Other (2)	2,360,539	1%
Massachusetts	1,869,661	*%	Texas	2,335,787	1%
Texas	1,503,503	*%	Maryland	1,312,711	*%
Maryland	1,312,711	*%	Massachusetts	731,146	*%
Nevada	575,871	*%	Nevada	225,199	*%
Oregon	316,286	*%	Oregon	193,286	*%
Minnesota	166,467	*%	Minnesota	101,730	*%
Nebraska	-	*%	Canada	-	*%
Total	$413,589,833	100%	Total	$411,075,088	100%

* Represents less than 1%

(1)
The principal balance of the loans not secured by real estate collateral are included in the jurisdiction representing the principal place of business.
(2)
Represents Connecticut, Washington, New Jersey, and Canada

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

While we believe the principal amounts of our loans are generally adequately protected by underlying collateral value, there is a risk that we will not realize the entire principal value of certain loans, particularly those not fully collateralized by real estate. In order to mitigate that risk, our loans are generally collateralized by other assets, such as equipment, receivables, licenses or other assets of the borrowers to the extent permitted by applicable laws and regulations. In addition, we seek to impose strict loan covenants and seek personal or corporate guarantees for additional protection. As of March 31, 2026, 39% of our portfolio is fully secured by real estate. Our portfolio on average had real estate collateral coverage of 1.2x as of March 31, 2026, and all of our loans are secured by equity pledges of the borrower entities and all asset liens. As of March 31, 2025, 50% of our portfolio was fully secured by real estate. Our portfolio on average had real estate collateral coverage of 1.1x as of March 31, 2025 and all of our loans were secured by equity pledges of the borrower and all asset liens.

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

In connection with the preparation of this quarterly report on Form 10-Q, our management, including the Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2026. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2026 to ensure that (a) information required to be disclosed in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the forms and rules of the SEC and (b) such information is accumulated and communicated to management, including the Principal Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

Except as discussed in the preceding paragraph, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2026 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

In the normal course of business, we may be subject to various legal proceedings from time to time. We are not party to any material pending legal proceedings required to be disclosed pursuant to Item 103 of Regulation S-K.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025, which could materially affect our business, financial condition and/or results of operations. Except to the extent updated below or to the extent additional factual information disclosed elsewhere in this Quarterly Report on Form 10-Q relates to such risk factors, there have been no material changes to the risk factors described in the “Risk Factors” sections in our Annual Report on Form 10-K for the year ended December 31, 2025. The risks described in our Annual Report on Form 10-K and subsequent Quarterly Reports on Form 10-Q are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None of the Company’s officers or directors have adopted, modified or terminated trading plans under either a Rule 10b5-1 or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933) for the three months ended March 31, 2026.

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

CHICAGO ATLANTIC REAL ESTATE FINANCE, INC.

Dated: May 7, 2026	By:	/s/ Peter Sack
Peter Sack
Co-Chief Executive Officer and Director
(Principal Executive Officer)

Dated: May 7, 2026	By:	/s/ Phillip Silverman
Phillip Silverman
Chief Financial Officer
(Principal Financial Officer)