Form 10-Q
period 2026-06-30
Chicago Atlantic Real Estate Finance, Inc.
filed 2026-08-11
CIK 1867949

inte

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 6, 2026
Common stock, $0.01 par value	25,621,146

CHICAGO ATLANTIC REAL ESTATE FINANCE, INC.

TABLE OF CONTENTS

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CHICAGO ATLANTIC REAL ESTATE FINANCE, INC.

CONSOLIDATED BALANCE SHEETS

	June 30, 2026	December 31, 2025
	(unaudited)
Assets
Loans held for investment	$304,479,345	$332,772,244
Loans held for investment - related party (Note 8)	103,420,472	76,183,323
Loans held for investment, at carrying value	407,899,817	408,955,567
Current expected credit loss reserve	(9,370,918)	(5,062,785)
Loans held for investment at carrying value, net	398,528,899	403,892,782
Loans, at fair value - related party (amortized cost of $40,612,435 and $0, respectively) (Note 8)	40,612,435	-
Cash and cash equivalents	13,351,699	14,948,884
Interest receivable	5,077,545	4,009,800
Other receivables and assets, net	2,946,847	874,245
Related party receivables	1,181,661	1,189,937
Total Assets	$461,699,086	$424,915,648

Liabilities
Revolving loan	$91,050,000	$49,100,000
Notes payable, net	49,452,551	49,334,459
Dividend payable	10,639,254	11,157,220
Related party payables	2,061,428	2,214,920
Management and incentive fees payable	1,604,328	3,098,576
Interest payable	1,673,514	1,348,334
Accounts payable and other liabilities	1,039,790	834,977
Interest reserve	2,530,183	12,686
Total Liabilities	160,051,048	117,101,172
Commitments and contingencies (Note 9)

Stockholders' equity
Common stock, par value $0.01 per share, 100,000,000 shares authorized and 21,314,392 and 21,080,272 shares issued and outstanding, respectively	213,144	210,803
Additional paid-in-capital	324,946,445	323,125,854
Accumulated deficit	(23,511,551)	(15,522,181)
Total stockholders' equity	301,648,038	307,814,476

Total liabilities and stockholders' equity	$461,699,086	$424,915,648

The accompanying notes are an integral part of these consolidated financial statements.

CHICAGO ATLANTIC REAL ESTATE FINANCE, INC.

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	For the three months ended June 30,		For the six months ended June 30,
	2026	2025	2026	2025
Revenues
Interest income	$15,219,022	$16,502,035	$30,383,710	$31,609,350
Interest expense	(2,384,377)	(2,077,048)	(4,424,979)	(4,142,430)
Net interest income	12,834,645	14,424,987	25,958,731	27,466,920

Expenses
Management and incentive fees, net	1,604,328	1,932,957	3,323,823	3,668,490
General and administrative expense	1,529,035	1,271,124	2,680,508	2,467,231
Professional fees	495,084	480,113	998,633	973,059
Stock based compensation	957,578	881,128	1,822,932	1,530,440
Provision (benefit) for current expected credit losses	551,294	1,147,290	4,389,145	74,014
Total expenses	5,137,319	5,712,612	13,215,041	8,713,234
Change in unrealized (loss)/gain on investment	(224,000)	165,000	(430,000)	165,000
Net income before income taxes	7,473,326	8,877,375	12,313,690	18,918,686
Income tax expense	-	-	-	-
Net income	$7,473,326	$8,877,375	$12,313,690	$18,918,686

Earnings per common share:
Basic earnings per common share	$0.35	$0.42	$0.58	$0.90
Diluted earnings per common share	$0.34	$0.41	$0.57	$0.89

Weighted average number of common shares outstanding:
Basic weighted average shares of common stock outstanding	21,242,557	21,002,787	21,161,863	20,931,025
Diluted weighted average shares of common stock outstanding	21,713,882	21,487,106	21,599,634	21,376,645

The accompanying notes are an integral part of these consolidated financial statements.

CHICAGO ATLANTIC REAL ESTATE FINANCE, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(UNAUDITED)

THREE MONTHS ENDED JUNE 30, 2026

	Common Stock		Additional Paid-In-	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Equity

Balance at March 31, 2026	21,080,272	210,803	323,991,208	(20,779,353)	303,422,658
Issuance of common stock from employee incentive plan (Note 10)	234,120	2,341	(2,341)	-	-
Stock-based compensation, net of forfeitures	-	-	957,578	-	957,578
Dividends declared on restricted stock awards	-	-	-	(187,760)	(187,760)
Dividends declared on common shares ($.47 per share)	-	-	-	(10,017,764)	(10,017,764)
Net income	-	-	-	7,473,326	7,473,326
Balance at June 30, 2026	21,314,392	$213,144	$324,946,445	$(23,511,551)	$301,648,038

THREE MONTHS ENDED JUNE 30, 2025

	Common Stock		Additional Paid-In-	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Equity

Balance at March 31, 2025	20,893,785	$208,938	$320,486,840	$(9,915,731)	$310,780,047
Issuance of common stock from employee incentive plan (Note 10)	180,840	1,808	(1,808)	-	-
Stock-based compensation, net of forfeitures	-	-	881,128	-	881,128
Dividends declared on restricted stock awards	-	-	-	(605,086)	(605,086)
Dividends declared on common shares ($.47 per share)	-	-	-	(9,905,074)	(9,905,074)
Net income	-	-	-	8,877,375	8,877,375
Balance at June 30, 2025	21,074,625	210,746	321,366,160	(11,548,516)	310,028,390

SIX MONTHS ENDED JUNE 30, 2026

	Common Stock		Additional Paid-In-	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Equity

Balance at December 31, 2025	21,080,272	210,803	323,125,854	(15,522,181)	307,814,476
Issuance of common stock, net of offering costs				-	-
Issuance of common stock from employee incentive plan (Note 10)	234,120	2,341	(2,341)	-	-
Stock-based compensation, net of forfeitures	-	-	1,822,932	-	1,822,932
Dividends declared on restricted stock awards				(377,568)	(377,568)
Dividends declared on common shares ($0.94 per share)	-	-	-	(19,925,492)	(19,925,492)
Net income	-	-	-	12,313,690	12,313,690
Balance at June 30, 2026	21,314,392	$213,144	$324,946,445	$(23,511,551)	$301,648,038

SIX MONTHS ENDED JUNE 30, 2025

	Common Stock		Additional Paid-In-	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Equity

Balance at December 31, 2024	20,829,228	208,292	318,886,768	(10,136,963)	308,958,097
Issuance of common stock, net of offering costs	64,557	646	950,760	-	951,406
Issuance of common stock from employee incentive plan (Note 10)	180,840	1,808	(1,808)	-	-
Stock-based compensation, net of forfeitures	-	-	1,530,440	-	1,530,440
Dividends declared on restricted stock awards	-	-	-	(605,086)	(605,086)
Dividends declared on common shares ($0.94 per share)	-	-	-	(19,725,153)	(19,725,153)
Net income	-	-	-	18,918,686	18,918,686
Balance at June 30, 2025	21,074,625	$210,746	$321,366,160	(11,548,516)	$310,028,390

CHICAGO ATLANTIC REAL ESTATE FINANCE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the six months ended June 30,
	2026	2025
Operating activities
Net income	$12,313,690	$18,918,686

Adjustments to reconcile net income to net cash provided by operating activities:
Accretion of deferred loan origination fees and other discounts	(1,284,494)	(850,114)
Paid-in-kind interest	(3,356,544)	(3,116,093)
Provision (benefit) for current expected credit losses	4,389,145	74,014
Change in unrealized (loss)/gain on investment	430,000	(165,000)
Amortization of debt issuance costs	167,415	220,458
Stock based compensation	1,822,932	1,530,440

Changes in operating assets and liabilities:
Interest receivable	(1,067,745)	(1,842,083)
Other receivables and assets, net	(2,522,244)	(65,505)
Interest reserve	2,517,497	(1,076,943)
Related party payables	(153,492)	(171,321)
Related party receivables	8,276	2,491,139
Management and incentive fees payable	(1,494,248)	(930,201)
Interest payable	325,180	(71,313)
Accounts payable and accrued expenses	123,801	(857,659)
Net cash provided by operating activities	12,219,169	14,088,505

Cash flows from investing activities
Issuance of and fundings of loans held for investment	(65,536,425)	(10,327,017)
Principal repayment of loans held for investment	71,233,213	12,279,060
Issuance of and fundings of loans at fair value	(40,612,435)	-
Net cash (used in)/provided by investing activities	(34,915,647)	1,952,043

Cash flows from financing activities
Proceeds from sale of common stock	-	1,033,474
Proceeds from borrowings on revolving loan	110,750,000	56,900,000
Repayment of borrowings on revolving loan	(68,800,000)	(40,700,000)
Dividends paid to common shareholders	(20,821,026)	(24,030,318)
Payment of offering costs	(29,681)	(82,068)
Net cash provided by/(used in) financing activities	21,099,293	(6,878,912)

Net (decrease)/increase in cash and cash equivalents	(1,597,185)	9,161,636
Cash and cash equivalents, beginning of period	14,948,884	26,400,448
Cash and cash equivalents, end of period	$13,351,699	$35,562,084

Supplemental disclosure of non-cash financing and investing activities
Interest reserve withheld from funding of loans	$3,404,872	$22,500
OID withheld from funding of loans held for investment	3,390,808	1,048,270
Dividends declared and not yet paid	10,017,764	9,905,074
Payable for investment purchased	-	9,461,774
Transfer of loans held for investment to loans held for sale	27,110,506	-
Non-cash exchange of loans with related party (Note 8)	27,110,506	-

Supplemental information:
Interest paid during the period	3,932,383	4,779,632

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

The Company is externally managed by Chicago Atlantic REIT Manager, LLC (the “Manager”), a Delaware limited liability company, pursuant to the terms of the management agreement dated May 1, 2021, and amended in October 2021, by and among the Company and the Manager (the "Management Agreement"). After the initial three-year term, the Management Agreement is automatically renewed for one-year periods unless the Company or the Manager elects not to renew in accordance with the terms of the Management Agreement. Following the initial term, the Management Agreement was most recently automatically renewed on April 30, 2026. The Manager conducts substantially all of the Company’s operations and provides asset management services for its real estate investments. For its services, the Manager is entitled to management fees and incentive compensation, both defined in, and in accordance with, the terms of the Management Agreement (Note 8). All of the Company’s investment decisions are made by the investment committee of the Manager, subject to oversight by the Company’s board of directors (the “Board”). The Manager is wholly-owned by Chicago Atlantic Group, LP. (the “Sponsor”).

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements and related notes of the Company have been prepared on the accrual basis of accounting and in conformity with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Our consolidated financial statements present the financial position, results of operations, and cash flows of the Company, and its wholly owned consolidated subsidiary, CAL. All intercompany accounts and transactions have been eliminated in consolidation. Accordingly, these financial statements may not contain all disclosures required by GAAP. Reference should be made to Note 2 of the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K for the period ended December 31, 2025. In the opinion of the Company, all normal recurring adjustments have been made that are necessary to the fair statement of the results of operations and financial position as of and for the periods presented. Operating results for the three and six month periods ended June 30, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026.

Use of Estimates in the Preparation of Consolidated Financial Statements

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Actual results could differ from those estimates. Significant estimates include the provision for current expected credit losses.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation. Specifically, interest payable, which was previously included within accounts payable and other liabilities during the comparative interim periods, is presented as a separate line item on the Consolidated Balance Sheets. Additionally, dividends declared on restricted stock awards which were previously included in dividends declared on common shares, were reclassified and presented as an individual line item on the Consolidated Statements of Equity.

The reclassifications were made to improve transparency regarding the Company’s accrued interest obligations and dividends paid on vested restricted stock awards. The reclassifications had no impact on total assets, total liabilities, stockholders’ equity, net income, or cash flows for the periods presented.

Recent Accounting Pronouncements

In November 2024, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures ("ASU 2024-03"), which requires disaggregated disclosures of certain costs and expenses, including purchases of inventory, employee compensation, depreciation, amortization and depletion, within relevant income statement captions. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim periods beginning with the first quarter ended March 31, 2027. Early adoption and retrospective application is permitted. The Company is currently evaluating the impact of this guidance on the Company's future consolidated financial statements.

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

3. LOANS HELD FOR INVESTMENT, NET

The Company primarily originates senior secured loans that it has the intent and ability to hold until maturity or payoff. Such loans are classified as held for investment and are reported on the consolidated balance sheets at amortized cost. Our loans bear interest rates that are either fixed or determined periodically on the basis of U.S. Prime Rate (“Prime”) or Secured Overnight Financing Rate (“SOFR”) plus a premium. Loans which bear interest on either Prime or SOFR are collectively referred to as "Floating-rate loans". The following tables present summarized information regarding our loans held for investment by interest rate type as of June 30, 2026 and December 31, 2025:

	As of June 30, 2026
	Total Principal	Original Issue Discount	Carrying Value	Percentage of loans held for investment
Fixed-rate loans	$169,863,664	$(551,834)	$169,311,830	41.2%
Floating-rate loans	242,261,988	(3,674,001)	238,587,987	58.8%
Total	$412,125,652	$(4,225,835)	$407,899,817	100.0%

	As of December 31, 2025
	Total Principal	Original Issue Discount	Carrying Value	Percentage of loans held for investment
Fixed-rate loans	$154,680,286	$(803,019)	$153,877,267	37.6%
Floating-rate loans	256,394,802	(1,316,502)	255,078,300	62.4%
Total	$411,075,088	$(2,119,521)	$408,955,567	100.0%

The following tables summarize the Company’s aggregate portfolio of loans held for investment, net of current expected credit loss reserve as of June 30, 2026 and December 31, 2025:

	As of June 30, 2026
	Outstanding Principal	Original Issue Discount	Carrying Value	Weighted Average Remaining Life (Years) (1)
Loans held for investment	$412,125,652	$(4,225,835)	$407,899,817	2.2
Current expected credit loss reserve	-	-	(9,370,918)
Total loans held at carrying value, net	$412,125,652	$(4,225,835)	$398,528,899

	As of December 31, 2025
	Outstanding Principal	Original Issue Discount	Carrying Value	Weighted Average Remaining Life (Years) (1)
Loans held for investment	$411,075,088	$(2,119,521)	$408,955,567	2.2
Current expected credit loss reserve	-	-	(5,062,785)
Total loans held at carrying value, net	$411,075,088	$(2,119,521)	$403,892,782

(1)
Weighted average remaining life is calculated based on the carrying value of the loans as of June 30, 2026 and December 31, 2025, respectively.

The following tables present changes in loans held for investment at carrying value as of and for the six months ended June 30, 2026 and 2025.

	Principal	Original Issue Discount	Current Expected Credit Loss Reserve	Carrying Value
Balance at December 31, 2025	$411,075,088	$(2,119,521)	$(5,062,785)	$403,892,782
Purchase of investments	68,927,233	(3,390,808)	-	65,536,425
Principal repayment of loans	(71,233,213)	-	-	(71,233,213)
Accretion of original issue discount	-	1,284,494	-	1,284,494
Capitalized PIK Interest	3,356,544	-	-	3,356,544
Increase in provision for current expected credit losses	-	-	(4,308,133)	(4,308,133)
Balance at June 30, 2026	$412,125,652	$(4,225,835)	$(9,370,918)	$398,528,899

	Principal	Original Issue Discount	Current Expected Credit Loss Reserve	Carrying Value
Balance at December 31, 2024	$404,721,554	$(2,244,508)	$(4,346,869)	$398,130,177
Purchase of investments	20,859,561	(1,048,270)	-	19,811,291
Principal repayment of loans	(12,279,060)	-	-	(12,279,060)
Accretion of original issue discount	-	850,114	-	850,114
Capitalized PIK Interest	3,116,093	-	-	3,116,093
Increase in provision for current expected credit losses	-	-	(74,479)	(74,479)
Balance at June 30, 2025	$416,418,148	$(2,442,664)	$(4,421,348)	$409,554,136

A more detailed listing of the Company’s loans held at carrying value based on information available as of June 30, 2026, is as follows:

		Initial Funding	Maturity	Principal	Original Issue	Carrying	Percent of Loans held	Future		Periodic	YTM
Loan	Location(s)	Date (1)	Date (2)	Balance	Premium/(Discount)	Value	for investment	Fundings	Interest Rate (3)	Payment (4)	IRR (5)
2b	Michigan	12/16/2025	12/31/2026	$3,084,858	$(16,927)	$3,067,931	0.7%	$-	0% Cash, 10% PIK	I/O	9.7%
4	Arizona	6/1/2024	6/17/2026	6,626,809	-	6,626,809	1.6%	-	11.91% Cash (14)	I/O	17.0%
7	Illinois, Arizona	6/30/2025	6/30/2028	36,130,667	(358,490)	35,772,177	8.8%	-	P+5.75% Cash (9)	P&I	15.0%
8	West Virginia	8/30/2024	9/30/2026	8,491,943	-	8,491,943	2.1%	-	13% Cash	I/O	14.4%
9a	Pennsylvania	3/31/2025	3/31/2028	14,576,987	(48,170)	14,528,817	3.5%	-	9% Cash (13)	I/O	9.7%
9b	Pennsylvania	3/31/2025	3/31/2028	14,550,000	(46,399)	14,503,601	3.5%	-	9% Cash (13)	I/O	9.7%
12	Various	11/8/2021	10/31/2027	14,919,970	(88,857)	14,831,113	3.6%	-	P+7% Cash, 2% PIK (10)	P&I	19.8%
18	Ohio	2/3/2022	12/31/2026	48,369,208	-	48,369,208	11.7%	-	P+1.75% Cash, 5% PIK (9)(13)	P&I	17.9%
19	Florida	3/11/2022	12/31/2027	20,835,799	(26,648)	20,809,151	5.1%	-	11% Cash, 5% PIK	P&I	17.5%
21	Illinois	7/1/2022	7/29/2026	8,112,025	33,699	8,145,724	2.0%	-	P+7% Cash, 2% PIK (9)(16)	P&I	23.3%
23	Arizona	3/27/2023	3/31/2027	1,260,000	(9,068)	1,250,932	0.3%	-	P+7.5% Cash (11)	P&I	18.7%
25	New York	7/1/2023	6/29/2036	20,555,804	-	20,555,804	5.0%	-	15% Cash	P&I	16.6%
31	California, Illinois	5/3/2023	9/30/2028	10,782,841	(160,621)	10,622,220	2.6%	-	P+8.75% Cash (10)	P&I	18.7%
34	Arizona	6/17/2024	5/29/2026	9,900,765	-	9,900,765	2.4%	-	11.91% Cash (14)	I/O	12.8%
35	California	8/23/2024	9/30/2028	24,417,992	(179,632)	24,238,360	5.9%	-	12% Cash, 3% PIK	P&I	16.6%
36	Illinois	10/28/2024	1/1/2027	27,776,155	(29,352)	27,746,803	6.7%	2,355,293	0% Cash, 13.75% PIK (15)	P&I	15.0%
40	Various	3/28/2025	7/28/2028	676,676	(17,631)	659,045	0.2%	-	SOFR +10.25% Cash (6)	P&I	20.4%
41	Ohio	3/1/2025	3/13/2027	271,429	(2,878)	268,551	0.1%	-	14.5% Cash	P&I	16.1%
42	Various	9/30/2025	2/28/2029	53,333,333	(257,450)	53,075,883	12.9%		SOFR +6.88% Cash (6)	P&I	13.2%
43	Missouri	8/20/2025	8/20/2028	12,537,130	(150,405)	12,386,725	3.0%	-	P+5.75% Cash (10)	P&I	15.4%
44	Missouri	12/31/2025	12/31/2028	4,504,048	(97,659)	4,406,389	1.1%	-	SOFR+10.24% Cash (7)	P&I	16.0%
45	Canada	1/8/2026	1/31/2031	16,211,500	(2,300,521)	13,910,979	3.9%	-	SOFR+6.25% Cash	I/O	18.7%
46a	Various	11/26/2024	11/24/2028	17,050,336	(201,828)	16,848,508	4.1%	-	12% Cash, 1% PIK	P&I	15.2%
46b	Various	3/17/2026	12/31/2026	1,724,787	-	1,724,787	0.4%	-	0% Cash, 13% PIK	I/O	12.7%
47	Nevada	4/23/2026	4/23/2029	2,003,251	-	2,003,251	0.5%		P+5.75% Cash, 1.5% PIK (8)	P&I	15.6%
48	Pennsylvania	4/8/2026	4/8/2030	13,221,830	-	13,221,830	3.2%	-	P+4.5% Cash, 4% PIK (9)(13)	P&I	18.5%
49	California	7/7/2025	7/31/2029	7,277,263	(141,768)	7,135,495	1.8%	-	P+6.5% Cash (9)	P&I	16.1%
50	Michigan, Maryland	1/27/2026	1/27/2029	12,922,246	(125,230)	12,797,016	3.1%	-	P+3% Cash (8) (13)	P&I	11.7%

			Subtotal	$412,125,652	$(4,225,835)	$407,899,817	100%	$2,355,293			15.6%

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
(3)
"P" = prime rate; "SOFR" = Secured Overnight Financing Rate. "P" and "SOFR" represent floating rate loans that pay interest at the designed benchmark rate plus an applicable spread; "SOFR" loans are typically indexed to 30-day, 90-day or 180-day rates (1 month, 3 month, or 6 month, respectively); "PIK" = paid-in-kind interest.
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
(8)
This Loan is subject to a prime rate floor of 6.75%
(9)
This Loan is subject to a prime rate floor of 7.00%
(10)
This Loan is subject to a prime rate floor of 7.50%
(11)
This Loan is subject to a prime rate floor of 8.00%
(12)
This Loan is subject to a prime rate floor of 8.50%
(13)
The borrower of this subject Loan is considered by management to be a related party. Refer to Note 8 for additional information.
(14)
Loan #4 and Loan #34 were placed on non-accrual on December 1, 2025 and all accrued interest through such date was reversed. These loans remain on non-accrual as of June 30, 2026 and the interest receivable balance relating to these loans was $0.
(15)
In May 2026, Loan #36 was amended to pay a default interest rate of 7.5% and 13.75% PIK.
(16)
In June 2026, Loan #21 was amended to extend the maturity date to August 18, 2026. No other terms of the loan were modified in connection with this amendment.

The following tables present aging analyses of past due loans by amortized cost, excluding the CECL reserve, as of June 30, 2026 and December 31, 2025.

	As of June 30, 2026
	Current Loans (1)	31-60 Days Past Due	61-90 Days Past Due	90+ Days Past Due	Total Past Due	Total Loans	Non- Accrual
Loans held for investment	$391,372,243	$16,527,574	$-	$-	$16,527,574	$407,899,817	$16,527,574
Total	$391,372,243	$16,527,574	$-	$-	$16,527,574	$407,899,817	$16,527,574

	As of December 31, 2025
	Current Loans (1)	31-60 Days Past Due	61-90 Days Past Due	90+ Days Past Due	Total Past Due	Total Loans	Non- Accrual
Loans held for investment	$408,955,567	$-	$-	$-	$-	$408,955,567	$48,801,351
Total	$408,955,567	$-	$-	$-	$-	$408,955,567	$48,801,351

(1)
Loans 1-30 days past due are included in the current loans.

Non-Accrual Loans

As of June 30, 2026 and December 31, 2025, there were two and four loans placed on non-accrual status, respectively.

As more fully described in Note 8, Loan #9 was placed on non-accrual status as of May 1, 2023 and has a carrying value of approximately $29.0 million as of both June 30, 2026 and December 31, 2025. Loan #9 carried a reserve for current expected credit losses of approximately $0.1 million and $0.5 million as of June 30, 2026 and as of December 31, 2025, respectively. In December 2025, the

Company collected all past due unpaid interest and the borrower was current on all principal and interest payments. Management restored Loan #9 to accrual status as of March 31, 2026 as the borrower demonstrated sustained ability to meet debt service obligations for a minimum of 60 days.

Loan #6 was placed on non-accrual status as of May 9, 2025 and had an outstanding principal balance and carrying value of approximately $3.2 million as of December 31, 2025. A Default Notice was sent to the borrower on May 9, 2025 specifying certain events of default such as outstanding tax liens and recent non-payment of interest and principal. Loan #6 was repaid in full on April 6, 2026.

Loan #4 and Loan #34 were placed on non-accrual status as of December 1, 2025 following periods of non-collection of interest since August 1, 2025. The loan and security agreements governing these loans include cross-default and cross-collateral provisions. During the quarter ended June 30, 2026, the Company collected a payment of approximately $0.1 million related to Loan #34 which was applied to the principal balance given the collection of contractual interest cannot yet be reasonably assured. As of June 30, 2026, Loan #4 and Loan #34 had an aggregate outstanding principal balance and carrying value of approximately $16.5 and $16.6 million as of June 30, 2026 and December 31, 2025, respectively. At the time these loans were placed on non-accrual status $0.9 million of interest receivable was reversed, and interest receivable as of June 30, 2026 and December 31, 2025 is $0.

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

The risk ratings are primarily determined based on current and historical performance metrics specific to each portfolio company, as well as consideration of future economic conditions and each borrower’s estimated ability to meet debt service requirements. The risk ratings shown in the following table as of June 30, 2026 and December 31, 2025 consider borrower specific credit history and performance and reflect a quarterly re-evaluation of overall current macroeconomic conditions affecting the Company’s borrowers, specifically those designated as held for investment.

As of June 30, 2026 and December 31, 2025, the carrying value, excluding the current expected credit loss reserve (the “CECL Reserve”), of the Company’s loans within each risk rating category by year of origination is as follows:

	As of June 30, 2026 (1)
Risk Rating	2026	2025	2024	2023	2022 and prior	Total
1	$-	$-	$-	$-	$-	$-
2	13,221,830	63,938,354	24,238,360	10,622,220	77,324,083	189,344,847
3	30,436,033	81,866,260	25,340,451	21,806,736	14,831,113	174,280,593
4	-	-	37,647,568	-	-	37,647,568
5	-	-	6,626,809	-	-	6,626,809
Total	$43,657,863	$145,804,614	$93,853,188	$32,428,956	$92,155,196	$407,899,817

	As of December 31, 2025 (1)
Risk Rating	2025	2024	2023	2022	2021	Total
1	$-	$-	$17,200,000	$-	$-	$17,200,000
2	56,825,751	26,726,735	43,676,371	43,542,664	-	170,771,521
3	104,831,283	52,297,509	1,363,484	-	42,709,369	201,201,645
4	-	16,626,809	-	-	3,155,592	19,782,401
5	-	-	-	-	-	-
Total	$161,657,034	$95,651,053	$62,239,855	$43,542,664	$45,864,961	$408,955,567

(1)
Amounts are presented by loan origination year with subsequent advances on delayed draw facilities shown in the initial year of origination.

Real estate collateral coverage is also a significant credit quality indicator, and real estate collateral coverage, excluding the CECL Reserve, was as follows as of June 30, 2026 and December 31, 2025:

As of June 30, 2026 (1)
	< 1.0x	1.0x – 1.25x	1.25x – 1.5x	1.50x – 1.75x	1.75x – 2.0x	> 2.0x	Total
Fixed-rate	$68,683,414	$68,512,737	$-	$29,047,747	$-	$3,067,931	$169,311,829
Floating-rate	112,882,955	-	109,790,803	-	-	15,914,230	238,587,988
	$181,566,369	$68,512,737	$109,790,803	$29,047,747	$-	$18,982,161	$407,899,817

As of December 31, 2025 (1)
	< 1.0x	1.0x – 1.25x	1.25x – 1.5x	1.50x – 1.75x	1.75x – 2.0x	> 2.0x	Total
Fixed-rate	$79,144,978	$24,714,544	$41,525,802	$8,491,943	$-	$-	$153,877,267
Floating-rate	118,379,752	6,547,194	35,683,291	27,087,360	-	67,380,703	255,078,300
	$197,524,730	$31,261,738	$77,209,093	$35,579,303	$-	$67,380,703	$408,955,567

(1)
Real estate collateral coverage is calculated based upon most recent third-party appraised values. The Company generally obtains new appraisals of all material real estate collateral at least once annually.

Geographic concentration of our loans held for investment is also a significant credit quality indicator. As of June 30, 2026 and December 31, 2025, our borrowers have operations in the jurisdictions in the table below:

As of June 30, 2026			As of December 31, 2025
Jurisdiction	Outstanding Principal (1)	Percentage of Loans Held for Investment	Jurisdiction	Outstanding Principal (1)	Percentage of Loans Held for Investment
Illinois	$85,272,862	21%	Illinois	$76,736,737	19%
Ohio	66,516,744	16%	Ohio	65,865,842	16%
Florida	63,648,865	15%	Florida	56,317,033	14%
Pennsylvania	45,458,520	11%	Pennsylvania	46,114,129	11%
California	37,520,363	9%	Michigan	31,237,041	8%
Arizona	27,880,772	7%	California	27,316,846	7%
New York	20,555,804	5%	Arizona	26,326,748	6%
Canada	16,211,500	4%	Missouri	26,139,970	6%
Missouri	15,129,721	4%	New York	22,068,401	5%
Michigan	13,133,606	3%	Nebraska	17,200,000	4%
West Virginia	8,491,943	2%	West Virginia	8,491,943	2%
Massachusetts	4,743,161	1%	Other (2)	2,360,539	1%
Nevada	2,579,122	1%	Texas	2,335,787	1%
Other (2)	2,389,657	1%	Maryland	1,312,711	*%
Texas	2,123,876	1%	Massachusetts	731,146	*%
Oregon	310,107	*%	Nevada	225,199	*%
Minnesota	159,029	*%	Oregon	193,286	*%
Maryland	-	*%	Minnesota	101,730	*%
Nebraska	-	*%	Canada	-	*%
Total	$412,125,652	100%	Total	$411,075,088	100%

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

In addition, the Company reviews each loan on a quarterly basis and evaluates the borrower’s ability to pay the monthly interest and principal, if required, as well as the loan-to-value (LTV) ratio. When evaluating qualitative factors that may indicate the need for a CECL Reserve, the Company forecasts losses considering a variety of factors. In considering the potential current expected credit loss, the Manager primarily considers significant inputs to the Company’s forecasting methods, which include (i) key loan-specific inputs such as the value of the real estate collateral, liens on equity (including the equity in the entity that holds the state-issued license to cultivate, process, distribute, or retail cannabis), presence of personal or corporate guarantees, among other credit enhancements, LTV ratio, rate type (fixed or floating) and IRR, loan-term, geographic location, and expected timing and amount of future loan fundings, (ii) performance against the underwritten business plan and the Company’s internal loan risk rating, and (iii) a macro-economic forecast. Estimating the enterprise value of our borrowers in order to calculate LTV ratios is often a significant estimate. The Manager utilizes a third-party valuation appraiser to assist with the Company’s valuation process primarily using comparable transactions to estimate enterprise value of its portfolio companies and supplement such analysis with a multiple-based approach to enterprise value to revenue multiples of publicly-traded comparable companies obtained from S&P Capital IQ as of June 30, 2026, to which the Manager may apply a private company discount based on the Company’s current borrower profile.

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

During the period ended June 30, 2026, the Company's CECL Reserve increased by approximately $4.4 million compared to December 31, 2025. On a relative size basis, the CECL reserve represented 2.27% and 1.23% of principal on our loans held for investment as of June 30, 2026 and December 31, 2025 respectively. The period over period increase in the CECL reserve results from a combination of changes in portfolio composition driven by new originations and repayments, as well as portfolio company specific events and credit quality changes that impacted expected loss estimates. The key drivers of the change in the CECL reserve during the comparative period are outlined below:

•
During the six months ended June 30, 2026, the Company recorded reserves on new originations of approximately $1.1 million, which were offset by $0.8 million of reserves, which existed at December 31, 2025 and were reversed as a result of full loan repayments. The net effect of new originations and full repayments on the CECL reserve was approximately a $0.3 million increase.
•
The CECL reserve relating to loans with a risk rating of "2" and "3" was $4.6 million or 1.2% of outstanding principal of such loans, as of June 30, 2026 and $2.9 million or 0.8% of outstanding principal of such loans, as of December 31, 2025 Management notes that loans risk rated "2" and "3" are generally deemed to be performing loans and generally carry similar CECL reserves.
•
The CECL reserve for loans included in risk rating "4" was $3.7 million or 9.8% of outstanding principal of such loans, as of June 30, 2026 and $2.2 million or 11.3% of outstanding principal of such loans, as of December 31, 2025. The increase during the period primarily relates to Loan #36, which has a CECL reserve of $1.8 million as of June 30, 2026. Loans that are risk rated "4" are high risk for potential loss and require regular monitoring. One loan was included in risk rating "5", Loan #4, which is on non-accrual.
•
Loans remaining on non-accrual, specifically Loan #4 and Loan #34, resulted in a $1.2 million increase to the CECL reserve compared to December 31, 2025. This was primarily due to LTV increasing to 92.9% as of June 30, 2026 from 69.6% as of December 31, 2025 and deteriorating fixed charge coverage ratio ("FCCR"). When the loans were placed on non-accrual status in December 2025, an aggregate of $0.9 million of accrued interest receivable was reversed. The non-performing nature of these loans as of June 30, 2026 is a key input to the Company's CECL analysis.
•
The CECL reserve relating to Loan #36 increased $1.5 million during the six months ended June 30, 2026. LTV increased to 107.2% as of June 30, 2026 from 65.3% as of December 31, 2025. Payments were delayed during the three months ended March 31, 2026, which resulted in deterioration in debt service coverage ratios. The Company collected all past due interest in early April 2026. In May 2026, Loan #36 was amended to 0% cash, 7.5% default interest and 13.75% PIK and Management kept Loan #36 on accrual status as of June 30, 2026.

Activity related to the CECL Reserve for outstanding balances and unfunded commitments on the Company’s loans held at carrying value and loans receivable at carrying value as of and for the three months ended June 30, 2026 and 2025 is presented in the table below.

	Funded	Unfunded	Total
Balance at December 31, 2025	$5,062,785	$60,707	$5,123,492
Provision for current expected credit losses	4,308,133	81,012	4,389,145
Balance at June 30, 2026	$9,370,918	$141,719	$9,512,637

	Funded	Unfunded	Total
Balance at December 31, 2024	$4,346,869	$45,572	$4,392,441
Provision (benefit) for current expected credit losses	74,479	(465)	74,014
Balance at June 30, 2025	$4,421,348	$45,107	$4,466,455

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

4. LOANS, AT FAIR VALUE

The following table summarizes the Company's loan held at fair value as of June 30, 2026:

Loan	Location(s)	Maturity Date	Principal Balance	Amortized Cost	Fair Value	Interest Rate	Periodic Payment
51	New York	5/22/2028	$41,000,000	$40,612,435	$40,612,435	P+5.25%	I/O

		Subtotal	$41,000,000	$40,612,435	$40,612,435

During the three months ended June 30, 2026, the Company, through its wholly-owned subsidiary, Chicago Atlantic Lincoln, LLC, originated a $41.0 million second-lien secured term loan to a related party, which is included within Loans, at fair value - related party on the consolidated balance sheet. Further, all interest collected on this loan is included within interest income on the income statement.

The Loan bears interest at the Prime Rate plus 5.25% per annum, subject to a Prime Rate floor of 6.75%, resulting in an all-in interest rate of 12.00% as of June 30, 2026. The aggregate commitment under this loan was approximately $41.0 million. The loan is current on all interest and principal payments due.

The Loan is secured by a second-priority mortgage and a second-priority lien on all personal property, fixtures, leases, and rents of the borrower. The Company elected the fair value option for this asset due to other indebtedness of the borrower that is senior to our loan and the potential sale of the asset which was contemplated at the time of underwriting. Both of these factors contributed to management's uncertainty with respect to the intent to hold the loan to maturity or payoff. See Note 13 for additional information on fair value measurement.

5. INTEREST RECEIVABLE

As of June 30, 2026 and December 31, 2025, the Company had interest receivable of approximately $5.1 million and $4.0 million, respectively.

The following tables categorize the aging of interest receivable on past due loans (including non-accrual loans) by class as of June 30, 2026 and December 31, 2025, respectively:

	As of June 30, 2026
	Current Loans	31-60 Days Past Due	61-90 Days Past Due	90+ Days Past Due (and accruing)	Total Past Due	Total Loans	Non- Accrual
Interest receivable	$4,397,745	$169,950	$169,950	$339,900	$679,800	$5,077,545	$679,800
Total	$4,397,745	$169,950	$169,950	$339,900	$679,800	$5,077,545	$679,800

	As of December 31, 2025
	Current Loans	31-60 Days Past Due	61-90 Days Past Due	90+ Days Past Due (and accruing)	Total Past Due	Total Loans	Non- Accrual
Interest receivable	$4,009,800	$—	$-	$-	$—	$4,009,800	$-
Total	$4,009,800	$—	$-	$-	$—	$4,009,800	$-

6. INTEREST RESERVE

The following table presents changes in interest reserves as of June 30, 2026 and December 31, 2025, respectively:

	June 30, 2026	December 31, 2025
Beginning reserves	$12,686	$1,297,878
New reserves	3,404,872	176,760
Reserves disbursed	(887,375)	(1,461,952)
Ending reserve	$2,530,183	$12,686

7. DEBT

Revolving Loan

In May 2021, in connection with the Company's acquisition of its wholly-owned financing subsidiary, CAL, the Company was assigned a secured revolving credit facility (the "Revolving Loan"). As of December 31, 2024, the Revolving Loan was governed by the Sixth Amended and Restated Loan and Security Agreement (the "Sixth Amendment and Restatement"), had an aggregate commitment of $110.0 million, which may be increased to $150.0 million pursuant to its accordion feature, and had a maturity date of June 30, 2026. The Revolving Loan bore interest, payable in cash in arrears, at a per annum rate equal to the greater of (1) the Prime Rate plus the applicable margin and (2) 3.25%. The applicable margin is derived from a floating rate grid based upon the ratio of debt to book equity of CAL and increases from 0% at a ratio of 0.25 to 1 to 1.25% at a ratio of 1.5 to 1. The base interest rate in effect as of June 30, 2026 is 6.75%.

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

As of June 30, 2026, the Revolving Loan has aggregate commitments of $110.0 million, which may be increased to $150.0 million pursuant to its accordion feature, and has a maturity date of June 30, 2028. The Revolving Loan bears interest, payable in cash in arrears, at a per annum rate equal to the greater of (1) the Prime Rate plus the applicable margin and (2) 3.25%. The applicable margin is derived from a floating rate grid based upon the ratio of debt to equity of CAL and increases from 0% at a ratio of 0.25 to 1 to 1.25% at a ratio of 1.5 to 1.

The Revolving Loan provides for certain affirmative covenants, including requiring us to deliver financial information and any notices of default, and conducting business in the normal course. Additionally, the Company must comply with certain financial covenants including: (1) maximum capital expenditures of $150,000, (2) maintaining a debt service coverage ratio greater than 1.35 to 1, and (3) maintaining a leverage ratio less than 1.50 to 1. As of June 30, 2026, the Company is in compliance with all financial covenants with respect to the Revolving Loan.

As of June 30, 2026 and December 31, 2025, unamortized debt issuance costs related to the Revolving Loan, including all amendments and restatements thereto, as applicable, of $197,297 and $246,620, respectively, are recorded in other receivables and assets, net on the consolidated balance sheets.

For the six months ended June 30, 2026, the Company received net proceeds of $42.0 million on the Revolving Loan. As of June 30, 2026, the Company had $91.1 million outstanding and $19.0 million of borrowing available under the Revolving Loan. Additionally, as of June 30, 2026, $216.9 million of loans held for investment, at principal, are pledged as collateral in the borrowing base of the Revolving Loan.

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

The $50.0 million aggregate commitment was advanced on the closing date and proceeds were used to temporarily repay outstanding obligations on the Revolving Loan and for other working capital purposes. The Company incurred debt issuance costs of approximately $0.9 million related to the Unsecured Notes, which were capitalized and offset against the outstanding face value of the Unsecured Notes within the line item Notes Payable, net on the consolidated balance sheets. As of June 30, 2026 and December 31, 2025, the unamortized debt issuance costs associated with the Notes Payable were $547,449 and $665,541, respectively.

The Unsecured Notes provide for certain affirmative covenants, including requiring us to deliver certain financial information and any notices of default, and conducting business in the normal course. Additionally, the Company must comply with certain financial and non-financial covenants including but not limited to: (1) minimum stockholders' equity of $200.0 million, (2) maximum aggregate indebtedness of $225.0 million, subject to increase from time to time based upon ratable increases in stockholders' equity, and (3) maintenance of an investment-grade credit rating. As of June 30, 2026, the Company is in compliance with all financial covenants with respect to the Unsecured Notes.

The following table presents the mandatory scheduled principal payments on the Unsecured Notes:

Year	Notes Payable
2025	$-
2026	-
2027	-
2028	50,000,000
Total principal	$50,000,000
Deferred debt issuance costs included in notes payable	(547,449)
Total notes payable, net	$49,452,551

Interest Expense

The following table reflects a summary of interest expense incurred during the three and six months ended June 30, 2026 and 2025.

	Three months ended June 30, 2026			Three months ended June 30, 2025
	Notes Payable	Revolving Loan	Total Borrowings	Notes Payable	Revolving Loan	Total Borrowings
Interest expense	$1,121,918	$1,151,634	$2,273,552	$1,121,918	$802,208	$1,924,126
Unused fee expense	-	26,861	26,861	-	42,774	42,774
Amortization of debt issuance costs	59,302	24,662	83,964	59,302	50,846	110,148
Total interest expense	$1,181,220	$1,203,157	$2,384,377	$1,181,220	$895,828	$2,077,048

	For the six months ended June 30, 2026			For the six months ended June 30, 2025
	Notes Payable	Revolving Loan	Total Borrowings	Notes Payable	Revolving Loan	Total Borrowings
Interest expense	$2,231,507	$1,973,065	$4,204,572	$2,243,836	$1,592,620	$3,836,456
Unused fee expense	-	52,992	52,992	-	85,516	85,516
Amortization of debt issuance costs	118,092	49,323	167,415	118,766	101,692	220,458
Total interest expense	$2,349,599	$2,075,380	$4,424,979	$2,362,602	$1,779,828	$4,142,430

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

The Manager is entitled to receive base management fees (the “Base Management Fee”) that are calculated and payable quarterly in arrears, in an amount equal to 0.375% of the Company’s Equity, determined as of the last day of each such quarter; reduced by an amount equal to 50% of the pro rata amount of origination fees earned and paid to the Manager during the applicable quarter for loans that were originated on the Company’s behalf by the Manager or affiliates of the Manager (“Outside Fees”). For the three and six months ended June 30, 2026, the Base Management Fee payable was reduced by Outside Fees in the amount of $107,500. For the three and six months ended June 30, 2025, the Base Management Fee payable was reduced by Outside Fees in the amount of $133,046 and $136,617, respectively.

In addition to the Base Management Fee, the Manager is entitled to receive incentive compensation (the “Incentive Compensation” or “Incentive Fees”) under the Management Agreement. The Company will pay Incentive Fees to the Manager based upon the Company’s achievement of targeted levels of Core Earnings, as defined in the Management Agreement. Incentive compensation for the three months ended June 30, 2026 and 2025 was $0.8 million and $0.7 million, respectively. Incentive compensation for the six months ended June 30, 2026 and 2025 was $1.0 and $1.4 million, respectively.

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

The following table summarizes related party fees and expenses for the three and six months ended June 30, 2026 and 2025.

	For the three months ended June 30,		For the six months ended June 30,
	2026	2025	2026	2025
Affiliate Payments
Management fees earned	$1,187,052	$1,224,052	$2,388,055	$2,436,848
Less: Outside Fees earned	(107,500)	(133,046)	(107,500)	(136,617)
Base management fees, net	1,079,552	1,091,006	2,280,555	2,300,231
Incentive fees	524,776	841,951	1,043,268	1,368,259
Total management and incentive fees earned	1,604,328	1,932,957	3,323,823	3,668,490
General and administrative expenses reimbursable to Manager	1,395,641	1,155,787	2,424,700	2,304,556
Total	$2,999,969	$3,088,744	$5,748,523	$5,973,046

The following table presents amounts payable to the Manager as of June 30, 2026 and December 31, 2025:

	June 30, 2026	December 31, 2025
Management fees payable	$1,079,552	$1,034,149
Incentive fees payable	524,776	2,064,427
Management and incentive fees payable	1,604,328	3,098,576
General and administrative expenses reimbursable to Manager	2,061,428	2,214,920
Total	$3,665,756	$5,313,496

General administrative expenses reimbursable to the Manager are included in the related party payable line item of the consolidated balance sheets as of June 30, 2026 and December 31, 2025.

Transaction Expenses - Proposed Merger with Chicago Atlantic BDC, Inc.

As more fully described in Note 16, on June 17, 2026, the Company entered into a definitive merger agreement with Chicago Atlantic BDC, Inc. ("LIEN"). Pursuant to the merger agreement, transaction expenses incurred in connection with the merger generally will be shared equally between the Company and LIEN, except for specified SEC and printing and mailing costs. Additionally, our Manager has agreed to bear up to $2.0 million of the Company's share of such expenses.

During the three months ended June 30, 2026, the Company's allocable share of transaction expenses relating to the proposed merger was approximately $1.3 million, all of which shall be borne by our Manager. Accordingly, as of June 30, 2026, approximately $0.7 million of any transaction expenses remain payable by the Manager, and any excess will be borne by the Company.

Co-Investment in Loans

From time to time, the Company may co-invest with other investment vehicles managed by its affiliates, in accordance with the Manager’s co-investment allocation policies. The Company is not obligated to provide, nor has it provided, any financial support to the other managed investment vehicles. As such, the Company’s risk is limited to the carrying value of its investment in any such loan. As of June 30, 2026 and December 31, 2025, 69% and 55% of the Company’s loans, based on outstanding principal balance were co-invested by affiliates of the Company, respectively.

Certain syndicated co-investments originated by affiliates of the Manager may include other consideration, generally in the form of warrants or other equity interests. Prior to, or concurrent with, the origination of the investment, the Company may elect to assign the right (the “Assigned Right”) to the equity consideration to an affiliate, in exchange for an additional upfront fee in an amount equal to the fair value of the equity consideration on a pro-rata basis. There were no sales of Assigned Rights for the three and six month periods ended June 30, 2026 and 2025.

Investment Transaction with Affiliated Fund

On June 1, 2026, the Audit Committee of the Board of Directors, by unanimous written consent, approved a non-cash exchange of loans by and between the Company and Chicago Atlantic Credit Opportunities, LLC and subsidiaries ("CACO"), an affiliated private investment fund under common control with the Manager (the "Exchange"). The Exchange closed during the three months ended June 30, 2026 (the “Exchange Date”). In connection therewith, the Company transferred one loan with a fair value of approximately $27.1 million and received five loans, with the loans transferred by each party having equal aggregate fair value as of the Exchange Date, as determined in good faith by management consistent with the Company’s fair value policies and procedures. No cash consideration was paid or received, and the Exchange resulted in no net cash outflow to the Company.

Because the loans exchanged are financial assets, the Company accounted for the Exchange as a transfer of financial assets under ASC Topic 860, Transfers and Servicing. The Company reclassified the transferred loan from held for investment to held for sale during the quarter, reversing the related current expected credit loss reserve of approximately $0.3 million as a benefit to the provision for current expected credit losses and measuring the loan at the lower of amortized cost or fair value. As the loan was transferred at its fair value, no material gain or loss was recognized on derecognition, and because the decision to sell and the closing occurred in the same quarter, no held-for-sale balance related to the Exchange remained as of June 30, 2026. The five loans received were recorded at fair value as consideration received and, as the Company has the intent and ability to hold them until maturity or payoff, were classified as held for investment as of June 30, 2026 and are carried at amortized cost subject to the Company’s current expected credit loss reserve thereafter.

Loans held for investment – related party

Loan #9

The borrower of Loan #9, Hive Holdings, Inc. and its subsidiaries (“Hive”), is a portfolio company with operations in the commonwealth of Pennsylvania. Certain private investment funds managed by affiliates of the Company's Manager can exercise significant influence over Hive by virtue of their controlling equity investment in Hive, as further explained below. Accordingly, Hive is deemed to be a related party.

On March 31, 2025, following events of default under the Hive loan agreement, the Company and the other lenders party thereto, completed a foreclosure proceeding, executed by the Administrative Agent ("Agent") of the loan. In connection therewith, the Company extinguished the original term loan and the Agent distributed the assets acquired from the foreclosure, on a pro-rata fair value basis, to the Lenders pursuant to an Agreement Among Lenders by and between the Agent and Lenders (the "AAL"). Pursuant to the AAL, the affiliated co-lender received rights to the membership interests of Hive acquired in the UCC sale. Further pursuant to the AAL, in satisfaction of the original loan, the Company now holds two loans with an aggregate principal balance of approximately $29.1 million, comprised of a $14.6 million first lien judgment loan (the "Judgment Loan") and a $14.5 million second lien term loan (the "Term Loan"). The Judgment Loan bears interest at a statutory rate of 9.0% pursuant to Illinois law, and will remain outstanding until paid by the borrower. The Term Loan bears interest at a contractual rate of 9.0% and has a maturity of March 31, 2028. The assets securing the original loan, which included mortgaged cultivation real estate in Pennsylvania and operations related thereto, continue to secure the Judgment Loan and the Term Loan. Accordingly, by virtue of the relationship between the Company, as holder of the Judgment Loan and the Term Loan, and the affiliated co-lender, as new owner of the equity of the borrower credit parties, Loan #9 is determined to be a related party loan. For comparability to all previously issued financial statements, the Judgment Loan and the Term Loan, collectively, are presented as Loan #9 in Note 3.

During the year ended December 31, 2025, the Company advanced approximately $12.6 million of gross principal to the borrower of Loan #9. The use of proceeds of the advance included: (a) the acquisition of three operational dispensaries and (b) the payment of all past due accrued and unpaid interest and fees totaling approximately $1.7 million owed on existing senior indebtedness through December 31, 2025. In connection therewith, the borrower was brought to current on all interest and payments through December 31, 2025. Management elected to restore Loan #9 to accrual status as of March 31, 2026 as the borrower was able to demonstrate sustained ability to meet debt service obligations under both the Judgment Loan and the Term Loan and continued to make interest payments as of June 30, 2026. During the six months ended June 30, 2026, the Company made no incremental advances under the aforementioned loans. As of June 30, 2026, Loan #9 is held on the consolidated balance sheets as a loan held for investment - related party with a carrying value, before CECL reserves of approximately $29.0 million.

Loan #18

The borrower of Loan #18, FarmaceuticalRX, LLC (an Ohio limited liability company) and its subsidiaries and affiliates (“FRX”), is a portfolio company operating in the state of Ohio. Certain common control affiliates of the Company can exercise significant influence over certain credit parties to the Loan Agreement with FRX by virtue of voting representation on its board of managers and is therefore a related party. During the period ended June 30, 2026 and December 31, 2025, the Company made principal advances of $0. As of June 30, 2026 and December 31, 2025, the carrying value of $48.4 million and $47.1 million, respectively, is included in the line item, “Loans held for investment – related party” and had interest receivable of $0.7 million as of each period, on its loan to FRX. All accrued interest as of both June 30, 2026 and December 31, 2025 is current (Note 4).

Loan #48

The borrower of Loan #48, FarmaceuticalRX, LLC (a Pennsylvania limited liability company) and its subsidiaries and affiliates (“FRX PA”), is a portfolio company with operations in the commonwealth of Pennsylvania. Certain common control affiliates of the Company can exercise significant influence over certain credit parties to the Loan Agreement with FRX PA by virtue of convertible features embedded in other investments made by affiliates in FRX PA that, when converted provide for controlling interest in certain credit parties to the Company's loan. Accordingly, FRX PA is deemed to be a related party.

As of June 30, 2026, Loan #48 has an outstanding principal balance of approximately $13.2 million, bears interest at a rate of Prime + 4.5% cash and 4.0% PIK per annum, and has a contractual maturity date of April 8, 2030. As of June 30, 2026, the interest receivable balance was $0.1 million.

Loan #50

In connection with the aforementioned Exchange, the Company acquired a term loan, Loan #50, to Intrinsic Manufacturing & Processing, LLC (“Intrinsic”) with a principal balance and fair value of $12,922,248 and $12,768,066, respectively, as of the Exchange Date. Affiliates of the Company through common control relationships with the Manager, are co-invested in the subject loan and also beneficially hold equity interests in this portfolio company. As of June 30, 2026, the interest receivable balance was $0.1 million.

Intrinsic is owned by David Kite, the Company’s President and Chief Operating Officer, who holds such interest as nominee for CACO. Pursuant to a written nominee agreement between Mr. Kite and CACO, the entire economic and beneficial interest in Intrinsic, including all economic risks and rewards of ownership, are attributable to CACO. Mr. Kite has recused himself from all deliberations regarding the acquisition of this loan and the transaction was subject to the review and approval of the Audit Committee in connection with the Exchange.

Loan #51

On May 26, 2026, the Company entered into a second-lien secured mortgage loan to 256 County Route 117 Perth, LLC, a property-holding company which is a wholly-owned indirect subsidiary of Vireo Growth, Inc ("Vireo"). Loan #51 has a principal balance of $41.0 million as of June 30, 2026 and bears interest at a rate of Prime plus 5.25% cash per annum, has a 24 month maturity, and is second-lien secured by a cultivation property in New York. As of June 30, 2026, the interest receivable balance was $0.4 million.

John Mazarakis, who serves the Company's Executive Chairman of the Board, was appointed in December 2024 to serve as Chief Executive Officer and Co-Executive Chairman of the Board of Vireo. Certain affiliated investment funds that are managed by entities under common control with our Manager, and for which Mr. Mazarakis can exercise significant influence, also hold material equity interests in Vireo. Mr. Mazarakis has agreed to recuse himself from all matters that involve us, Vireo, and other target portfolio companies ancillary thereto; including as it relates to any actions that would arise, including exercise of rights and remedies under our credit agreements, if Vireo were to default on any potential obligations to us or if a similar material event occurred that presented a direct conflict between us and Vireo. As a result of the relationship between the Company and Vireo, the Company considers the origination of this loan to be a related party transaction and was subject to the review and approval by the Audit Committee.

As described in Note 4, at the time of origination the Company elected the fair value option for this asset due to other indebtedness of the borrower that is senior to our loan and the potential sale of the asset which was contemplated at the time of underwriting. Both of these factors contributed to management's uncertainty with respect to the intent to hold the loan to maturity or payoff. Accordingly, upfront fees in the amount of approximately $0.8 million were recognized in earnings during three months ended June 30, 2026 and not deferred.

9. COMMITMENTS AND CONTINGENCIES

Off-Balance Sheet Arrangements

Off-balance sheet commitments may consist of unfunded commitments on delayed draw term loans. The Company does not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured investment vehicles, special purpose entities, or variable interest entities, established to facilitate off-balance sheet arrangements or other contractually narrow or limited purposes. Further, the Company has not guaranteed any obligations of unconsolidated entities or entered into any commitment to provide additional funding to any such entities. As of June 30, 2026 and December 31, 2025, the Company had unfunded commitments on existing loans of $2.4 million and $31.1 million, respectively.

Refer to “Note 3 - Loans Held for Investment, Net” for further information regarding the CECL Reserve attributed to unfunded commitments. Total original loan commitments include the impact of principal payments received since origination of the loan and future amounts to be advanced at sole discretion of the lender.

The following table summarizes our material commitments as of June 30, 2026:

	Total	2026	2027	2028	2029	2030	Thereafter
Undrawn commitments	$2,355,293	$-	$2,355,293	$-	$-	$-	$-
Total	$2,355,293	$-	$2,355,293	$-	$-	$-	$-

Other Contingencies

The Company from time to time may be a party to litigation in the normal course of business. As of June 30, 2026, the Company is not aware of any legal claims that could materially impact its business, financial condition, or results of operations.

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

As of June 30, 2026 and December 31, 2025, the maximum number of shares of the Company’s common stock that may be delivered pursuant to awards under the 2021 Plan (the “Share Limit”) equals 8.50% of the issued and outstanding shares of the Company’s common stock on a fully-diluted basis following the completion of the IPO. Shares that are subject to or underlie awards that expire or for any reason are cancelled or terminated, are forfeited, fail to vest, or for any other reason are not paid or delivered under the 2021 Plan will not be counted against the Share Limit and will again be available for subsequent awards under the 2021 Plan.

There were 0 and 6,469 shares forfeited during the six months ended June 30, 2026 and 2025, respectively. As individual awards and options become fully vested, stock-based compensation expense is adjusted to recognize actual forfeitures.

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

Based on the closing market price of our common stock on June 30, 2026 and December 31, 2025 of $10.72 and $12.26, respectively, the aggregate intrinsic value of our restricted stock awards was as follows:

	As of June 30, 2026		As of December 31, 2025
	Outstanding	Vested	Outstanding	Vested
Aggregate intrinsic value	$4,282,533	$6,720,625	$4,951,152	$4,916,235

The following table summarizes the restricted stock activity for the Company’s directors and officers and employees of the Manager during the six months ended June 30, 2026 and 2025.

	Unvested Restricted Stock	Weighted Average Grant Date Fair Value per Share
Balance at December 31, 2025	403,846	$15.00
Granted	229,764	11.86
Vested	(234,120)	14.96
Balance at June 30, 2026	399,490	$13.22

	Unvested Restricted Stock	Weighted Average Grant Date Fair Value per Share
Balance at December 31, 2024	411,303	$15.14
Granted	187,157	14.79
Vested	(180,840)	15.09
Forfeited	(6,469)	15.46
Balance at June 30, 2025	411,151	$15.00

Restricted stock compensation expense is based on the Company’s stock price at the date of the grant and is amortized over the vesting period. Forfeitures are recognized as they occur. The share-based compensation expense for the Company was $1.8 million and $1.5 million for the six months ended June 30, 2026 and 2025, respectively. The unamortized share-based compensation expense for the Company was approximately $4.6 million and $5.5 million as of June 30, 2026 and 2025, respectively, which the Company expects to recognize over the remaining weighted-average term of 2.1 years.

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

There were no shares sold by the Company under the Sales Agreement during the six months ended June 30, 2026.

As of June 30, 2026 and December 31, 2025, the shares of common stock sold pursuant to the registered direct offering in February 2023 and under the ATM Program are the only offerings that have been initiated under the Shelf Registration Statement.

11. EARNINGS PER SHARE

The following information sets forth the computations of basic earnings per common share for the three and six months ended June 30, 2026 and 2025, respectively:

	For the three months ended June 30,		For the six months ended June 30,
	2026	2025	2026	2025
Net income attributable to common stockholders	$7,473,326	$8,877,375	$12,313,690	$18,918,686
Divided by:
Basic weighted average shares of common stock outstanding	21,242,557	21,002,787	21,161,863	20,931,025
Diluted weighted average shares of common stock outstanding	21,713,882	21,487,106	21,599,634	21,376,645
Weighted average earnings per common share	$0.35	$0.42	$0.58	$0.90
Weighted average earnings per common share - diluted	$0.34	$0.41	$0.57	$0.89

There were no anti-dilutive shares excluded from the computations of earnings per common share for the three months ended June 30, 2026 and 2025.

12. INCOME TAX

To qualify as a REIT, we must meet a number of organizational and operational requirements, including a requirement that we distribute annually to our stockholders at least 90% of our REIT taxable income prior to the deduction for dividends paid. To the extent that we distribute less than 100% of our REIT taxable income in any tax year (taking into account any distributions made in a subsequent tax year under Sections 857(b)(9) or 858 of the Code), we will pay tax at regular corporate rates on that undistributed portion. Furthermore, if we distribute less than the sum of 1) 85% of our ordinary income for the calendar year, 2) 95% of our capital gain net income for the calendar year, and 3) any undistributed shortfall from our prior calendar year (the “Required Distribution”) to our stockholders during any calendar year (including any distributions declared by the last day of the calendar year but paid in the subsequent year), then we are required to pay a non-deductible excise tax equal to 4% of any shortfall between the Required Distribution and the amount that was actually distributed. The 90% distribution requirement does not require the distribution of net capital gains. However, if we elect to retain any of our net capital gain for any tax year, we must notify our stockholders and pay tax at regular corporate rates on the retained net capital gain. Our stockholders must include their proportionate share of the retained net capital gain in their taxable income for the tax year, and they are deemed to have paid the REIT’s tax on their proportionate share of the retained capital gain. Furthermore, such retained capital gain may be subject to the nondeductible 4% excise tax. If it is determined that our estimated current year taxable income will be in excess of estimated dividend distributions (including capital gain dividend) for the current year from such income, we will accrue excise tax on estimated excess taxable income as such taxable income is earned. The annual expense is calculated in accordance with applicable tax regulations. Excise tax expense, if any, is included in the line item, income tax expense. For the six months ended June 30, 2026 and 2025, we did not incur excise tax expense. The income tax provision for the Company was $0 for the six months ended June 30, 2026 and 2025.

As of June 30, 2026 and December 31, 2025, the Company does not have any unrecognized tax benefits.

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

Recurring Fair Value Measurements

The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2026:

	As of June 30, 2026
	Level 1	Level 2	Level 3	Total
Financial assets:
Loans, at fair value - related party	$-	$-	$40,612,435	$40,612,435
Warrants (1)	-	-	898,000	898,000
Total	$-	$-	$41,510,435	$41,510,435

(1) Warrants are included within other receivables and assets, net on the consolidated balance sheets.

The following table presents the changes in assets classified within Level 3 of the fair value hierarchy during the six months ended June 30, 2026:

For the six months ended June 30, 2026
Balance at December 31, 2025	$-
Purchase of loans held for investment	40,612,435
Purchase of warrants	1,328,000
Unrealized gain (loss)	(430,000)
Balance at June 30, 2026	$41,510,435

The following table summarizes the significant unobservable inputs used by the Company to value the assets categorized within Level 3 as of June 30, 2026. The tables are not intended to be all-inclusive, but instead capture the significant unobservable inputs relevant to the Company’s determination of fair values.

	As of June 30, 2026
			Unobservable Input
	Fair Value	Primary Valuation Technique	Input	Value
Loans, at fair value - related party	$40,612,435	Yield Analysis	Discount rate	14.16%
Warrants	$898,000	Black-Scholes Option Pricing Model	Expected Term Volatility Factor Risk Free Rate Exercise Price	4.52 years 64.00% 4.20% $1.30
Total	$41,510,435

The portion of the fair value adjustments related to credit risk was determined based on a yield analysis and discount rate applied to the subject loan. Interest income on the loan measured at fair value is calculated based on the interest rate of the loan and is recorded in the interest income on the consolidated statement of operations. For the six months ended June 30, 2026, our loan held at fair value using the fair value option had $0 in unrealized gains (losses) in net income before income taxes, that are attributable to changes in instrument-specific credit risk.

Financial Assets and Liabilities Not Measured at Fair Value

As of June 30, 2026 and December 31, 2025, the carrying values and fair values of the Company’s financial assets and liabilities recorded at amortized cost are as follows:

		As of June 30, 2026		As of December 31, 2025
	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Loans held for investment	3	$407,899,817	$405,343,060	$408,955,567	$407,364,639
Cash and cash equivalents	1	13,351,699	13,351,699	14,948,884	14,948,884
Interest receivable	2	5,077,545	5,077,545	4,009,800	4,009,800
Other receivables and assets, net	2	2,048,847	2,048,847	874,245	874,245
Related party receivables	2	1,181,661	1,181,661	1,189,937	1,189,937

Financial liabilities:
Revolving loan	2	91,050,000	90,852,703	49,100,000	48,853,380
Notes payable, net	2	49,452,551	49,444,674	49,334,459	49,383,677
Dividend payable	2	10,639,254	10,639,254	11,157,220	11,157,220
Related party payables	2	2,061,428	2,061,428	2,214,920	2,214,920
Management and incentive fees payable	2	1,604,328	1,604,328	3,098,576	3,098,576
Interest payable	2	1,673,514	1,673,514	1,348,334	1,348,334
Accounts payable and other liabilities	2	1,039,790	1,039,790	834,977	834,977
Interest reserve	2	2,530,183	2,530,183	12,686	12,686

Our loans are generally held for investment and are substantially secured by real estate, equipment, licenses and other assets of the borrowers to the extent permitted by the applicable laws and the regulations governing such borrowers. The aggregate fair value of the Company’s loans held for investment was approximately $405.3 million and $407.4 million, with gross unrecognized holding losses of $2.6 million and $1.6 million as of June 30, 2026 and December 31, 2025, respectively. The fair values, which are classified as Level 3 in the fair value hierarchy, are estimated using discounted cash flow models based on current market inputs for similar types of arrangements. The primary sensitivity in these models is based on the selection of appropriate discount rates. Fluctuations in these assumptions could result in different estimates of fair value.

14. DIVIDENDS AND DISTRIBUTIONS

The following table summarizes the Company’s dividends declared during the three months ended June 30, 2026 and 2025.

	Record Date	Payment Date	Common Share Distribution Amount	Taxable Ordinary Income	Return of Capital	Section 199A Dividends
Regular cash dividend	3/31/2026	4/15/2026	$0.47	$0.47	$-	$0.47
Regular cash dividend	6/30/2026	7/15/2026	$0.47	$0.47	$-	$0.47
Total cash dividend			$0.94	$0.94	-	$0.94

	Record Date	Payment Date	Common Share Distribution Amount	Taxable Ordinary Income	Return of Capital	Section 199A Dividends
Regular cash dividend	3/31/2025	4/15/2025	$0.47	$0.47	$-	$0.47
Regular cash dividend	6/30/2025	7/15/2025	$0.47	$0.47	$-	$0.47
Total cash dividend			$0.94	$0.94	$—	$0.94

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

16. PROPOSED MERGER WITH CHICAGO ATLANTIC BDC, INC.

On June 17, 2026, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with LIEN, Chicago Atlantic BDC Advisers, LLC, a Delaware limited liability company, the investment adviser to LIEN (the “LIEN Adviser”), and the Manager (together with LIEN Adviser, the “Advisers”). Pursuant to the terms of the Merger Agreement, the Company will merge with and into LIEN (the “Merger”), with LIEN continuing as the surviving company (the “Surviving Company”). Following the Merger, the Surviving Company intends to continue to be treated as a regulated investment company (a “RIC”) under Sections 851 and 852 of the Internal Revenue Code of 1986, as amended (the “Code”). The parties intend the Merger to be treated as a “reorganization” within the meaning of Section 368(a) of the Code. Prior to the Merger, the Company, which has previously elected to be taxed as a REIT, will elect to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “Investment Company Act”), by filing a Form N-54A with the United States Securities and Exchange Commission (the “SEC”) (the “BDC Election” and the time of such filing, the “BDC Election Time”). Prior to the BDC Election, the Company will adopt, subject to approval by its stockholders, a new investment advisory agreement (the “New BDC Advisory Agreement”) with the LIEN Adviser, which will remain in effect until the Merger Effective Time (defined herein). The Company’s current management agreement with the Manager will terminate automatically upon the BDC Election Time, and the New BDC Advisory Agreement will terminate automatically upon the Merger Effective Time, in each case without termination notice or termination payment. All capitalized terms not defined in this section have the meaning set forth in the Merger Agreement filed with the SEC on Form 8-K on June 18, 2026.

At the Merger Effective Time, each share of common stock, par value $0.01 per share, of the Company (“Company Common Stock”) issued and outstanding immediately prior to the Merger Effective Time (other than shares owned by LIEN or any of its consolidated subsidiaries, which will be cancelled for no consideration) will be converted into the right to receive a number of shares of common stock, par value $0.01 per share, of LIEN (“LIEN Common Stock”) equal to the Exchange Ratio (defined herein) (the “Merger Consideration”).

The “Exchange Ratio” is the ratio of the net asset value per share of Company Common Stock (the “Closing Company Net Asset Value”) to the net asset value per share of LIEN Common Stock (the “LIEN Closing Net Asset Value”), each of which will be calculated in good faith as of a date no earlier than 48 hours (excluding Sundays and holidays) prior to the Merger Effective Time, based on the valuation principles, assumptions and methodologies set forth in Exhibit A to the Merger Agreement, and subject to customary approval and certification procedures.

The Merger Agreement was approved by the Company’s Board of Directors upon the unanimous recommendation of a special committee comprised solely of independent directors, which received a fairness opinion from Oppenheimer and Co, Inc. Consummation of the Merger is subject to customary closing conditions, including, without limitation, approval by the Company’s and LIEN’s stockholders, the approvals required under Rule 17a-8 of the 1940 Act, effectiveness of a registration statement on Form N-14 (which will contain a joint proxy statement/prospectus), Nasdaq listing authorization for the shares to be issued, receipt of required regulatory approvals, and completion of the closing net asset value determinations. Concurrently with the Merger Agreement, certain stockholders of the Company and LIEN entered into support agreements covering approximately 4.8% of the Company’s outstanding common stock and approximately 12.9% of LIEN’s outstanding common stock.

The Merger Agreement may be terminated under specified circumstances, including if the Merger has not been consummated by June 30, 2027, and does not provide for a termination fee. Except for specified SEC and printing and mailing costs, fees and expenses incurred in connection with the Merger generally will be shared equally between the Company and LIEN, with our Manager paying $2.0 million of the Company's share. The Merger Agreement also provides that, prior to the effective time, the Board will consider in good faith the adoption of a share repurchase program of up to $25.0 million to be implemented following closing. The Merger had not closed as of June 30, 2026 and accordingly, no amounts related to the Merger are reflected in the accompanying financial statements. There can be no assurance that the Merger will be completed on the contemplated terms or at all.

17. SUBSEQUENT EVENTS

Private Placement of Common Stock

On July 9, 2026, the Company entered into a Loan Agreement with Koach Capital Fund I LLC, Koach Capital Fund II LP, Koach Capital Fund III LP and their respective wholly owned subsidiaries (collectively, “Koach”), pursuant to which the Company issued 4,306,754 shares of its common stock, par value $0.01 per share, at a price of $14.53 per share, in a private placement in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D promulgated thereunder, in exchange for second lien promissory notes issued by Koach with an aggregate principal amount of approximately $62.5 million (the “Koach Notes”). The shares issued to Koach represented approximately 16.8% of the Company’s common stock outstanding immediately after giving effect to the issuance. The Koach Notes are secured by mortgages on 32 retail and related properties leased to cannabis operators, bear interest at an aggregate rate of 12.0% per annum, paid monthly, of which 10.0% is payable in cash and 2.0% payable in kind, and an additional exit fee of up to 2.5x the commitment amount of each Note, calculated net of interest and principal amortization, if any, paid through maturity. The Koach Notes have a weighted average remaining life of approximately 12.0 years.

Because the Koach Notes were received as consideration for the issuance of the Company’s common stock, the Koach Notes will be presented as a reduction of stockholders’ equity rather than as loans held for investment in accordance with ASC Topic 505 - Equity, and the associated cash flows shall be recorded through stockholders’ equity rather than as interest income or within total assets on the consolidated balance sheets. Accordingly, the transaction increased the number of shares of common stock outstanding but had no material net effect on total stockholders’ equity, and did not increase total assets, upon issuance. Notwithstanding this financial statement presentation, the Koach Notes constitute bona fide debt secured by real property and, for purposes of the Company’s qualification as a real estate investment trust, are treated as qualifying real estate assets that generate qualifying income under the applicable REIT gross income and asset tests.

The issuance was permitted under, and the additional shares will be reflected in the exchange ratio inputs pursuant to, the Agreement and Plan of Merger, dated June 17, 2026, by and among the Company, Chicago Atlantic BDC, Inc. and the other parties thereto. For purposes of calculating the exchange ratio, the Koach Notes will be treated as assets of the Company rather than as a reduction of stockholders' equity. The shares issued in the private placement are subject to the terms of a lock-up letter pursuant to which the holders agree not to sell, transfer, pledge, or otherwise dispose of the common stock for a period of (i) three months (with respect to 20% of the Common Stock issued to such investor) and (ii) six months (with respect to the remaining 80% of such Common Stock), in each case following the closing date, subject to limited exceptions.

Payment of Dividend

On July 15, 2026, the Company paid its regular quarterly dividend of $0.47 per common share relating to the second quarter of 2026 to stockholders of record as of the close of business on June 30, 2026. The total amount of the cash dividend payment was approximately $10.0 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

Some of the statements contained in this quarterly report constitute forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and we intend such statements to be covered by the safe harbor provisions contained therein. Forward-looking statements relate to future events or the future performance or financial condition of Chicago Atlantic Real Estate Finance, Inc. (the “Company,” “we,” “us,” and “our”). The information contained in this section should be read in conjunction with our consolidated financial statements and notes thereto appearing elsewhere in this quarterly report on Form 10-Q. This description contains forward-looking statements that involve risks and uncertainties. Actual results could differ significantly from the results discussed in the forward-looking statements due to the factors set forth in this quarterly report and in “Risk Factors” in our annual report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) and in Part II, Item 1A of this quarterly report on Form 10-Q, as such risks may be updated, amended, or superseded from time to time by subsequent reports we file with the SEC. The forward-looking statements contained in this report involve a number of risks and uncertainties, including statements concerning:

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
•
the timing, completion and expected benefits of our proposed merger with Chicago Atlantic BDC, Inc. (“LIEN”), and the risk that the anticipated benefits may not be realized;
•
our ability to obtain the required stockholder approvals of the Company and LIEN and the approvals required under Rule 17a-8 of the 1940 Act;
•
the risk that required regulatory approvals or non-objections relating to our proposed merger with LIEN, may not be obtained, including SEC acceptance of the Company's election to be regulated as a business development company;
•
movement in the Exchange Ratio between signing of the merger agreement for our proposed merger with LIEN and closing of the transaction due to changes in the net asset values of the Company and LIEN;
•
the incurrence of significant transaction and integration costs and the risk of litigation relating to the merger;
•
the risk that the share repurchase program of up to $25.0 million that the Board has agreed to consider following completion of the proposed merger may not be adopted or may differ from current expectations; and

Available Information

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

The following table sets forth the components of interest and fee income for the three months and six months ended June 30, 2026 and 2025:

	For the three months ended		For the six months ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Interest and fee income
Cash interest income	$11,289,666	$12,569,033	$23,184,030	$25,265,517
Accretion of OID (amortization of premium, net)	432,828	315,529	1,009,841	685,501
Paid-in-kind interest income	2,419,011	1,519,837	3,670,486	3,014,966
Other fee income[1]	1,077,517	2,097,636	2,519,353	2,643,366
Total	$15,219,022	$16,502,035	$30,383,710	$31,609,350

1Other fee income includes prepayment fees, make-whole fees, exit/success fees, and/or other upfront fees on loans for which the fair value option was elected, which are included in interest income on the Consolidated Statements of Income.

Our loans bear interest rates that are either fixed or determined periodically on the basis of U.S. Prime Rate (“Prime”) or Secured Overnight Financing Rate (“SOFR”) plus a premium. Loans which bear interest on either Prime or SOFR are collectively referred to as "Floating-rate loans". The below table summarizes changes in Prime and SOFR since January 1, 2025:

Prime Rate

Effective Date	Rate(1)
December 11, 2025	6.75%
October 30, 2025	7.00%
September 18, 2025	7.25%

(1)
Rate obtained from the Wall Street Journal’s “Bonds, Rates & Yields” table.

SOFR Rate

Effective Date	Rate(1)
June 30, 2026	3.68%
March 31, 2026	3.68%
December 31, 2025	3.87%
September 30, 2025	4.45%
June 30, 2025	4.45%

(1)
Rate obtained from the Federal Reserve Bank of New York's "Secured Overnight Financing Rate Data" table

The below table summarizes the gross interest income derived from fixed and floating-rate loans during the three months and six months ended June 30, 2026 and 2025 based on portfolio composition as of the quarter end date.

For the three months ended June 30, 2026
	Interest income	Percentage of loans held for investment
Fixed-rate loans	$6,996,396	46.0%
Floating-rate loans	8,222,626	54.0%
Total	$15,219,022	100.0%

For the three months ended June 30, 2025
	Interest income	Percentage of loans held for investment
Fixed-rate loans	$6,246,141	37.9%
Floating-rate loans	10,255,894	62.1%
Total	$16,502,035	100.0%

For the six months ended June 30, 2026
	Interest income	Percentage of loans held for investment
Fixed-rate loans	$12,323,428	41.2%
Floating-rate loans	18,060,282	58.8%
Total	$30,383,710	100.0%

For the six months ended June 30, 2025
	Interest income	Percentage of loans held for investment
Fixed-rate loans	$11,964,371	37.9%
Floating-rate loans	19,644,979	62.1%
Total	$31,609,350	100.0%

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

To qualify as a REIT, we must meet a number of organizational and operational requirements, including a requirement that we distribute annually to our stockholders at least 90% of our REIT taxable income prior to the deduction for dividends paid. To the extent that we distribute less than 100% of our REIT taxable income in any tax year (taking into account any distributions made in a subsequent tax year under Sections 857(b)(9) or 858 of the Code), we will pay tax at regular corporate rates on that undistributed portion. Furthermore, if we distribute less than the sum of 1) 85% of our ordinary income for the calendar year, 2) 95% of our capital gain net income for the calendar year, and 3) any undistributed shortfall from our prior calendar year (the “Required Distribution”) to our stockholders during any calendar year (including any distributions declared by the last day of the calendar year but paid in the subsequent year), then we are required to pay a non-deductible excise tax equal to 4% of any shortfall between the Required Distribution and the amount that was actually distributed. The 90% distribution requirement does not require the distribution of net capital gains. However, if we elect to retain any of our net capital gain for any tax year, we must notify our stockholders and pay tax at regular corporate rates on the retained net capital gain. Our stockholders must include their proportionate share of the retained net capital gain in their taxable income for the tax year, and they are deemed to have paid the REIT’s tax on their proportionate share of the retained capital gain. Furthermore, such retained capital gain may be subject to the nondeductible 4% excise tax. If it is determined that our estimated current year taxable income will be in excess of estimated dividend distributions (including capital gain dividend) for the current year from such income, we will accrue excise tax on estimated excess taxable income as such taxable income is earned. The annual expense is calculated in accordance with applicable tax regulations. Excise tax expense, if any, is included in the line item, income tax expense. For the six months ended June 30, 2026 and 2025, we did not incur excise tax expense.

Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 740 - Income Taxes (“ASC 740”), prescribes a recognition threshold and measurement attribute for the consolidated financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. We have analyzed our various federal and state filing positions and believe that our income tax filing positions and deductions are documented and supported as of June 30, 2026 and 2025. Based on our evaluation, there is no reserve for any uncertain income tax positions. Accrued interest and penalties, if any, are included within other liabilities in the consolidated balance sheets.

Portfolio Composition and Investment Activity

Portfolio Overview

As of June 30, 2026 our loan portfolio included 29 loans held for investment, with an aggregate of $412.1 million in principal outstanding, and approximately $2.4 million in unfunded commitments under delayed draw term loan facilities. Our loans are generally classified as held for investment and carried at amortized cost on the consolidated balance sheets. Such loans are generally secured by real estate, equipment, licenses, intellectual property and other assets of the borrowers to the extent permitted by the applicable laws and the regulations governing such borrowers. The below table summarizes the total outstanding principal and carrying value, net of current expected credit loss reserves as of June 30, 2026 and December 31, 2025:

	As of June 30, 2026
	Outstanding Principal	Original Issue Discount	Carrying Value	Weighted Average Remaining Life (Years) (1)
Loans held for investment	$412,125,652	$(4,225,835)	$407,899,817	2.2
Current expected credit loss reserve	-	-	(9,370,918)
Total loans held at carrying value, net	$412,125,652	$(4,225,835)	$398,528,899

	As of December 31, 2025
	Outstanding Principal	Original Issue Discount	Carrying Value	Weighted Average Remaining Life (Years) (1)
Loans held for investment	$411,075,088	$(2,119,521)	$408,955,567	2.2
Current expected credit loss reserve	-	-	(5,062,785)
Total loans held at carrying value, net	$411,075,088	$(2,119,521)	$403,892,782
(1)
Weighted average remaining life is calculated based on the carrying value of the loans as of June 30, 2026 and December 31, 2025, respectively.

As of June 30, 2026 and December 31, 2025, our loan portfolio had a weighted-average yield-to-maturity internal rate of return (“YTM IRR”) of 15.6% and 16.3%, respectively, and was substantially secured by real estate and, with respect to certain of our loans, substantially all assets of the borrowers and certain of their subsidiaries, including equipment, receivables, and licenses. YTM IRR is calculated using various inputs, including (i) cash and paid-in-kind (“PIK”) interest, which is capitalized and added to the outstanding principal balance of the applicable loan, (ii) original issue discount (“OID”), (iii) amortization, (iv) unused fees, and (v) exit fees. Certain of our loans have extension or amendment fees, which are not included in our YTM IRR calculations, but may increase YTM IRR if such extension options are exercised by borrowers.

Our loans bear interest rates that are either fixed or determined periodically on the basis of Prime or SOFR plus a premium. Loans which bear interest on either Prime or SOFR are collectively referred to as "Floating-rate loans". The below table summarizes our portfolio of loans held for investment by rate type as of June 30, 2026 and December 31, 2025:

	As of June 30, 2026
	Total Principal	Original Issue Discount	Carrying Value	Percentage of loans held for investment
Fixed-rate loans	$169,863,664	$(551,834)	$169,311,830	41.2%
Floating-rate loans	242,261,988	(3,674,001)	238,587,987	58.8%
Total	$412,125,652	$(4,225,835)	$407,899,817	100.0%

	As of December 31, 2025
	Total Principal	Original Issue Discount	Carrying Value	Percentage of loans held for investment
Fixed-rate loans	$154,680,286	$(803,019)	$153,877,267	37.6%
Floating-rate loans	256,394,802	(1,316,502)	255,078,300	62.4%
Total	$411,075,088	$(2,119,521)	$408,955,567	100.0%

As of June 30, 2026, we held one loan at fair value with a principal balance of $41 million, which bears a floating rate. As of December 31, 2025, none of our loans were held at fair value.

Our floating-rate loans typically include a Prime or SOFR interest rate floor that is generally set at the prevailing Prime or SOFR rate, as applicable, on the date of origination. As of June 30, 2026 and December 31, 2025 none of our loans were subject to an interest rate ceiling. We typically include an interest rate floor with our floating rate loans in order to provide us with protection against decreases in interest rates. As of June 30, 2026 and December 31, 2025, 58.8% and 58.2% of our loans were subject to an interest rate floor. As of June 30, 2026 and December 31, 2025, our portfolio had the following interest rate floors:

	As of June 30, 2026			As of December 31, 2025
Rate Floor	Outstanding Principal	Weighted Average Cash Coupon	Percentage of Portfolio	Outstanding Principal	Weighted Average Cash Coupon	Percentage of Portfolio
8.50%	$-	0.0%	0.0%	$44,642,571	13.3%	10.9%
8.00%	1,260,000	15.5%	0.3%	1,380,000	15.5%	0.3%
7.50%	58,739,034	13.9%	14.3%	62,121,045	14.1%	15.1%
7.00%	92,611,900	10.8%	22.5%	89,852,341	10.7%	21.9%
6.75%	14,925,497	10.1%	3.6%	-	0.0%	0.0%
6.25%	-	0.0%	0.0%	15,771,067	13.3%	3.8%
4.00%	54,010,009	10.9%	13.1%	20,427,778	12.5%	5.0%
3.72%	4,504,048	13.8%	1.1%	5,000,000	14.0%	1.2%
3.25%	16,211,500	9.9%	3.9%	-	0.0%	0.0%
0.00%	-	0.0%	0.0%	17,200,000	13.3%	4.2%
Fixed-rate	169,863,664	9.5%	41.2%	154,680,286	11.9%	37.6%
	$412,125,652	10.7%	100.0%	$411,075,088	12.3%	100.0%

The following tables present changes in loans held for investment at carrying value as of and for the six months ended June 30, 2026 and 2025:

	Principal	Original Issue Discount	Current Expected Credit Loss Reserve	Carrying Value
Balance at December 31, 2025	$411,075,088	$(2,119,521)	$(5,062,785)	$403,892,782
Purchase of investments	68,927,233	(3,390,808)	-	65,536,425
Principal repayment of loans	(71,233,213)	-	-	(71,233,213)
Accretion of original issue discount	-	1,284,494	-	1,284,494
Capitalized PIK Interest	3,356,544	-	-	3,356,544
Increase in provision for current expected credit losses	-	-	(4,308,133)	(4,308,133)
Balance at June 30, 2026	$412,125,652	$(4,225,835)	$(9,370,918)	$398,528,899

	Principal	Original Issue Discount	Current Expected Credit Loss Reserve	Carrying Value
Balance at December 31, 2024	$404,721,554	$(2,244,508)	$(4,346,869)	$398,130,177
Purchase of investments	20,859,561	(1,048,270)	-	19,811,291
Principal repayment of loans	(12,279,060)	-	-	(12,279,060)
Accretion of original issue discount	-	850,114	-	850,114
Capitalized PIK Interest	3,116,093	-	-	3,116,093
Increase in provision for current expected credit losses	-	-	(74,479)	(74,479)
Balance at June 30, 2025	$416,418,148	$(2,442,664)	$(4,421,348)	$409,554,136

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

The risk ratings are primarily determined based on current and historical performance metrics specific to each portfolio company, as well as consideration of future economic conditions and each borrower’s estimated ability to meet debt service requirements. The risk ratings shown in the following table as of June 30, 2026 and December 31, 2025 consider borrower specific credit history and performance and reflect a quarterly re-evaluation of overall current macroeconomic conditions affecting the Company’s borrowers, specifically those designated as held for investment. The below table presents the categorization of our loan portfolio on the above rating scale, at carrying value as of June 30, 2026 and December 31, 2025:

	As of June 30, 2026		As of December 31, 2025
Risk Rating	Carrying Value	Percentage of Portfolio	Carrying Value	Percentage of Portfolio
1	$-	0.0%	$17,200,000	4.2%
2	189,344,847	46.4%	170,771,521	41.8%
3	174,280,593	42.7%	201,201,645	49.2%
4	37,647,568	9.2%	19,782,401	4.8%
5	6,626,809	1.6%	-	0.0%
	$407,899,817	100.0%	$408,955,567	100.0%

Recent Developments During the Second Quarter of 2026

Updates to Our Loan Portfolio during the Second Quarter of 2026

During the period from April 1, 2026 through June 30, 2026, we advanced approximately $56.9 million of principal, excluding capitalized PIK interest and fees, to new and existing borrowers under delayed draw and revolving loan facilities. Additionally, we received approximately $19.7 million of repayments, comprised of $3.3 million in scheduled amortization payments, $1.0 million in partial prepayments and $15.4 million from full repayments. A brief description of certain investment activities are described below:

In April 2026, the Company received a full repayment of Loan #30 amounting to approximately $9.4 million, of which $9.3 million and $0.1 million related to principal repayment and accrued interest, respectively.

In April 2026, the Company received a full repayment of Loan #6 amounting to approximately $3.2 million, all of which related to principal repayment.

In April 2026, the Company entered into an amendment for Loan #36, in which a portion of the unpaid outstanding interest was capitalized and added to the outstanding principal amount of the Loan. Further, the Company amended the terms of interest income wherein all future interest income amounts are payable in kind ("PIK"), monthly. The agreed upon PIK interest rate is 13.75% as of the date of the amendment. No other terms of the loan were modified in connection with this amendment.

In June 2026, Loan #8 was amended to extend the maturity date to September 30, 2026. No other terms of the loan were modified in connection with this amendment.

In June 2026, the Company received a full repayment of Loans #38a and 38b amounting to approximately $2.9 million, all of which related to principal repayment.

In June 2026, the Company acquired a $41.0 million second-lien secured mortgage loan (Loan #51) to a subsidiary of Vireo Growth, Inc., an entity considered a related party by virtue of the relationship between the Company’s Executive Chairman and Vireo. The loan bears interest at Prime plus 5.25% and has a 24-month maturity. See Note 8 for additional information.

In June 2026, the Company completed a non-cash exchange with Chicago Atlantic Credit Opportunities, LLC (“CACO”), an affiliated private investment fund, pursuant to which the Company transferred one loan with a fair value of approximately $27.1 million and received five loans of equal aggregate fair value. See Note 8 for additional information.

Proposed Merger with Chicago Atlantic BDC, Inc.

On June 17, 2026, we entered into an Agreement and Plan of Merger with LIEN pursuant to which the Company will elect to be regulated as a business development company under the Investment Company Act of 1940, as amended (the "Investment Company Act"), and merge with and into LIEN, with LIEN as the surviving company and continuing to trade on Nasdaq under the symbol “LIEN.” REFI stockholders will receive shares of LIEN common stock based on an Exchange Ratio determined by the relative adjusted net asset values per share of the Company and LIEN shortly before closing. The Merger, which is subject to stockholder approvals, regulatory approvals, effectiveness of a Form N-14 registration statement filed by LIEN on July 31, 2026, which contains a joint proxy statement/prospectus, and other customary conditions, is currently expected to close in the fourth quarter of 2026. There can be no assurance that the Merger will be completed on the anticipated terms or timing, or at all. See Note 16 to the consolidated financial statements.

Subsequent Updates to Our Loan Portfolio during the Third Quarter of 2026

During the period from July 1, 2026 through August 11, 2026, we advanced approximately $4.2 million of principal to new and existing borrowers under delayed draw and revolving loan facilities, inclusive of $0.2 million to related parties. The amounts advanced exclude incremental loans issued in connection with the Koach Transaction, as further explained below. Additionally, we received approximately $2.3 million of repayments, comprised entirely of scheduled amortization payments. A brief description of certain investment activities are described below:

In July 2026, Loan #21 was amended to extend the maturity date to August 18, 2026. No other terms of the loan were modified in connection with this amendment.

Private Placement of Common Stock

On July 9, 2026, the Company entered into a Loan Agreement with Koach, pursuant to which the Company issued 4,306,754 shares of its common stock at a price of $14.53 per share in a private placement, in exchange for second-lien promissory notes issued by Koach with an aggregate principal amount of approximately $62.5 million. The shares issued represent approximately 16.8% of the Company’s common stock outstanding immediately after giving effect to the issuance. The Koach Notes are secured by mortgages on 32 retail and related properties leased to cannabis operators, bear interest at an aggregate rate of 12.0% per annum (10.0% cash and 2.0% payable in kind), provide for an exit fee of up to 2.5x the commitment amount of each Note, and have a weighted average remaining life of approximately 12.0 years. The shares issued in connection with the transaction will be reflected in the inputs used to determine the Exchange Ratio for the Merger. See Note 17 to the consolidated financial statements.

Dividends Declared Per Share

During the three months ended June 30, 2026, we declared an ordinary cash dividend of $0.47 per share of our common stock, relating to the second quarter of 2026, which was paid on July 15, 2026 to stockholders of record as of the close of business on June 30, 2026. The total amount of the cash dividend payment was approximately $10.0 million.

The payment of this dividend is not indicative of our ability to pay such dividends in the future.

During the three months ended June 30, 2026, the Company paid approximately $1.0 million of accrued dividends relating to the 234,120 restricted stock awards which vested to common shares during the period.

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

While we believe the principal amounts of our loans are generally adequately protected by underlying collateral value, there is a risk that we will not realize the entire principal value of certain loans, particularly those not fully collateralized by real estate. In order to mitigate that risk, our loans are generally collateralized by other assets, such as equipment, receivables, licenses or other assets of the borrowers to the extent permitted by applicable laws and regulations. In addition, we seek to impose strict loan covenants and seek personal or corporate guarantees for additional protection. As of June 30, 2026, 55.7% of our portfolio is fully secured by real estate, and 2.6% has no real estate collateral. Our portfolio on average had real estate collateral coverage of 1.2x as of June 30, 2026. Our loans are generally secured by equity pledges of the borrower and all asset liens and our portfolio had a weighted average loan to enterprise value ratio of 46.0%. As of June 30, 2025, 47.6% of our portfolio was fully secured by real estate and 2.3% had no real estate collateral. Our portfolio on average had real estate collateral coverage of 1.2x as of June 30, 2025, and a weighted average loan to enterprise value ratio of 43.2%..

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

The April 2026 order represents a significant shift in federal policy and is expected to be followed by additional administrative proceedings. The DEA commenced additional hearings in June 2026 to consider related regulatory considerations for adult-use cannabis, and further rulemaking, interpretive guidance, or enforcement policy statements may be issued thereafter. Closing briefs and in-person hearings, if any, are expected to occur in August 2026. As a result, the scope, implementation, and practical effects of the rescheduling action remain subject to ongoing administrative review and uncertainty.

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

As of the date of this Quarterly Report, no final regulatory framework has been established with respect to cannabis rescheduling beyond the April 2026 order and June 2026 administrative hearings, and no formal action has been taken to reclassify or de-schedule adult-use cannabis. While federal authorities have initiated additional administrative proceedings, the outcome, timing, and scope of any further actions remain uncertain.

Results of Operations

Comparison of the three months ended June 30, 2026 and 2025

	For the three months ended June 30,		Variance
	2026	2025	Amount	%
Revenues
Interest income	$15,219,022	$16,502,035	$(1,283,013)	-8%
Interest expense	(2,384,377)	(2,077,048)	(307,329)	15%
Net interest income	12,834,645	14,424,987	(1,590,342)	-11%

Expenses
Management and incentive fees, net	1,604,328	1,932,957	(328,629)	-17%
General and administrative expense	1,529,035	1,271,124	257,911	20%
Professional fees	495,084	480,113	14,971	3%
Stock based compensation	957,578	881,128	76,450	9%
Provision (benefit) for current expected credit losses	551,294	1,147,290	(595,996)	-52%
Total expenses	5,137,319	5,712,612	(575,293)	-10%
Change in unrealized (loss)/gain on investment	(224,000)	165,000	(389,000)	100%
Net Income before income taxes	7,473,326	8,877,375	(1,404,049)	-16%
Income tax expense	-	-	-	-
Net Income	$7,473,326	$8,877,375	$(1,404,049)	-16%

•
Interest income decreased by approximately $1.3 million during the quarter ended June 30, 2026, compared to the quarter ended June 30, 2025. The decrease was driven primarily by a decrease of $1.0 million in exit/success fees associated with the repayments and amendments of certain loans during the respective periods. During the second quarter of 2026, the Company recognized $0.9 million associated with amendments of its existing loans during the period. In the second quarter of 2025, the Company recognized $1.0 million related to an amendment of one of its existing loans, $0.5 million of success fees on one of its loans, and $0.4 million related to OID accelerations. Interest income from acceleration of original issue discounts and other upfront fees generated approximately $0.4 million and $0.3 million of gross interest income during the three months ended June 30, 2026 and 2025, respectively. Additionally, the weighted average YTM IRR on our portfolio decreased from 16.8% at June 30, 2025 to 15.6% at June 30, 2026, as a result of certain re-pricing amendments relating to de-risking of our portfolio and the impact of the 75 basis point prime rate decline on our floating rate portfolio during the comparative periods, resulting in a $1.3 million decrease in cash interest income, offset by an additional $0.9 million in PIK interest income.
•
Interest expense remained relatively consistent over the comparative period. The increase is driven primarily by an increase in the weighted average outstanding balance on the Revolving Loan, which was approximately $67.5 million and $42.3 million, as of June 30, 2026 and 2025, respectively.
•
Management and incentive fees payable to our Manager slightly decreased over the comparative period. Management fees were approximately $1.2 million for the three months ended June 30, 2026 and 2025. The origination fee offsets in the three months ended June 30, 2026 was $108 thousand, compared to approximately $133 thousand for the three months ended June 30, 2025. Incentive fees were approximately $0.5 million for the three months ended June 30, 2026, compared to $0.8 million for the three months ended June 30, 2025.
•
General and administrative expenses and professional fees increased by approximately $258 thousand for the three months ended June 30, 2026, as compared to the three months ended June 30, 2025. The increase was primarily due to an increase in overhead reimbursements for costs incurred by the Manager on behalf of the Company, which were approximately $1.4 million for the three months ended June 30, 2026, compared to approximately $1.1 million for the three months ended June 30, 2025.
•
Stock based compensation expense increased slightly by approximately $0.1 million for the three months ended June 30, 2026, as compared to the three months ended June 30, 2025. The increase over the comparative period is driven by the incremental expense recognized on the 229,764 of restricted stock awards granted during 2026, which had not been granted as of June 30, 2025.
•
The quarterly increase in the CECL reserve results from a combination of changes in portfolio composition driven by new originations and repayments, as well as portfolio company specific events and credit quality changes that impacted expected loss estimates. The key drivers of the change in the CECL reserve during the comparative period are outlined below:

o
During the three months ended June 30, 2026, the Company recorded reserves on new originations of approximately $0.5 million, which were offset by $0.3 million of reserves which were reversed as a result of full loan repayments during the quarter. The net effect of new originations and full repayments on the CECL reserve was approximately a $0.2 million increase for the three months ended June 30, 2026.
o
The CECL reserve relating to loans with a risk rating of "2" and "3" was 4.6 million or 1.2% of outstanding principal of such loans, as of June 30, 2026 and $2.9 million or 0.8% of outstanding principal of such loans, as of March 31, 2026. Management notes that loans risk rated "2" and "3" are generally deemed to be performing loans and generally carry similar CECL reserves.
o
The CECL reserve for loans included in risk rating "4" was $3.7 million or 9.8% of outstanding principal of such loans, as of June 30, 2026 and $4.7 million or 12.7% of outstanding principal of such loans, as of June 30, 2025. Loans that are risk rated "4" are high risk for potential loss and require regular monitoring.
o
Loans remaining on non-accrual for the three months ended June 30, 2026, specifically Loan #4 and Loan #34, the CECL reserve remained flat compared to March 31, 2026. When the loans were placed on non-accrual status in December 2025, an aggregate of $0.9 million of accrued interest receivable was reversed. The non-performing nature of these loans as of June 30, 2026 is a key input to the Company's CECL analysis.
o
Loan #36 CECL reserve decreased $1.0 million during the three months ended June 30, 2026. LTV increased to 107.2% as of June 30, 2026 from 96.4% as of March 31, 2026. The Company collected all past due interest in early April 2026 and Management kept Loan #36 on accrual status as of June 30, 2026. In May 2026, Loan #36 was amended to 0% cash, 7.5% default interest and 13.75% PIK.

Comparison of the six months ended June 30, 2026 and 2025

	For the six months ended June 30,		Variance
	2026	2025	Amount	%
Revenues
Interest income	$30,383,710	$31,609,350	$(1,225,640)	-4%
Interest expense	(4,424,979)	(4,142,430)	(282,549)	7%
Net interest income	25,958,731	27,466,920	(1,508,189)	-5%

Expenses
Management and incentive fees, net	3,323,823	3,668,490	(344,667)	-9%
General and administrative expense	2,680,508	2,467,231	213,277	9%
Professional fees	998,633	973,059	25,574	3%
Stock based compensation	1,822,932	1,530,440	292,492	19%
Provision (benefit) for current expected credit losses	4,389,145	74,014	4,315,131	NM
Total expenses	13,215,041	8,713,234	4,501,807	52%
Change in unrealized (loss)/gain on investment	(430,000)	165,000	(595,000)	NM
Net Income before income taxes	12,313,690	18,918,686	(6,604,996)	-35%
Income tax expense	-	-	-	-
Net Income	$12,313,690	$18,918,686	$(6,604,996)	-35%

•
Interest income decreased by approximately $1.2 million during the quarter ended June 30, 2026, compared to the quarter ended June 30, 2025. The decrease was driven primarily by a decrease of $0.1 million in exit/success fees associated with the repayments and amendments of certain loans during the respective periods. Interest income from acceleration of original issue discounts and other upfront fees generated approximately $1.0 million and $0.7 million of gross interest income during the three months ended June 30, 2026 and 2025, respectively. Additionally, the weighted average YTM IRR on our portfolio decreased from 16.8% at June 30, 2025 to 15.6% at June 30, 2026, as a result of certain re-pricing amendments relating to de-risking of our portfolio and the impact of the 75 basis point prime rate decline on our floating rate portfolio during the comparative periods, resulting in a $2.1 million decrease in cash interest income, offset by an additional $0.7 million in PIK interest income.

•
Interest expense increased over the comparative period. The increase is driven primarily by an increase in the weighted average outstanding balance on the Revolving Loan, which was approximately $67.5 million and $42.3 million, as of June 30, 2026 and 2025, respectively.
•
Management and incentive fees payable to our Manager slightly decreased over the comparative period. Management fees were approximately $2.4 million for the six months ended June 30, 2026 and 2025. The origination fee offsets in the six months ended June 30, 2026 was $108 thousand, compared to approximately $137 thousand for the six months ended June 30, 2025. Incentive fees were approximately $1.0 million for the six months ended June 30, 2026, compared to $1.4 million for the six months ended June 30, 2025.
•
General and administrative expenses and professional fees increased by approximately $213 thousand for the six months ended June 30, 2026, as compared to the six months ended June 30, 2025. The increase was primarily due to an increase in overhead reimbursements for costs incurred by the Manager on behalf of the Company, which were approximately $2.4 million for the six months ended June 30, 2026 compared to $2.3 million during the six months ended June 30, 2025. Further, there was an increase in consulting and legal expenses during the comparative periods by $70 thousand, partially offset by net decreases in other professional fee expenses.
•
Stock based compensation expense increased slightly by approximately $0.3 million for the three months ended June 30, 2026, as compared to the three months ended June 30, 2025. The increase over the comparative period is driven by the incremental expense recognized on the 229,764 of restricted stock awards granted during 2026, which had not been granted as of June 30, 2025.
•
The year over year increase in the CECL reserve results from a combination of changes in portfolio composition driven by new originations and repayments, as well as portfolio company specific events and credit quality changes that impacted expected loss estimates. The key drivers of the change in the CECL reserve during the comparative period are outlined below:
o
During the six months ended June 30, 2026, the Company recorded reserves on new originations of approximately $1.1 million, which were offset by $0.5 million of reserves which existed at June 30, 2025 and were reversed as a result of full loan repayments. The net effect of new originations and full repayments on the CECL reserve was approximately a $0.9 million increase.
o
The CECL reserve relating to loans with a risk rating of "2" and "3" was $4.6 million or 1.2% of outstanding principal of such loans, as of June 30, 2026 and $1.9 million or 0.6% of outstanding principal of such loans, as of June 30, 2025. Management notes that loans risk rated "2" and "3" are generally deemed to be performing loans and generally carry similar CECL reserves.
o
The CECL reserve for loans included in risk rating "4" was $3.7 million or 9.8% of outstanding principal of such loans, as of June 30, 2026 and $2.6 million or 6.6% of outstanding principal of such loans, as of June 30, 2025. Loans that are risk rated "4" are high risk for potential loss and require regular monitoring.
o
Loans remaining on non-accrual for the six months ended June 30, 2026, specifically Loan #4 and Loan #34, resulted in a $1.5 million increase to the CECL reserve compared to June 30, 2025. When the loans were placed on non-accrual status in December 2025, an aggregate of $0.9 million of accrued interest receivable was reversed. The non-performing nature of these loans as of June 30, 2026 is a key input to the Company's CECL analysis.
o
Loan #36 CECL reserve increased $1.5 million during the six months ended June 30, 2026. LTV increased to 107.2% as of June 30, 2026 from 65.3% as of December 31, 2025 and payments were delayed during the three months ended March 31, 2026. The Company collected all past due interest in early April 2026 and Management kept Loan #36 on accrual status as of June 30, 2026.

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

The following table provides a reconciliation of GAAP net income to Distributable Earnings and Adjusted Distributable Earnings:

	Three months ended		Six months ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Net Income	$7,473,326	$8,877,375	$12,313,690	$18,918,686
Adjustments to net income
Stock based compensation	957,578	881,128	1,822,932	1,530,440
Amortization of debt issuance costs	83,965	110,148	167,415	220,458
Provision (benefit) for current expected credit losses	551,294	1,147,290	4,389,145	74,014
Change in unrealized (loss)/gain on investment	224,000	(165,000)	430,000	(165,000)
Distributable Earnings	$9,290,163	$10,850,941	$19,123,182	$20,578,598
Basic weighted average shares of common stock outstanding (in shares)	21,242,557	21,002,787	21,161,863	20,931,025
Basic Distributable Earnings per Weighted Average Share	$0.44	$0.52	$0.90	$0.98
Diluted weighted average shares of common stock outstanding (in shares)	21,713,882	21,487,106	21,599,634	21,376,645
Diluted Distributable Earnings per Weighted Average Share	$0.43	$0.51	$0.89	$0.96

Book Value Per Share

The book value per share of our common stock as of June 30, 2026 and December 31, 2025 was approximately $14.15 and $14.60, respectively.

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

As of June 30, 2026 and December 31, 2025, all of our cash was unrestricted and totaled approximately $13.4 million and $14.9 million, respectively. We believe that our cash on hand, capacity available under our Revolving Loan, and cash flows from operations for the next twelve months will be sufficient to satisfy the operating requirements of our business through at least the next twelve months. The sources of financing for our target investments are described below.

Capital Markets

We may seek to raise further equity capital and issue debt securities in order to fund our future investments in loans. Our prior Shelf Registration Statement on Form S-3 became effective on January 19, 2023 (the "Previous Registration Statement") and expired on January 19, 2026. On January 16, 2026 we filed a replacement Shelf Registration Statement on Form S-3 (the “New Registration Statement), to replace the Previous Registration Statement. We were permitted to continue to offer and sell securities under the Previous Registration Statement for a period of up to 180 days following its expiration or until the New Registration Statement was declared effective, whichever occurred first. That 180-day period expired on July 18, 2026, and as of the date of this Quarterly Report on Form 10-Q, the New Registration Statement has not been declared effective by the SEC. Accordingly, we do not currently have an effective shelf registration statement, and we are not currently able to conduct primary offerings of our securities under a shelf registration statement, including offerings under our ATM Program (as defined below). Once the New Registration Statement is declared effective, it will allow us to sell, from time to time in one or more offerings, up to $500 million of our securities, including common stock, preferred stock, debt securities, warrants and rights (including as part of a unit) to purchase shares of our common stock, preferred stock, or debt securities. The specifics of any future offerings, along with the use of proceeds of any securities offered, will be described in detail in a prospectus supplement, or other offering materials, at the time of any offering. We may also access liquidity through our ATM Program, which was established in June 2023 and amended in March 2025, pursuant to which we may sell, from time to time, up to $100.0 million of our common stock. Sales under the ATM Program are conducted pursuant to prospectus supplements filed under our shelf registration statement. Because the Previous Registration Statement has expired and the New Registration Statement has not been declared effective, sales under the ATM Program are currently suspended. Once the New Registration Statement is declared effective and a prospectus supplement is filed thereunder, we expect to be able to resume sales under the ATM Program, subject to the restrictions on equity issuances contained in the Merger Agreement.

Under the Merger Agreement, the Company has agreed that, subject to specified exceptions and absent LIEN’s prior written consent, it will not issue or sell shares of its capital stock or other equity securities, or securities convertible into or exercisable for such securities, pending completion of the merger. Accordingly, even if the New Registration Statement becomes effective, the Company will remain subject to these restrictions unless an applicable exception applies or LIEN provides its prior written consent.

During the six months ended June 30, 2025, the Company sold an aggregate of 64,557 shares of the Company’s common stock under the Sales Agreements relating to our ATM Program at a weighted average price of $16.01 per share, generating net proceeds of approximately $1.0 million.

During the six months ended June 30, 2026, the Company sold 0 shares of the Company’s common stock under the Sales Agreements.

Credit Facility

As of June 30, 2026 and December 31, 2025, unamortized debt issuance costs related to the Revolving Loan, including all amendments and restatements thereto, as applicable, of $197,297 and $246,620, respectively, are recorded in other receivables and assets, net on the consolidated balance sheets.

As of and for the three months ended June 30, 2026, the Company had net borrowings of $42.0 million against the Revolving Loan. As of June 30, 2026, the Company had $19.0 million available and $91.1 million outstanding under the Revolving Loan (Note 6 of Part 1, Item 1 - Financial Information).

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

The Unsecured Notes provide for certain affirmative covenants, including requiring us to deliver certain financial information and any notices of default, and conducting business in the normal course. Additionally, the Company must comply with certain financial and non-financial covenants including but not limited to: (1) minimum stockholders' equity of $200.0 million, (2) maximum aggregate indebtedness of $225.0 million, subject to increase from time to time based upon ratable increases in stockholders' equity, and (3) maintenance of a credit rating. As of June 30, 2026, the Company is in compliance with all financial covenants with respect to the Unsecured Notes.

Cash Flows

The following table sets forth changes in cash and cash equivalents for the six months ended June 30, 2026 and 2025, respectively:

	For the six months ended June 30,
	2026	2025
Net income	$12,313,690	$18,918,686
Adjustments to reconcile net income to net cash used in operating activities and changes in operating assets and liabilities	(94,521)	(4,830,181)
Net cash provided by operating activities	12,219,169	14,088,505
Net cash (used in)/provided by investing activities	(34,915,647)	1,952,043
Net cash provided by/(used in) financing activities	21,099,293	(6,878,912)
Change in cash and cash equivalents	(1,597,185)	9,161,636

Net Cash Provided by Operating Activities

For the six months ended June 30, 2026 and 2025, we reported “Net cash provided by operating activities” of approximately $12.2 million and $14.1 million, respectively. Net cash provided by operating activities decreased approximately $1.9 million, primarily attributable to an increase in other receivables and assets of $2.5 million, a decrease in related party net payable of approximately $2.5 million related to timely collections of interest income, an increase in management and incentive fees payable of approximately $0.6 million, and a decrease in net income over the comparable period of approximately $6.6 million. These changes were offset by a provision for current expected credit losses of $4.3 million during the first six months of 2026 compared to $0.1 million during the first six months of 2025. Further, there was an increase in the interest reserve for applied interest payments of approximately $3.6 million, a decrease in interest receivable of $0.8 million consisting of certain 'past due' amounts, an increase in interest payable of approximately $0.4 million, an increase in stock based compensation of approximately $0.3 million, a $0.4 million unrealized loss on investments, compared to a $0.2 million gain over the comparable period.

Net Cash (Used in)/Provided by Investing Activities

For the six months ended June 30, 2026 and 2025, we reported “Net cash (used in)/provided by investing activities” of approximately $(34.9) million and $5.5 million, respectively.

For the six months ended June 30, 2026 cash outflows primarily related to $65.5 million used for the origination and funding of loans held for investment and $40.6 million used for the origination and funding of loans held at fair value, partially offset by $71.2 million of cash received from the principal repayment of loans held for investment.

For the six months ended June 30, 2025, cash outflows primarily related to $10.3 million used for the origination and funding of loans held for investment, partially offset by $12.3 million of cash received from the principal repayment of loans held for investment.

Net Cash Provided by/(Used in) Financing Activities

For the six months ended June 30, 2026 and 2025, we reported “Net cash provided by/(used in) financing activities” of approximately $21.1 million and ($6.9) million, respectively.

For the six months ended June 30, 2026, we reported cash inflows of approximately $42.0 million in net draws on our Revolving Loan, which were offset by approximately $20.8 million in dividends paid and approximately $30 thousand in debt issuance costs.

For the six months ended June 30, 2025, we reported cash inflows of approximately $1.0 million related to proceeds received from sales of our common stock through the registered at-the-market offering and approximately $16.2 million in net draws on our Revolving Loan, which were offset by $24.0 million in dividends paid and approximately $82 thousand in offering costs associated with the registered at-the-market offering.

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

The following table summarizes the Company’s dividends declared during the three months ended June 30, 2026 and 2025, respectively.

	Record Date	Payment Date	Common Share Distribution Amount	Taxable Ordinary Income	Return of Capital	Section 199A Dividends
Regular cash dividend	3/31/2026	4/15/2026	$0.47	$0.47	$-	$0.47
Regular cash dividend	6/30/2026	7/15/2026	$0.47	$0.47	$-	$0.47
Total cash dividend			$0.94	$0.94	-	$0.94

	Record Date	Payment Date	Common Share Distribution Amount	Taxable Ordinary Income	Return of Capital	Section 199A Dividends
Regular cash dividend	3/31/2025	4/15/2025	$0.47	$0.47	$-	$0.47
Regular cash dividend	6/30/2025	7/15/2025	$0.47	$0.47	$-	$0.47
Total cash dividend			$0.94	$0.94	$—	$0.94

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

In addition, the Company reviews each loan on a quarterly basis and evaluates the borrower’s ability to pay the monthly interest and principal, if required, as well as the loan-to-value (LTV) ratio. When evaluating qualitative factors that may indicate the need for a CECL Reserve, the Company forecasts losses considering a variety of factors. In considering the potential current expected credit loss, the Manager primarily considers significant inputs to the Company’s forecasting methods, which include (i) key loan-specific inputs such as the value of the real estate collateral, liens on equity (including the equity in the entity that holds the state-issued license to cultivate, process, distribute, or retail cannabis), presence of personal or corporate guarantees, among other credit enhancements, LTV ratio, rate type (fixed or floating) and IRR, loan-term, geographic location, and expected timing and amount of future loan fundings, (ii) performance against the underwritten business plan and the Company’s internal loan risk rating, and (iii) a macro-economic forecast. Estimating the enterprise value of our borrowers in order to calculate LTV ratios is often a significant estimate. The Manager utilizes a third-party valuation appraiser to assist with the Company’s valuation process primarily using comparable transactions to estimate enterprise value of its portfolio companies and supplement such analysis with a multiple-based approach to enterprise value to revenue multiples of publicly-traded comparable companies obtained from sources such as Bloomberg and/or S&P Capital IQ as of June 30, 2026, to which the Manager may apply a private company discount based on the Company’s current borrower profile. These estimates may change in future periods based on available future macro-economic data and might result in a material change in the Company’s future estimates of expected credit losses for its loan portfolio.

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

Accounting Policies and Estimates

As of June 30, 2026, there were no significant changes in the application of our accounting policies or estimates from those presented in our annual report on Form 10-K. Refer to Note 2 to our consolidated financial statements for the three months ended June 30, 2026, titled “Significant Accounting Policies” for information on recent accounting pronouncements.

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

We generally hold our investments as long-term loans classified as held for investment; however, we may occasionally classify some of our loans as held for sale. We may carry our loans at fair value or carrying value in our consolidated balance sheet. As of June 30, 2026, the Company held one loan that was carried at fair value within loans held at fair value in our consolidated balance sheets, with changes in fair value recorded through earnings. There were no such loans held as of December 31, 2025. We evaluate our loans on a quarterly basis and fair value is determined by our Manager's Investment Committee. We use an independent third-party valuation firm to provide input in the valuation of all of our unquoted investments, which we consider along with other various subjective and objective factors in making our evaluations.

Warrants are recorded at fair value on the consolidated balance sheets and unrealized gains and losses are included within the line item, change in unrealized loss on investment, in the consolidated statements of income. As of June 30, 2026, we carried $0.9 million of warrants at fair value which are included within the line item other receivables and assets, net, in our consolidated balance sheet.

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

As of June 30, 2026, we had 15 floating-rate loans, representing approximately 58.8% of our loan portfolio based on aggregate outstanding principal balances. The remaining 41.2% is represented by fixed rate loans. As of June 30, 2025, 59.3% and 40.7% of outstanding principal was represented by floating rate loans and fixed rate loans, respectively. Our loans generally have a rate floor established at the prevailing benchmark rate, as applicable, at the time of origination. Refer to Note 3 for rate floor by loan.

In addition, our Revolving Loan is exposed to similar interest rate risk. Our Revolving Loan bears interest at the greater of (1) the Prime Rate plus the applicable margin and (2) 3.25%. As of June 30, 2026, we had an outstanding balance of $91.1 million under the Revolving Loan, and an additional $19.0 million of availability which incurs an unused fee of 25 basis points. An increase in the Prime Rate is expected to result in an increase in interest expenses and therefore a decrease in net income.

Based on our Consolidated Statement of Operations for the period ended June 30, 2026, the following table shows the estimated annualized impact on net income resulting from hypothetical benchmark rate changes on our floating-rate portfolio (considering interest rate floors, as applicable). Management estimates reflect the characteristics of its loan portfolio as of June 30, 2026 and exclude assumptions relating to unscheduled prepayments, deployment of unfunded commitments or new originations.

Change in Interest Rates	Increase (Decrease) in Interest Income	Increase (Decrease) in Interest Expense	Increase (Decrease) in Net Investment Income
Increase of 300 basis points	7,267,860	2,731,500	4,536,360
Increase of 200 basis points	4,845,240	1,821,000	3,024,240
Increase of 100 basis points	2,422,620	910,500	1,512,120
Decrease of 100 basis points	(747,256)	(910,500)	163,244
Decrease of 200 basis points	(1,494,511)	(1,821,000)	326,489
Decrease of 300 basis points	(2,106,742)	(2,731,500)	624,758

Based on our Consolidated Statement of Operations for the year ended June 30, 2025, the following table shows the estimated annualized impact on net income resulting from hypothetical benchmark rate changes on our floating-rate portfolio (considering interest rate floors, as applicable).

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

Concentration

Our total loan portfolio as of June 30, 2026 and December 31, 2025, was concentrated with the top three borrowers representing approximately 31.5% and 25.6% of principal outstanding, respectively. As of and for the six months ended June 30, 2026 and 2025, the top three borrowers represented approximately 23.2% and 26.0% of the total interest income, respectively. The largest loan represented approximately 11.8% and 11.1% of principal outstanding as of June 30, 2026 and December 31, 2025, respectively.

As of June 30, 2026 and December 31, 2025, our borrowers have operations in the jurisdiction noted within the table below based on real estate collateral location or principal place of business:

As of June 30, 2026			As of December 31, 2025
Jurisdiction	Outstanding Principal (1)	Percentage of Total Loan Portfolio	Jurisdiction	Outstanding Principal (1)	Percentage of Total Loan Portfolio
Illinois	$85,272,862	19%	Illinois	$76,736,737	19%
Ohio	66,516,744	15%	Ohio	65,865,842	16%
Florida	63,648,865	14%	Florida	56,317,033	14%
New York	61,555,804	14%	Pennsylvania	46,114,129	11%
Pennsylvania	45,458,520	10%	Michigan	31,237,041	8%
California	37,520,363	8%	California	27,316,846	7%
Arizona	27,880,772	6%	Arizona	26,326,748	6%
Canada	16,211,500	4%	Missouri	26,139,970	6%
Missouri	15,129,721	3%	New York	22,068,401	5%
Michigan	13,133,606	3%	Nebraska	17,200,000	4%
West Virginia	8,491,943	2%	West Virginia	8,491,943	2%
Massachusetts	4,743,161	1%	Other (2)	2,360,539	1%
Nevada	2,579,122	1%	Texas	2,335,787	1%
Other (2)	2,389,657	1%	Maryland	1,312,711	*%
Texas	2,123,876	*%	Massachusetts	731,146	*%
Oregon	310,107	*%	Nevada	225,199	*%
Minnesota	159,029	*%	Oregon	193,286	*%
Maryland	-	*%	Minnesota	101,730	*%
Nebraska	-	*%	Canada	-	*%
Total	$453,125,652	100%	Total	$411,075,088	100%

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

While we believe the principal amounts of our loans are generally adequately protected by underlying collateral value, there is a risk that we will not realize the entire principal value of certain loans, particularly those not fully collateralized by real estate. In order to mitigate that risk, our loans are generally collateralized by other assets, such as equipment, receivables, licenses or other assets of the borrowers to the extent permitted by applicable laws and regulations. In addition, we seek to impose strict loan covenants and seek personal or corporate guarantees for additional protection. As of June 30, 2026, 55.5% of our portfolio is fully secured by real estate. Our portfolio on average had real estate collateral coverage of 1.2x as of June 30, 2026, and all of our loans are secured by equity pledges of the borrower entities and all asset liens. As of June 30, 2025, 47.6% of our portfolio was fully secured by real estate. Our portfolio on average had real estate collateral coverage of 1.2x as of June 30, 2025 and all of our loans were secured by equity pledges of the borrower and all asset liens.

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

In connection with the preparation of this quarterly report on Form 10-Q, our management, including the Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2026. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2026 to ensure that (a) information required to be disclosed in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the forms and rules of the SEC and (b) such information is accumulated and communicated to management, including the Principal Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

Except as discussed in the preceding paragraph, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2026 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

In the normal course of business, we may be subject to various legal proceedings from time to time. We are not party to any material pending legal proceedings required to be disclosed pursuant to Item 103 of Regulation S-K.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025, which could materially affect our business, financial condition and/or results of operations. Except to the extent updated below or to the extent additional factual information disclosed elsewhere in this Quarterly Report on Form 10-Q relates to such risk factors, there have been no material changes to the risk factors described in the “Risk Factors” sections in our Annual Report on Form 10-K for the year ended December 31, 2025. The following material risk factors update or supplement the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2025.

Risks Related to the Proposed Merger with Chicago Atlantic BDC, Inc.

The proposed merger with LIEN is subject to various closing conditions, and there can be no assurance that the merger will be completed on the anticipated terms or timing, or at all.

On June 17, 2026, we entered into an Agreement and Plan of Merger with LIEN. Completion of the merger is subject to numerous conditions that may not be satisfied, including the receipt of REFI and LIEN stockholder approvals (including a majority-of-the-minority vote of REFI’s unaffiliated stockholders), REFI’s election to be regulated as a business development company under the Investment Company Act, approval of a new investment advisory agreement, approvals required under Rule 17a-8 of the Investment Company Act, effectiveness of a Form N-14 registration statement, receipt of regulatory approvals and third-party consents, and other customary conditions. Failure to satisfy any of these conditions could result in delay of the merger or termination of the Merger Agreement. In addition, the pendency of the merger could have adverse effects on our business, including diversion of management attention, disruption of borrower relationships, and difficulty attracting or retaining employees of our Manager.

Movement in the Exchange Ratio between signing and closing may result in REFI stockholders receiving fewer shares of LIEN common stock than currently anticipated.

The Exchange Ratio is calculated based on the relative net asset values of REFI and LIEN as of a date no earlier than 48 hours prior to the Merger Effective Time. Changes in either company’s net asset value between the date of the Merger Agreement and closing, including changes attributable to credit losses, changes in the value of our loans, share issuances (such as the July 2026 Koach issuance), and other factors will affect the Exchange Ratio, and REFI stockholders may receive fewer shares of LIEN common stock than they would have received based on net asset values calculated at earlier dates.

REFI’s election to be regulated as a business development company under the Investment Company Act would fundamentally change REFI’s regulatory framework.

In connection with the proposed merger, REFI will elect to be regulated as a business development company under the Investment Company Act. As a business development company, REFI would be subject to a materially different regulatory regime than it is subject to today as a REIT, including limitations on leverage, affiliate transactions, and portfolio composition.

Litigation may be filed against REFI or LIEN in connection with the proposed merger, which could delay or prevent the merger and result in the incurrence of substantial defense costs.

Transactions such as the proposed merger frequently result in litigation, including litigation seeking to enjoin the transaction, litigation alleging breaches of fiduciary duties by directors, and litigation asserting disclosure claims under the federal securities laws. Any such litigation could delay completion of the merger, result in the incurrence of substantial defense costs, or, if the litigation is successful, prevent the merger from being completed on the anticipated terms or timing, or at all.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On July 9, 2026, the Company issued 4,306,754 shares of its common stock to Koach at a price of $14.53 per share in exchange for the Koach Notes. The shares were issued in a private placement in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D promulgated thereunder. No underwriter or placement agent was engaged in connection with the transaction, and no underwriting discounts or commissions were or will be paid by the Company. Additional information regarding the transaction was previously reported in the Company’s Current Report on Form 8-K filed with the SEC on July 13, 2026, and is described in Note 17 to the consolidated financial statements included in this Quarterly Report on Form 10-Q.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None of the Company’s officers or directors have adopted, modified or terminated trading plans under either a Rule 10b5-1 or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933) for the three months ended June 30, 2026.

Item 6. Exhibits

Exhibit No.	Description of Exhibits
2.1

Agreement and Plan of Merger, dated as of June 17, 2026, by and among Chicago Atlantic Real Estate Finance, Inc., Chicago Atlantic BDC, Inc., Chicago Atlantic BDC Advisers, LLC, and Chicago Atlantic REIT Manager, LLC (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed on June 18, 2026).

10.1

Form of Support Agreement (Company Stockholders), dated as of June 17, 2026, by and among Chicago Atlantic Real Estate Finance, Inc., Chicago Atlantic BDC, Inc., and the stockholders party thereto (incorporated by reference to Exhibit 10.1 of the Company’s Current Report of Form 8-K filed on June 18, 2026).

10.2

Form of Support Agreement (Acquiror Stockholders), dated as of June 17, 2026, by and among Chicago Atlantic Real Estate Finance, Inc., Chicago Atlantic BDC, Inc., and the Acquiror stockholders party thereto (incorporated by reference to Exhibit 10.2 of the Company’s Current Report of Form 8-K filed on June 18, 2026).

10.3

Form of Loan Agreement, dated as of July 9, 2026, by and among Chicago Atlantic Real Estate Finance, Inc. and Koach Capital Fund I LLC, Koach Capital Fund II LP, Koach Capital Fund III LP and their respective wholly-owned subsidiaries (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on July 13, 2026).

10.4	Form of Lock-Up Letter (incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K filed on July 13, 2026).
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document–the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document.*
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHICAGO ATLANTIC REAL ESTATE FINANCE, INC.

Dated: August 11, 2026	By:	/s/ Peter Sack
Peter Sack
Co-Chief Executive Officer and Director
(Principal Executive Officer)

Dated: August 11, 2026	By:	/s/ Phillip Silverman
Phillip Silverman
Chief Financial Officer
(Principal Financial Officer)