Form 10-Q
period 2026-09-30
Chicago Atlantic Real Estate Finance, Inc.
filed 2026-11-10
CIK 1867949

inte

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 6, 2026
Common stock, $0.01 par value	25,621,819

CHICAGO ATLANTIC REAL ESTATE FINANCE, INC.

TABLE OF CONTENTS

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CHICAGO ATLANTIC REAL ESTATE FINANCE, INC.

CONSOLIDATED BALANCE SHEETS

	September 30, 2026	December 31, 2025
	(unaudited)
Assets
Loans held for investment	$315,092,753	$332,772,244
Loans held for investment - related party (Note 8)	108,506,936	76,183,323
Loans held for investment, at carrying value	423,599,689	408,955,567
Current expected credit loss reserve	(12,281,248)	(5,062,785)
Loans held for investment at carrying value, net	411,318,441	403,892,782
Loans, at fair value - related party (amortized cost of $40,664,036 and $0, respectively) (Note 8)	40,795,000	-
Cash and cash equivalents	8,267,325	14,948,884
Interest receivable	4,673,984	4,009,800
Other receivables and assets, net	1,963,315	874,245
Related party receivables	1,174,146	1,189,937
Total Assets	$468,192,211	$424,915,648

Liabilities
Revolving loan	$94,350,000	$49,100,000
Notes payable, net	49,512,366	49,334,459
Dividend payable	12,847,076	11,157,220
Related party payables	1,777,059	2,214,920
Management and incentive fees payable	1,549,623	3,098,576
Interest payable	1,707,651	1,348,334
Accounts payable and other liabilities	1,211,460	834,977
Interest reserve	2,584,948	12,686
Total Liabilities	165,540,183	117,101,172
Commitments and contingencies (Note 9)

Stockholders' equity
Common stock, par value $0.01 per share, 100,000,000 shares authorized and 25,621,819 and 21,080,272 shares issued and outstanding, respectively	256,219	210,803
Notes receivable from stockholders	(56,776,531)	-
Additional paid-in-capital	388,479,565	323,125,854
Accumulated deficit	(29,307,225)	(15,522,181)
Total stockholders' equity	302,652,028	307,814,476

Total liabilities and stockholders' equity	$468,192,211	$424,915,648

The accompanying notes are an integral part of these consolidated financial statements.

CHICAGO ATLANTIC REAL ESTATE FINANCE, INC.

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	For the three months ended September 30,		For the nine months ended September 30,
	2026	2025	2026	2025
Revenues
Interest income	$15,458,739	$15,250,866	$45,842,450	$46,860,217
Interest expense	(2,988,906)	(1,565,592)	(7,413,885)	(5,708,022)
Net interest income	12,469,833	13,685,274	38,428,565	41,152,195

Expenses
Management and incentive fees, net	1,549,623	1,435,071	4,873,446	5,103,561
General and administrative expense	1,578,189	1,298,910	4,258,697	3,766,140
Professional fees	639,784	530,880	1,638,417	1,503,939
Stock based compensation	693,902	928,654	2,516,834	2,459,094
Provision (benefit) for current expected credit losses	2,768,611	557,220	7,157,756	631,233
Total expenses	7,230,109	4,750,735	20,445,150	13,463,967
Change in unrealized (loss)/gain on investment	18,964	-	(411,036)	165,000
Realized gain on investment	232,037	-	232,037	-
Gain on foreclosure, net	943,298	-	943,298	-
Net income before income taxes	6,434,023	8,934,539	18,747,714	27,853,228
Income tax expense	-	-	-	-
Net income	$6,434,023	$8,934,539	$18,747,714	$27,853,228

Earnings per common share:
Basic earnings per common share	$0.25	$0.42	$0.83	$1.33
Diluted earnings per common share	$0.25	$0.42	$0.82	$1.30

Weighted average number of common shares outstanding:
Basic weighted average shares of common stock outstanding	25,246,865	21,074,771	22,538,494	20,979,467
Diluted weighted average shares of common stock outstanding	25,646,135	21,485,776	22,963,290	21,413,422

The accompanying notes are an integral part of these consolidated financial statements.

CHICAGO ATLANTIC REAL ESTATE FINANCE, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(UNAUDITED)

THREE MONTHS ENDED SEPTEMBER 30, 2026
			Additional	Notes receivable		Total
	Common Stock		Paid-In-	From	Accumulated	Stockholders'
	Shares	Amount	Capital	Stockholders	Deficit	Equity
Balance at June 30, 2026	21,314,392	213,144	324,946,445	-	(23,511,551)	301,648,038
Issuance of common stock from employee incentive plan (Note 10)	673	6	(6)	-	-	-
Issuance of common stock in exchange for Notes (Note 10)	4,306,754	43,069	62,550,863	-	-	62,593,932
Notes receivable from stockholder received in exchange for common stock	-	-	-	(62,593,932)	-	(62,593,932)
Cash interest and exit fees on Koach notes credited to notes receivable from stockholders	-	-	-	2,312,932	-	2,312,932
Paid-in-kind interest capitalized	-	-	288,361	(288,361)	-	-
Principal repayments received	-	-	-	3,792,830	-	3,792,830
Stock-based compensation, net of forfeitures	-	-	693,902	-	-	693,902
Dividends declared on restricted stock awards	-	-	-	-	(187,442)	(187,442)
Dividends declared on common shares ($.47 per share)	-	-	-	-	(12,042,255)	(12,042,255)
Net income	-	-	-	-	6,434,023	6,434,023
Balance at September 30, 2026	25,621,819	$256,219	$388,479,565	$(56,776,531)	$(29,307,225)	$302,652,028

THREE MONTHS ENDED SEPTEMBER 30, 2025
			Additional		Total
	Common Stock		Paid-In-	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance at June 30, 2025	21,074,625	$210,746	$321,366,160	$(11,548,516)	$310,028,390
Issuance of common stock, net of offering costs	-	-	(68,670)	-	(68,670)
Issuance of common stock from employee incentive plan (Note 10)	673	7	(7)	-	-
Stock-based compensation, net of forfeitures	-	-	928,654	-	928,654
Dividends declared on restricted stock awards	-	-	-	(2,844)	(2,844)
Dividends declared on common shares ($.47 per share)	-	-	-	(9,905,390)	(9,905,390)
Net income	-	-	-	8,934,539	8,934,539
Balance at September 30, 2025	21,075,298	210,753	322,226,137	(12,522,211)	309,914,679

NINE MONTHS ENDED SEPTEMBER 30, 2026
			Additional	Notes receivable		Total
	Common Stock		Paid-In-	From	Accumulated	Stockholders'
	Shares	Amount	Capital	Stockholders	Deficit	Equity
Balance at December 31, 2025	21,080,272	210,803	323,125,854	$-	(15,522,181)	307,814,476
Issuance of common stock from employee incentive plan (Note 10)	234,793	2,347	(2,347)		-	-
Issuance of common stock in exchange for Notes (Note 10)	4,306,754	43,069	62,550,863	-	-	62,593,932
Notes receivable from stockholder received in exchange for common stock	-	-	-	(62,593,932)	-	(62,593,932)
Cash interest and exit fees on Koach notes credited to notes receivable from stockholders	-	-	-	2,312,932	-	2,312,932
Paid-in-kind interest capitalized	-	-	288,361	(288,361)		-
Principal repayments received	-	-	-	3,792,830	-	3,792,830
Stock-based compensation, net of forfeitures	-	-	2,516,834	-	-	2,516,834
Dividends declared on restricted stock awards	-	-	-	-	(565,011)	(565,011)
Dividends declared on common shares ($1.41 per share)	-	-	-	-	(31,967,747)	(31,967,747)
Net income	-	-	-	-	18,747,714	18,747,714
Balance at September 30, 2026	25,621,819	$256,219	$388,479,565	$(56,776,531)	$(29,307,225)	$302,652,028

NINE MONTHS ENDED SEPTEMBER 30, 2025
			Additional		Total
	Common Stock		Paid-In-	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2024	20,829,228	208,292	318,886,768	(10,136,963)	308,958,097
Issuance of common stock, net of offering costs	64,557	646	882,090	-	882,736
Issuance of common stock from employee incentive plan (Note 10)	181,513	1,815	(1,815)	-	-
Stock-based compensation, net of forfeitures	-	-	2,459,094	-	2,459,094
Dividends declared on restricted stock awards	-	-	-	(607,933)	(607,933)
Dividends declared on common shares ($1.41 per share)	-	-	-	(29,630,543)	(29,630,543)
Net income	-	-	-	27,853,228	27,853,228
Balance at September 30, 2025	21,075,298	$210,753	$322,226,137	(12,522,211)	$309,914,679

CHICAGO ATLANTIC REAL ESTATE FINANCE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the nine months ended September 30,
	2026	2025
Operating activities
Net income	$18,747,714	$27,853,228

Adjustments to reconcile net income to net cash provided by operating activities:
Accretion of deferred loan origination fees and other discounts	(1,688,033)	(1,712,969)
Paid-in-kind interest	(6,021,655)	(4,373,113)
Provision for current expected credit losses	7,157,756	631,233
Change in unrealized gain/(loss) on investment	411,036	(165,000)
Realized gain on investment	(232,037)	-
Gain on foreclosure, net	(943,298)	-
Amortization of debt issuance costs	252,662	322,186
Stock based compensation	2,516,834	2,459,094

Changes in operating assets and liabilities:
Interest receivable	(664,184)	(3,034,323)
Other receivables and assets, net	(1,634,977)	(156,421)
Interest reserve	2,572,262	(1,283,281)
Related party payables	(437,861)	1,029,612
Related party receivables	15,791	3,343,907
Management and incentive fees payable	(1,548,953)	(1,428,087)
Interest payable	359,317	(1,067,805)
Accounts payable and accrued expenses	437,190	(144,576)
Net cash provided by operating activities	19,299,564	22,273,685

Cash flows from investing activities
Issuance of and fundings of loans held for investment	(83,723,275)	(59,005,076)
Principal repayment of loans held for investment	77,501,217	69,516,982
Issuance of and fundings of loans at fair value	(40,664,036)	-
Proceeds from sale of loans	462,959
Principal repayment of loans at fair value	-	5,500,000
Net cash (used in)/provided by investing activities	(46,423,135)	16,011,906

Cash flows from financing activities
Proceeds from sale of common stock	-	1,033,474
Proceeds from borrowings on revolving loan	124,050,000	106,100,000
Repayment of borrowings on revolving loan	(78,800,000)	(108,700,000)
Dividends paid to common shareholders	(30,842,902)	(33,938,239)
Collections of interest and exit fees on notes receivable from stockholder (Note 10)	2,312,934	-
Collections of principal on notes receivable from stockholder (Note 10)	3,792,830	-
Payment of debt issuance costs	(41,169)	(109,999)
Payment of offering costs	(29,681)	(150,738)
Net cash provided by/(used in) financing activities	20,442,012	(35,765,502)

Net (decrease)/increase in cash and cash equivalents	(6,681,559)	2,520,089
Cash and cash equivalents, beginning of period	14,948,884	26,400,448
Cash and cash equivalents, end of period	$8,267,325	$28,920,537

Supplemental disclosure of non-cash financing and investing activities
Interest reserve withheld from funding of loans	$4,406,217	$22,500
OID withheld from funding of loans held for investment	3,580,148	1,365,731
Dividends declared and not yet paid	12,042,255	9,905,390
Common stock issued in exchange for notes receivable from stockholders	62,593,932	-
Transfer of loans held for investment to loans held for sale	27,341,428	-
Non-cash exchange of loans with related party (Note 8)	27,110,506	-
Fair value of collateral received for loan held for investment upon foreclosure (Note 8)	4,096,472	-
Paid-in-kind interest notes receivable from stockholder (Note 10)	288,361	-

Supplemental information:
Interest paid during the period	6,801,905	6,453,642

The accompanying notes are an integral part of these consolidated financial statements.

CHICAGO ATLANTIC REAL ESTATE FINANCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. ORGANIZATION AND DESCRIPTION OF BUSINESS

Chicago Atlantic Real Estate Finance, Inc., and its wholly owned consolidated subsidiary, Chicago Atlantic Lincoln, LLC (“CAL”) (collectively the “Company”, “we”, or “our”), is a commercial real estate finance company that was incorporated in the state of Maryland on March 30, 2021 and completed its initial public offering (the "IPO") in December 2021.

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

The Company is externally managed by Chicago Atlantic REIT Manager, LLC (the “Manager”), a Delaware limited liability company, pursuant to the terms of the management agreement dated May 1, 2021, and amended in October 2021, by and between the Company and the Manager (the "Management Agreement"). After the initial three-year term, the Management Agreement is automatically renewed for one-year periods unless the Company or the Manager elects not to renew in accordance with the terms of the Management Agreement. Following the initial term, the Management Agreement was most recently automatically renewed on April 30, 2026. The Manager conducts substantially all of the Company’s operations and provides asset management services for its real estate investments. For its services, the Manager is entitled to management fees and incentive compensation, both defined in, and in accordance with, the terms of the Management Agreement (Note 8). All of the Company’s investment decisions are made by the investment committee of the Manager, subject to oversight by the Company’s board of directors (the “Board”). The Manager is wholly-owned by Chicago Atlantic Group, LP (the “Sponsor”).

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements and related notes of the Company have been prepared on the accrual basis of accounting and in conformity with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Our consolidated financial statements present the financial position, results of operations, and cash flows of the Company, and its wholly owned consolidated subsidiary, CAL. All intercompany accounts and transactions have been eliminated in consolidation. Accordingly, these financial statements may not contain all disclosures required by GAAP. Reference should be made to Note 2 of the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. In the opinion of the Company, all normal recurring adjustments have been made that are necessary to the fair statement of the results of operations and financial position as of and for the periods presented. Operating results for the three and nine month periods ended September 30, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026.

Use of Estimates in the Preparation of Consolidated Financial Statements

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Actual results could differ from those estimates. Significant estimates include the provision for current expected credit losses.

Common Stock Issued in Exchange for Notes Receivable from Stockholders

On July 9, 2026, the Company issued shares of its common stock in exchange for 32 second lien promissory notes issued by affiliates of Koach Capital, LLC (the “Koach Notes”), as described in Note 10. In accordance with ASC Subtopic 505-10, Equity – Overall and SEC Staff Accounting Bulletin Topic 4.E, Receivables from Sale of Stock, notes or other receivables received in exchange for the issuance of an entity’s capital stock are presented as a deduction from stockholders’ equity rather than as an asset, unless the receivable is collected in cash prior to the issuance of the financial statements. Accordingly, the Koach Notes are presented as a separate caption within stockholders’ equity, “Notes receivable from stockholders” on the consolidated balance sheets and are not included in loans held for investment nor within total assets. The shares issued were recorded at the issuance price of $14.53 per share, with the par value credited to common stock and the excess credited to additional paid-in capital, offset by an equal deduction from stockholders’ equity for the Koach Notes. The issuance therefore increased the number of shares of common stock outstanding but had no net effect on total stockholders’ equity.

Because the Koach Notes were issued in exchange for the Company's common stock, any amounts earned on the Koach Notes are accounted for as capital transactions. Accordingly, interest (including paid-in-kind interest), exit fees and other amounts earned under the Koach Notes are not recognized as interest income in the consolidated statements of income. Cash interest and fees are credited to notes receivable from stockholders when received. Paid-in-kind interest, which is added to the principal balance of the Koach Notes, increases the deduction from stockholders’ equity with an equal credit to additional paid-in capital and therefore has no net effect on total stockholders’ equity until collected in cash. Principal collections reduce the deduction from stockholders’ equity. All cash received in respect of the Koach Notes is presented within financing activities in the consolidated statements of cash flows as collections of notes receivable from stockholders, and the issuance of common stock in exchange for the Koach Notes is disclosed as a non-cash financing activity.

Because the Koach Notes are not recognized as financial assets, they are not within the scope of the Company’s current expected credit loss methodology under ASC Topic 326, Financial Instruments – Credit Losses, and no CECL reserve is recorded with respect to them. The Company monitors the performance of the Koach Notes and the underlying collateral; any amounts ultimately determined to be uncollectible would reduce both the outstanding balance of the Koach Notes and additional paid-in-capital and would not be recognized as a charge to net income. The shares issued in exchange for the Koach Notes are legally issued and outstanding, are entitled to dividends on the same basis as all other shares of common stock, and are included in the weighted average shares outstanding used to compute basic and diluted earnings per share from the date of issuance (Note 11).

Although presented as a deduction from stockholders’ equity for financial reporting purposes, the Koach Notes are legally enforceable obligations of the issuers secured by real property and, for U.S. federal income tax purposes, are treated as real estate assets of the Company that generate taxable income includable in the Company’s REIT taxable income. As a result, the Company’s REIT taxable income is expected to exceed its net income computed in accordance with GAAP (Note 12).

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation. Specifically, interest payable, which was previously included within accounts payable and other liabilities during the comparative interim periods, is presented as a separate line item on the Consolidated Balance Sheets. Additionally, dividends declared on restricted stock awards, which were previously included in dividends declared on common shares, were reclassified and presented as an individual line item on the Consolidated Statements of Equity.

The reclassifications were made to improve transparency regarding the Company’s accrued interest obligations and dividends paid on vested restricted stock awards. The reclassifications had no impact on total assets, total liabilities, stockholders’ equity, net income, or cash flows for the periods presented.

Recent Accounting Pronouncements

In November 2024, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures ("ASU 2024-03"), which requires disaggregated disclosures of certain costs and expenses, including purchases of inventory, employee compensation, depreciation, amortization and depletion, within relevant income statement captions. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim periods beginning after December 15, 2027. Early adoption and retrospective application are permitted. The Company is currently evaluating the impact of this guidance on the Company's future consolidated financial statements.

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

3. LOANS HELD FOR INVESTMENT, NET

The Company primarily originates senior secured loans that it has the intent and ability to hold until maturity or payoff. Such loans are classified as held for investment and are reported on the consolidated balance sheets at amortized cost. Our loans bear interest rates that are either fixed or determined periodically on the basis of U.S. Prime Rate (“Prime”) or Secured Overnight Financing Rate (“SOFR”) plus a premium. Loans which bear interest on either Prime or SOFR are collectively referred to as "Floating-rate loans". The following tables present summarized information regarding our loans held for investment by interest rate type as of September 30, 2026 and December 31, 2025:

	As of September 30, 2026
	Total Principal	Original Issue Discount	Carrying Value	Percentage of loans held for investment
Fixed-rate loans	$168,806,392	$(444,696)	$168,361,696	39.5%
Floating-rate loans	258,804,933	(3,566,940)	255,237,993	60.5%
Total	$427,611,325	$(4,011,636)	$423,599,689	100.0%

	As of December 31, 2025
	Total Principal	Original Issue Discount	Carrying Value	Percentage of loans held for investment
Fixed-rate loans	$154,680,286	$(803,019)	$153,877,267	37.6%
Floating-rate loans	256,394,802	(1,316,502)	255,078,300	62.4%
Total	$411,075,088	$(2,119,521)	$408,955,567	100.0%

The following tables summarize the Company’s aggregate portfolio of loans held for investment, net of current expected credit loss reserve as of September 30, 2026 and December 31, 2025:

	As of September 30, 2026
	Outstanding Principal	Original Issue Discount	Carrying Value	Weighted Average Remaining Life (Years) (1)
Loans held for investment	$427,611,325	$(4,011,636)	$423,599,689	2.1
Current expected credit loss reserve	-	-	(12,281,248)
Total loans held at carrying value, net	$427,611,325	$(4,011,636)	$411,318,441

	As of December 31, 2025
	Outstanding Principal	Original Issue Discount	Carrying Value	Weighted Average Remaining Life (Years) (1)
Loans held for investment	$411,075,088	$(2,119,521)	$408,955,567	2.2
Current expected credit loss reserve	-	-	(5,062,785)
Total loans held at carrying value, net	$411,075,088	$(2,119,521)	$403,892,782

(1)
Weighted average remaining life is calculated based on the carrying value of the loans as of September 30, 2026 and December 31, 2025, respectively.

The following tables present changes in loans held for investment at carrying value as of and for the nine months ended September 30, 2026 and 2025.

	Principal	Original Issue Discount	Current Expected Credit Loss Reserve	Carrying Value
Balance at December 31, 2025	$411,075,088	$(2,119,521)	$(5,062,785)	$403,892,782
Purchase of investments	87,303,423	(3,580,148)	-	83,723,275
Principal repayment of loans	(76,557,919)	-	-	(76,557,919)
Accretion of original issue discount	-	1,688,033	-	1,688,033
Capitalized PIK Interest	6,021,655	-	-	6,021,655
Sale of loans	(230,922)	-	-	(230,922)
Increase in provision for current expected credit losses	-	-	(7,218,463)	(7,218,463)
Balance at September 30, 2026	$427,611,325	$(4,011,636)	$(12,281,248)	$411,318,441

	Principal	Original Issue Discount	Current Expected Credit Loss Reserve	Carrying Value
Balance at December 31, 2024	$404,721,554	$(2,244,508)	$(4,346,869)	$398,130,177
Purchase of investments	60,370,807	(1,365,731)	-	59,005,076
Principal repayment of loans	(69,516,982)	-	-	(69,516,982)
Accretion of original issue discount	-	1,712,969	-	1,712,969
Capitalized PIK Interest	4,373,113	-	-	4,373,113
Increase in provision for current expected credit losses	-	-	(644,119)	(644,119)
Balance at September 30, 2025	$399,948,492	$(1,897,270)	$(4,990,988)	$393,060,234

A more detailed listing of the Company’s loans held at carrying value based on information available as of September 30, 2026, is as follows:

		Initial Funding	Maturity	Principal	Original Issue Premium/	Carrying	Percent of Loans held for	Future		Periodic	YTM
Loan	Location(s)	Date (1)	Date (2)	Balance	(Discount)	Value	investment	Fundings	Interest Rate (3)	Payment (4)	IRR (5)
2c	Michigan	8/17/2026	8/17/2028	$4,096,472	$-	$4,096,472	1.0%	$-	0% Cash, 9.5% PIK (15)	I/O	10.1%
4	Arizona	6/1/2024	6/17/2026	6,626,809	-	6,626,809	1.5%	-	11.91% Cash (13)	I/O	17.0%
7	Illinois, Arizona	6/30/2025	6/30/2028	35,046,747	(303,911)	34,742,836	8.2%	-	P+5.75% Cash (9)	P&I	15.0%
8	West Virginia	8/30/2024	12/31/2026	8,491,943	-	8,491,943	2.0%	-	13% Cash	I/O	14.4%
9a	Pennsylvania	3/31/2025	3/31/2028	14,576,987	(41,235)	14,535,752	3.4%	-	9% Cash (12)	I/O	9.7%
9b	Pennsylvania	3/31/2025	3/31/2028	14,550,000	(39,719)	14,510,281	3.4%	-	9% Cash (12)	I/O	9.7%
12	Various	11/8/2021	10/31/2027	14,765,444	(70,961)	14,694,483	3.5%	-	P+7% Cash, 2% PIK (10)	P&I	20.0%
18	Ohio	2/3/2022	12/31/2026	48,553,935	-	48,553,935	11.4%	-	P+1.75% Cash, 5% PIK (9)(12)	P&I	17.9%
19	Florida	3/11/2022	12/31/2027	20,479,074	(21,519)	20,457,555	4.8%	-	11% Cash, 5% PIK	P&I	17.5%
21	Illinois	7/1/2022	7/31/2028	8,110,877	(154,197)	7,956,680	1.9%	-	P+7% Cash (9)	P&I	21.0%
23	Arizona	3/27/2023	3/31/2027	1,200,000	(5,726)	1,194,274	0.3%	-	P+7.5% Cash (11)	P&I	18.6%
25	New York	7/1/2023	6/29/2036	19,799,506	-	19,799,506	4.6%	-	15% Cash	P&I	16.6%
31	California, Illinois	5/3/2023	9/30/2028	10,782,841	(142,644)	10,640,197	2.5%	-	P+8.75% Cash (10)	P&I	18.7%
34	Arizona	6/17/2024	3/31/2027	9,900,765	-	9,900,765	2.3%	-	11.91% Cash (13)	I/O	12.8%
35	California	8/23/2024	9/30/2028	22,373,082	(145,052)	22,228,030	5.2%	-	12% Cash, 3% PIK	P&I	16.6%
36	Illinois	10/28/2024	1/1/2027	28,763,654	(14,676)	28,748,978	6.7%	-	0% Cash, 13.75% PIK (14)	P&I	13.4%
40	Various	3/28/2025	7/28/2028	904,178	(28,546)	875,632	0.2%	-	SOFR +10.25% Cash (6)	P&I	20.5%
41	Ohio	3/1/2025	3/13/2027	271,429	(1,839)	269,590	0.1%	-	14.5% Cash	P&I	16.1%
42	Various	9/30/2025	2/28/2029	53,333,333	(233,107)	53,100,226	12.5%		SOFR +6.88% Cash (6)	P&I	11.7%
43	Missouri	8/20/2025	8/20/2028	11,788,525	(124,764)	11,663,761	2.8%	-	P+5.75% Cash (10)	P&I	15.5%
44	Missouri	12/31/2025	12/31/2028	4,414,048	(86,074)	4,327,974	1.0%	-	SOFR+10.24% Cash (7)	P&I	16.2%
45	Canada	1/8/2026	1/31/2031	16,211,500	(2,174,164)	14,037,336	3.8%	-	SOFR+6.25% Cash	I/O	18.9%
46a	Various	11/26/2024	11/24/2028	17,093,946	(180,656)	16,913,290	4.0%	-	12% Cash, 1% PIK	P&I	12.1%
46b	Various	3/17/2026	12/31/2026	1,782,725	-	1,782,725	0.4%	-	0% Cash, 13% PIK	I/O	14.0%
47	Nevada	4/23/2026	4/23/2029	2,010,940	-	2,010,940	0.5%		P+6% Cash, 1.5% PIK (8)	P&I	15.9%
48	Pennsylvania	4/8/2026	4/8/2030	14,001,234	-	14,001,234	3.3%	-	P+4.5% Cash, 4% PIK (9)(12)	P&I	16.8%
49	California	7/7/2025	7/31/2029	7,259,083	(129,860)	7,129,223	1.7%	-	P+6.5% Cash (9)	P&I	16.1%
50	Michigan, Maryland	1/27/2026	1/27/2029	12,922,248	(112,986)	12,809,262	3.0%	-	P+3% Cash (8) (12)	P&I	11.9%
52	California	7/14/2026	7/14/2029	4,000,000	-	4,000,000	0.9%	-	SOFR+7.35% Cash	P&I	11.8%
53	California	9/4/2026	9/4/2030	13,500,000	-	13,500,000	3.2%	-	SOFR+10.88% Cash	P&I	15.5%
			Subtotal	$427,611,325	$(4,011,636)	$423,599,689	100%	$-			15.1%

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
(3)
"P" = prime rate; "SOFR" = Secured Overnight Financing Rate. "P" and "SOFR" represent floating rate loans that pay interest at the designated benchmark rate plus an applicable spread; "SOFR" loans are typically indexed to 30-day, 90-day or 180-day rates (1 month, 3 month, or 6 month, respectively); "PIK" = paid-in-kind interest.
(4)
P&I = principal and interest. I/O = interest only. P&I loans may include interest only periods for a portion of the loan term. The frequency of loan payments may be monthly or quarterly as required by the respective credit agreement governing such loan.
(5)
Estimated YTM, calculated on a weighted average principal basis, includes a variety of fees and features that affect the total yield, which may include, but are not limited to, OID, exit fees, prepayment fees, unused fees and contingent features. OID is recognized as a discount to the funded loan principal and is accreted to income over the term of the loan. The estimated YTM calculations require management to make estimates and assumptions, including, but not limited to, the timing and amounts of loan draws on delayed draw loans, the timing and collectability of exit fees, the probability and timing of prepayments and the probability of contingent features occurring. For example, certain credit agreements contain provisions pursuant to which certain PIK interest rates and fees earned by us under such credit agreements will decrease upon the satisfaction of certain specified criteria which we believe may improve the risk profile of the applicable borrower. To be conservative, we have not assumed any prepayment penalties or early payoffs in our estimated YTM calculation. Estimated YTM is based on current management estimates and assumptions, which may change. Actual results could differ from those estimates and assumptions.
(6)
This Loan is subject to a SOFR floor of 4.00%.
(7)
This Loan is subject to a SOFR floor of 3.72%.
(8)
This Loan is subject to a prime rate floor of 6.75%.
(9)
This Loan is subject to a prime rate floor of 7.00%.
(10)
This Loan is subject to a prime rate floor of 7.50%.
(11)
This Loan is subject to a prime rate floor of 8.00%.
(12)
The borrower of this subject Loan is considered by management to be a related party. Refer to Note 8 for additional information.
(13)
Loan #4 and Loan #34 were placed on non-accrual on December 1, 2025 and all accrued interest through such date was reversed. These loans remain on non-accrual as of September 30, 2026 and the interest receivable balance relating to these loans was $0.
(14)
In April 2026, Loan #36 was amended to pay an interest rate of 0% cash and 13.75% PIK. Following the amendment, the $29.0 million aggregate commitment is fully funded, and the Company has no unfunded commitment under this facility.
(15)
This loan was previously Loan #2b and was restructured during the three months ended September 30, 2026. Refer to Note 8 for additional information.

The following tables present aging analyses of past due loans by amortized cost, excluding the CECL reserve, as of September 30, 2026 and December 31, 2025.

	As of September 30, 2026
	Current Loans (1)	31-60 Days Past Due	61-90 Days Past Due	90+ Days Past Due	Total Past Due	Total Loans	Non- Accrual
Loans held for investment	$416,972,880	$-	$-	$6,626,809	$6,626,809	$423,599,689	$16,527,574
Total	$416,972,880	$-	$-	$6,626,809	$6,626,809	$423,599,689	$16,527,574

	As of December 31, 2025
	Current Loans (1)	31-60 Days Past Due	61-90 Days Past Due	90+ Days Past Due	Total Past Due	Total Loans	Non- Accrual
Loans held for investment	$408,955,567	$-	$-	$-	$-	$408,955,567	$48,801,351
Total	$408,955,567	$-	$-	$-	$-	$408,955,567	$48,801,351

(1)
Loans 1-30 days past due are included in the current loans.

Non-Accrual Loans

As of September 30, 2026 and December 31, 2025, there were two and four loans placed on non-accrual status, respectively, with a total amortized cost of $16.5 million and $48.8 million, respectively. No interest income was recognized on loans on non-accrual status during the three and nine months ended September 30, 2026 or the year ended December 31, 2025. As of September 30, 2026, there are no loans on non-accrual with no related allowance.

As more fully described in Note 8, Loan #9 was placed on non-accrual status as of May 1, 2023 and has a carrying value of approximately $29.0 million as of both September 30, 2026 and December 31, 2025. Loan #9 carried a reserve for current expected credit losses of approximately $0.2 million and $0.5 million as of September 30, 2026 and as of December 31, 2025, respectively. In December 2025, the Company collected all past due unpaid interest and the borrower was current on all principal and interest payments. Management restored Loan #9 to accrual status as of March 31, 2026 as the borrower demonstrated sustained ability to meet debt service obligations for a minimum of 60 days.

Loan #6 was placed on non-accrual status as of May 9, 2025 and had an outstanding principal balance and carrying value of approximately $3.2 million as of December 31, 2025. A Default Notice was sent to the borrower on May 9, 2025 specifying certain events of default such as outstanding tax liens and recent non-payment of interest and principal. The outstanding principal balance of Loan #6 was repaid on April 6, 2026.

Loan #4 and Loan #34 were placed on non-accrual status as of December 1, 2025 following periods of non-collection of interest since August 1, 2025. The loan and security agreements governing these loans include cross-default and cross-collateral provisions. During the quarter ended June 30, 2026, the Company collected a payment of approximately $0.1 million related to Loan #34 which was applied to the principal balance given the collection of contractual interest cannot yet be reasonably assured. Loan #4 and Loan #34 had an aggregate outstanding principal balance and carrying value of approximately $16.5 million and $16.6 million as of September 30, 2026 and December 31, 2025, respectively. At the time these loans were placed on non-accrual status, $0.9 million of interest receivable was reversed, and interest receivable as of September 30, 2026 and December 31, 2025 was $0.

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

The risk ratings are primarily determined based on current and historical performance metrics specific to each portfolio company, as well as consideration of future economic conditions and each borrower’s estimated ability to meet debt service requirements. The risk ratings shown in the following table as of September 30, 2026 and December 31, 2025 consider borrower specific credit history and performance and reflect a quarterly re-evaluation of overall current macroeconomic conditions affecting the Company’s borrowers, specifically those designated as held for investment.

As of September 30, 2026 and December 31, 2025, the carrying value, excluding the current expected credit loss reserve (the “CECL Reserve”), of the Company’s loans within each risk rating category by year of origination is as follows:

	As of September 30, 2026 (1)
Risk Rating	2026	2025	2024	2023	2022 and prior	Total
1	$-	$-	$-	$-	$-	$-
2	16,012,174	61,105,081	22,228,030	10,640,197	76,968,170	186,953,652
3	50,225,795	79,780,604	25,405,233	20,993,780	14,694,483	191,099,895
4	-	269,590	38,649,743	-	-	38,919,333
5	-	-	6,626,809	-	-	6,626,809
Total	$66,237,969	$141,155,275	$92,909,815	$31,633,977	$91,662,653	$423,599,689

	As of December 31, 2025 (1)
Risk Rating	2025	2024	2023	2022	2021	Total
1	$-	$-	$17,200,000	$-	$-	$17,200,000
2	56,825,751	26,726,735	43,676,371	43,542,664	-	170,771,521
3	104,831,283	52,297,509	1,363,484	-	42,709,369	201,201,645
4	-	16,626,809	-	-	3,155,592	19,782,401
5	-	-	-	-	-	-
Total	$161,657,034	$95,651,053	$62,239,855	$43,542,664	$45,864,961	$408,955,567

(1)
Amounts are presented by loan origination year with subsequent advances on delayed draw facilities shown in the initial year of origination.

Real estate collateral coverage is also a significant credit quality indicator, and real estate collateral coverage, excluding the CECL Reserve, was as follows as of September 30, 2026 and December 31, 2025:

As of September 30, 2026 (1)
	< 1.0x	1.0x – 1.25x	1.25x – 1.5x	1.50x – 1.75x	1.75x – 2.0x	> 2.0x	Total
Fixed-rate	$90,697,222	$45,276,552	$-	$28,291,449	$-	$4,096,472	$168,361,695
Floating-rate	165,323,548	12,809,263	61,056,907	-	-	16,048,276	255,237,994
	$256,020,770	$58,085,815	$61,056,907	$28,291,449	$-	$20,144,748	$423,599,689

As of December 31, 2025 (1)
	< 1.0x	1.0x – 1.25x	1.25x – 1.5x	1.50x – 1.75x	1.75x – 2.0x	> 2.0x	Total
Fixed-rate	$79,144,978	$24,714,544	$41,525,802	$8,491,943	$-	$-	$153,877,267
Floating-rate	118,379,752	6,547,194	35,683,291	27,087,360	-	67,380,703	255,078,300
	$197,524,730	$31,261,738	$77,209,093	$35,579,303	$-	$67,380,703	$408,955,567

(1)
Real estate collateral coverage is calculated based upon most recent third-party appraised values. The Company generally obtains new appraisals of all material real estate collateral at least once annually.

As of September 30, 2026, the weighted average real estate collateral coverage of our loans held for investment was 0.95x, down from 1.20x as of December 31, 2025. Loans with coverage of 1.0x or greater fell to 40% as of September 30, 2026 from 52% as of December 31, 2025. The decrease was primarily due to the factors below:

•
repayment in full of three loans with aggregate principal of $47.5 million, each with coverage above 2.0x;
•
increased advances under Loan #42, which grew from $20.0 million to $53.3 million which reduced its coverage from 2.66x to 1.26x;
•
lower real estate collateral values for certain existing borrowers resulting from updated annual appraisals;
•
approximately $26.6 million of new originations that were secured by collateral other than real estate or had coverage below 1.0x.

These decreases were partly offset by $35.2 million of new originations with coverage of 1.0x or greater and by higher collateral values on certain existing loans.

Geographic concentration of our loans held for investment is also a significant credit quality indicator. As of September 30, 2026 and December 31, 2025, our borrowers have operations in the jurisdictions in the table below:

As of September 30, 2026			As of December 31, 2025
Jurisdiction	Outstanding Principal (1)	Percentage of Loans Held for Investment	Jurisdiction	Outstanding Principal (1)	Percentage of Loans Held for Investment
Illinois	$73,933,474	18%	Illinois	$76,736,737	19%
Ohio	66,720,971	16%	Ohio	65,865,842	16%
Florida	60,463,435	15%	Florida	56,317,033	14%
California	57,915,005	14%	Pennsylvania	46,114,129	11%
Pennsylvania	46,427,582	11%	Michigan	31,237,041	8%
Arizona	36,222,179	9%	California	27,316,846	7%
New York	19,799,506	5%	Arizona	26,326,748	6%
Canada	16,211,500	4%	Missouri	26,139,970	6%
Missouri	14,329,311	3%	New York	22,068,401	5%
Michigan	14,129,069	3%	Nebraska	17,200,000	4%

West Virginia	8,491,943	2%	West Virginia	8,491,943	2%
Massachusetts	4,933,486	1%	Other (2)	2,360,539	1%
Nevada	2,730,031	1%	Texas	2,335,787	1%
Other (2)	2,414,924	1%	Maryland	1,312,711	*%
Texas	2,290,282	1%	Massachusetts	731,146	*%
Oregon	453,329	*%	Nevada	225,199	*%
Minnesota	145,298	*%	Oregon	193,286	*%
Maryland	-	*%	Minnesota	101,730	*%
Nebraska	-	*%	Canada	-	*%
Total	$427,611,325	100%	Total	$411,075,088	100%

* Represents less than 1%

(1)
The principal balance of the loans not secured by real estate collateral is included in the jurisdiction representing the borrower's principal place of business.
(2)
Represents Connecticut, Washington, and New Jersey.

CECL Reserve

The Company records an allowance for current expected credit losses for its loans held for investment. The allowances are deducted from the gross carrying amount of the assets to present the net carrying value of the amounts expected to be collected on such assets. The Company estimates its CECL Reserve using, among other inputs, third-party valuations and a third-party probability-weighted model that considers the likelihood of default and expected loss given default for each individual loan based on the risk profile for approximately three years, after which we immediately revert to use of historical loss data.

ASC 326 requires an entity to consider historical loss experience, current conditions, and a reasonable and supportable forecast of the macroeconomic environment. The Company considers multiple datapoints and methodologies that may include likelihood of default and expected loss given default for each individual loan, valuations derived from discounted cash flows (“DCF”), and other inputs including the risk rating of the loan, how recently the loan was originated compared to the measurement date, and expected prepayment, if applicable. The measurement of expected credit losses under CECL is applicable to financial assets measured at amortized cost, and off-balance sheet credit exposures such as unfunded loan commitments.

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

Estimating the CECL Reserve also requires significant judgment with respect to various factors, including (i) the appropriate historical loan loss reference data, (ii) the expected timing of loan repayments, (iii) calibration of the likelihood of default to reflect the risk characteristics of the Company’s loan portfolio, and (iv) the Company’s current and future view of the macroeconomic environment including benchmark interest rate fluctuations. The Company also considers loan-specific qualitative factors which may include, among other factors; (i) whether cash from the borrower’s operations is sufficient to cover the debt service requirements currently and into the future, (ii) the ability of the borrower to refinance the loan, and (iii) the liquidation value of collateral. For loans where we have deemed the borrower/sponsor to be experiencing financial difficulty, we may elect to apply a practical expedient, in which the fair value of the underlying collateral is compared to the amortized cost of the loan in determining a CECL Reserve.

To estimate the historical loan losses relevant to the Company’s portfolio, the Company evaluates its historical loan performance, which includes zero realized loan losses since the inception of its operations. Additionally, the Company analyzed its repayment history, noting it has limited operating history, since its incorporation on March 30, 2021. However, the Company’s Sponsor and its affiliates have had operations for the past nine fiscal years and have made investments in similar loans that have similar characteristics including interest rate, collateral coverage, guarantees, and prepayment/make whole provisions, which fall into the pools identified above, and may be considered by management in determining the extent to which a CECL Reserve shall be recorded.

In addition, the Company reviews each loan on a quarterly basis and evaluates the borrower’s ability to pay the monthly interest and principal, if required, as well as the loan-to-value (LTV) ratio. When evaluating qualitative factors that may indicate the need for a CECL Reserve, the Company forecasts losses considering a variety of factors. In considering the potential current expected credit loss, the Manager primarily considers significant inputs to the Company’s forecasting methods, which include (i) key loan-specific inputs such as the value of the real estate collateral, liens on equity (including the equity in the entity that holds the state-issued license to cultivate, process, distribute, or retail cannabis), presence of personal or corporate guarantees, among other credit enhancements, LTV ratio, rate type (fixed or floating) and IRR, loan-term, geographic location, and expected timing and amount of future loan fundings, (ii) performance against the underwritten business plan and the Company’s internal loan risk rating, and (iii) a macro-economic forecast. Estimating the enterprise value of our borrowers in order to calculate LTV ratios is often a significant estimate. The Manager utilizes a third-party valuation appraiser to assist with the Company’s valuation process primarily using comparable transactions to estimate enterprise value of its portfolio companies and supplement such analysis with a multiple-based approach to enterprise value to revenue multiples of publicly-traded comparable companies obtained from S&P Capital IQ as of September 30, 2026, to which the Manager may apply a private company discount based on the Company’s current borrower profile.

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

All of the above assumptions, although made with the best available information at the time of the estimate, are subjective and actual activity may not follow the estimated schedule. These assumptions impact the future balances that the loss rate will be applied to and as such impact the Company’s CECL Reserve. As the Company acquires new loans and the Manager monitors loan and borrower performance, these estimates will be revised each period.

During the period ended September 30, 2026, the Company's CECL Reserve increased by approximately $7.2 million compared to December 31, 2025. On a relative size basis, the CECL reserve represented 2.87% and 1.23% of principal on our loans held for investment as of September 30, 2026 and December 31, 2025, respectively. The period over period increase in the CECL reserve results from a combination of changes in portfolio composition driven by new originations and repayments, as well as portfolio company specific events and credit quality changes that impacted expected loss estimates. The key drivers of the change in the CECL reserve during the comparative period are outlined below:

•
During the nine months ended September 30, 2026, the Company recorded reserves on new originations of approximately $3.0 million, which were offset by $0.4 million of reserves which existed at December 31, 2025 and were reversed as a result of full loan repayments. The net effect of new originations and full repayments on the CECL reserve was approximately a $2.6 million increase.
•
The CECL reserve relating to loans with a risk rating of "2" and "3" was $5.8 million or 1.5% of outstanding principal of such loans, as of September 30, 2026 and $2.9 million or 0.8% of outstanding principal of such loans, as of December 31, 2025. Management notes that loans risk rated "2" and "3" are generally deemed to be performing loans and generally carry similar CECL reserves. The increase was primarily driven by new originations during the period, which carried CECL reserves of approximately $3.0 million as of September 30, 2026.
•
The CECL reserve for loans included in risk rating "4" was $5.2 million or 13.5% of outstanding principal of such loans, as of September 30, 2026 and $2.2 million or 11.3% of outstanding principal of such loans, as of December 31, 2025. The increase during the period primarily relates to Loan #36, which has a CECL reserve of $3.4 million as of September 30, 2026. Loans that are risk rated "4" are high risk for potential loss and require regular monitoring. One loan was included in risk rating "5", Loan #4, which is on non-accrual.
•
Loans remaining on non-accrual, specifically Loan #4 and Loan #34, resulted in a $1.1 million increase to the CECL reserve compared to December 31, 2025. This was primarily due to LTV increasing to 92.9% as of September 30, 2026 from 69.6% as of December 31, 2025 and deteriorating fixed charge coverage ratio ("FCCR"). When the loans were placed on non-accrual status in December 2025, an aggregate of $0.9 million of accrued interest receivable was reversed. The non-performing nature of these loans as of September 30, 2026 is a key input to the Company's CECL analysis.
•
The CECL reserve relating to Loan #36 increased $3.2 million during the nine months ended September 30, 2026. LTV increased to 126.1% as of September 30, 2026 from 65.3% as of December 31, 2025, primarily due to a decrease in the borrower’s enterprise value during the nine months ended September 30, 2026. Payments were delayed during the three months ended March 31, 2026, which resulted in deterioration in debt service coverage ratios. The Company collected all past due interest in early April 2026. In April 2026, Loan #36 was amended to 0% cash and 13.75% PIK. Management kept Loan #36 on accrual status as of September 30, 2026.

Activity related to the CECL Reserve for outstanding balances and unfunded commitments on the Company’s loans held at carrying value and loans receivable at carrying value as of and for the nine months ended September 30, 2026 and 2025 is presented in the table below.

	Funded	Unfunded	Total
Balance at December 31, 2025	$5,062,785	$60,707	$5,123,492
Provision for current expected credit losses	7,218,463	(60,707)	7,157,756
Balance at September 30, 2026	$12,281,248	$-	$12,281,248

	Funded	Unfunded	Total
Balance at December 31, 2024	$4,346,869	$45,572	$4,392,441
Provision (benefit) for current expected credit losses	644,119	(12,886)	631,233
Balance at September 30, 2025	$4,990,988	$32,686	$5,023,674

The Company has made an accounting policy election to exclude accrued interest receivable from the amortized cost basis of the related loans held for investment in determining the CECL Reserve, as any uncollectible accrued interest receivable is written off in a timely manner. To date, the Company has had zero write-offs related to uncollectible interest receivable, but will discontinue accrual of interest on loans if deemed to be uncollectible, with any previously accrued uncollected interest on the loan charged to interest income in the same period. For the loan placed on non-accrual, the Company ceased accruing interest on the first date of delinquency, based on expectation of its ability to collect all amounts then due from the borrower. As a result, there was no accrued interest to write off when the loan was placed on non-accrual status.

The following table summarizes the Company's loans held for investment as of September 30, 2026, for which repayment is expected to be provided substantially through the operation or sale of collateral, which primarily includes real estate, equipment, and intellectual property:

	As of September 30, 2026
Asset Type	Principal	Amortized Cost	CECL	Carrying Value, Net
Loans held for investment	$45,291,228	$45,276,552	$(6,513,943)	$38,762,609
Total	$45,291,228	$45,276,552	$(6,513,943)	$38,762,609

The determination of CECL reserves for collateral dependent financial assets approximates the fair value of collateral less estimated selling costs as of September 30, 2026.

4. LOANS, AT FAIR VALUE

The following table summarizes the Company's loan held at fair value as of September 30, 2026:

Loan	Location(s)	Maturity Date	Principal Balance	Amortized Cost	Fair Value	Interest Rate	Periodic Payment
51	New York	5/22/2028	$41,000,000	$40,664,036	$40,795,000	P+5.25%	I/O

		Total	$41,000,000	$40,664,036	$40,795,000

During the nine months ended September 30, 2026, the Company, through its wholly-owned subsidiary, Chicago Atlantic Lincoln, LLC, originated a $41.0 million second-lien secured term loan to a related party, which is included within Loans, at fair value - related party on the consolidated balance sheet. Further, all interest collected on this loan is included within interest income on the income statement.

The Loan bears interest at the Prime Rate plus 5.25% per annum, subject to a Prime Rate floor of 6.75%, resulting in an all-in interest rate of 12.25% as of September 30, 2026. The aggregate commitment under this loan was approximately $41.0 million. The loan is current on all interest and principal payments due.

The Loan is secured by a second-priority mortgage and a second-priority lien on all personal property, fixtures, leases, and rents of the borrower. The Company elected the fair value option for this asset due to other indebtedness of the borrower that is senior to our loan and the potential sale of the asset which was contemplated at the time of underwriting. Both of these factors contributed to management's decision to record the loan under the fair value option. During the nine months ended September 30, 2026, the Company recognized a $131 thousand unrealized gain. See Note 13 for additional information on fair value measurement.

5. INTEREST RECEIVABLE

As of September 30, 2026 and December 31, 2025, the Company had interest receivable of approximately $4.7 million and $4.0 million, respectively.

The following tables categorize the aging of interest receivable on past due loans (including non-accrual loans) by class as of September 30, 2026 and December 31, 2025, respectively:

	As of September 30, 2026
	Current Loans	31-60 Days Past Due	61-90 Days Past Due	90+ Days Past Due (and accruing)	Total Past Due	Total Loans	Non- Accrual
Interest receivable	$4,673,984	$-	$-	$-	$-	$4,673,984	$-
Total	$4,673,984	$-	$-	$-	$-	$4,673,984	$-

	As of December 31, 2025
	Current Loans	31-60 Days Past Due	61-90 Days Past Due	90+ Days Past Due (and accruing)	Total Past Due	Total Loans	Non- Accrual
Interest receivable	$4,009,800	$—	$-	$-	$—	$4,009,800	$-
Total	$4,009,800	$—	$-	$-	$—	$4,009,800	$-

6. INTEREST RESERVE

The following table presents changes in interest reserves as of September 30, 2026 and December 31, 2025, respectively:

	September 30, 2026	December 31, 2025
Beginning reserve	$12,686	$1,297,878
New reserves	4,406,217	176,760
Reserves disbursed	(1,833,955)	(1,461,952)
Ending reserve	$2,584,948	$12,686

7. DEBT

Revolving Loan

In May 2021, in connection with the Company's acquisition of its wholly-owned financing subsidiary, CAL, the Company was assigned a secured revolving credit facility (the "Revolving Loan"). As of December 31, 2024, the Revolving Loan was governed by the Sixth Amended and Restated Loan and Security Agreement (the "Sixth Amendment and Restatement"), had an aggregate commitment of $110.0 million, which may be increased to $150.0 million pursuant to its accordion feature, and had a maturity date of June 30, 2026. The Revolving Loan bore interest, payable in cash in arrears, at a per annum rate equal to the greater of (1) the Prime Rate plus the applicable margin and (2) 3.25%. The applicable margin is derived from a floating rate grid based upon the ratio of debt to book equity of CAL and increases from 0% at a ratio of 0.25 to 1 to 1.25% at a ratio of 1.5 to 1. The base interest rate in effect as of September 30, 2026 is 7.00%.

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

On September 18, 2026, CAL entered into the Second Amendment to the Sixth Amended and Restated Loan and Security Agreement (the "September 2026 Amendment"). The September 2026 Amendment increased the current loan commitment from $110.0 million to $117.5 million as permissible under the existing accordion feature. No other material terms were modified as a result of the execution of the September 2026 Amendment.

As of September 30, 2026, the Revolving Loan has aggregate commitments of $117.5 million, which may be increased to $150.0 million pursuant to its accordion feature, and has a maturity date of June 30, 2028. The Revolving Loan bears interest, payable in cash in arrears, at a per annum rate equal to the greater of (1) the Prime Rate plus the applicable margin and (2) 3.25%. The applicable margin is derived from a floating rate grid based upon the ratio of debt to equity of CAL and increases from 0% at a ratio of 0.25 to 1 to 1.25% at a ratio of 1.5 to 1.

The Revolving Loan provides for certain affirmative covenants, including requiring us to deliver financial information and any notices of default, and conducting business in the normal course. Additionally, the Company must comply with certain financial covenants including: (1) maximum capital expenditures of $150,000, (2) maintaining a debt service coverage ratio greater than 1.35 to 1, and (3) maintaining a leverage ratio less than 1.50 to 1. As of September 30, 2026, the Company is in compliance with all financial covenants with respect to the Revolving Loan.

As of September 30, 2026 and December 31, 2025, unamortized debt issuance costs related to the Revolving Loan, including all amendments and restatements thereto, as applicable, of $213,032 and $246,620, respectively, are recorded in other receivables and assets, net on the consolidated balance sheets.

As of September 30, 2026, the Company had $94.4 million outstanding and $23.1 million of borrowing available under the Revolving Loan. Additionally, as of September 30, 2026, $224.9 million of loans held for investment, at principal, are pledged as collateral in the borrowing base of the Revolving Loan.

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

The $50.0 million aggregate commitment was advanced on the closing date and proceeds were used to temporarily repay outstanding obligations on the Revolving Loan and for other working capital purposes. The Company incurred debt issuance costs of approximately $0.9 million related to the Unsecured Notes, which were capitalized and offset against the outstanding face value of the Unsecured Notes within the line item Notes Payable, net on the consolidated balance sheets. As of September 30, 2026 and December 31, 2025, the unamortized debt issuance costs associated with the Notes Payable were $487,634 and $665,541, respectively.

The Unsecured Notes provide for certain affirmative covenants, including requiring us to deliver certain financial information and any notices of default, and conducting business in the normal course. Additionally, the Company must comply with certain financial and non-financial covenants including but not limited to: (1) minimum stockholders' equity of $200.0 million, (2) maximum aggregate indebtedness of $225.0 million, subject to increase from time to time based upon ratable increases in stockholders' equity, and (3) maintenance of an investment-grade credit rating. As of September 30, 2026, the Company is in compliance with all financial covenants with respect to the Unsecured Notes.

The following table presents the mandatory scheduled principal payments on the Unsecured Notes:

Year	Notes Payable
Remainder of 2026	$-
2027	-
2028	50,000,000
Total principal	$50,000,000
Deferred debt issuance costs included in notes payable	(487,634)
Total notes payable, net	$49,512,366

Interest Expense

The following table reflects a summary of interest expense incurred during the three and nine months ended September 30, 2026 and 2025.

	Three months ended September 30, 2026			Three months ended September 30, 2025
	Notes Payable	Revolving Loan	Total Borrowings	Notes Payable	Revolving Loan	Total Borrowings
Interest expense	$1,134,247	$1,759,489	$2,893,736	$1,134,247	$288,067	$1,422,314
Unused fee expense	-	9,923	9,923	-	41,550	41,550
Amortization of debt issuance costs	59,815	25,432	85,247	59,628	42,100	101,728
Total interest expense	$1,194,062	$1,794,844	$2,988,906	$1,193,875	$371,717	$1,565,592

	Nine months ended September 30, 2026			Nine months ended September 30, 2025
	Notes Payable	Revolving Loan	Total Borrowings	Notes Payable	Revolving Loan	Total Borrowings
Interest expense	$3,365,753	$3,732,555	$7,098,308	$3,378,082	$1,860,909	$5,238,991
Unused fee expense	-	62,915	62,915	-	146,845	146,845
Amortization of debt issuance costs	177,907	74,755	252,662	178,394	143,792	322,186
Total interest expense	$3,543,660	$3,870,225	$7,413,885	$3,556,476	$2,151,546	$5,708,022

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

The Manager is entitled to receive base management fees (the “Base Management Fee”) that are calculated and payable quarterly in arrears, in an amount equal to 0.375% of the Company’s Equity, determined as of the last day of each such quarter; reduced by an amount equal to 50% of the pro rata amount of origination fees earned and paid to the Manager during the applicable quarter for loans that were originated on the Company’s behalf by the Manager or affiliates of the Manager (“Outside Fees”). For the three and nine months ended September 30, 2026, the Base Management Fee payable was reduced by Outside Fees in the amount of $235,625 and $343,125, respectively. For the three and nine months ended September 30, 2025, the Base Management Fee payable was reduced by Outside Fees in the amount of $82,500 and $219,117, respectively.

In addition to the Base Management Fee, the Manager is entitled to receive incentive compensation (the “Incentive Compensation” or “Incentive Fees”) under the Management Agreement. The Company will pay Incentive Fees to the Manager based upon the Company’s achievement of targeted levels of Core Earnings, as defined in the Management Agreement. Incentive compensation for the three months ended September 30, 2026 and 2025 was $0.6 million and $0.3 million, respectively. Incentive compensation for the nine months ended September 30, 2026 and 2025 was $1.6 million and $1.7 million, respectively.

The Company shall pay all of its costs and expenses and shall reimburse the Manager or its affiliates for expenses of the Manager and its affiliates paid or incurred on behalf of the Company, excepting only those expenses that are specifically the responsibility of the Manager pursuant to the Management Agreement. We reimburse our Manager or its affiliates, as applicable, for the Company’s fair and equitable allocable share of the compensation, including annual base salary, bonus, any related withholding taxes and employee benefits, paid to (i) subject to review by the Compensation Committee of the Board, the Manager’s personnel serving as an officer of the Company, based on the percentage of his or her time devoted to the Company’s affairs and (ii) other corporate finance, tax, accounting, internal audit, legal, risk management, operations, compliance, and other non-investment personnel of the Manager and its affiliates who spend all or a portion of their time managing the Company’s affairs, with the allocable share of the compensation of such personnel described in this clause (ii) being as reasonably determined by the Manager to appropriately reflect the amount of time devoted by such personnel to our affairs.

The following table summarizes related party fees and expenses for the three and nine months ended September 30, 2026 and 2025.

	For the three months ended September 30,		For the nine months ended September 30,
	2026	2025	2026	2025
Affiliate Payments
Management fees earned	$1,232,701	$1,233,434	$3,620,756	$3,670,282
Less: Outside Fees earned	(235,625)	(82,500)	(343,125)	(219,117)
Base management fees, net	997,076	1,150,934	3,277,631	3,451,165
Incentive fees	552,547	284,137	1,595,815	1,652,396
Total management and incentive fees earned	1,549,623	1,435,071	4,873,446	5,103,561
General and administrative expenses reimbursable to Manager	1,303,996	1,200,933	3,728,696	3,505,489
Total	$2,853,619	$2,636,004	$8,602,142	$8,609,050

The following table presents amounts payable to the Manager as of September 30, 2026 and December 31, 2025:

	September 30, 2026	December 31, 2025
Management fees payable	$997,076	$1,034,149
Incentive fees payable	552,547	2,064,427
Management and incentive fees payable	1,549,623	3,098,576
General and administrative expenses reimbursable to Manager	1,777,059	2,214,920
Total	$3,326,682	$5,313,496

General and administrative expenses reimbursable to the Manager are included in the related party payable line item of the consolidated balance sheets as of September 30, 2026 and December 31, 2025.

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

During the nine months ended September 30, 2026, the Company's allocable share of transaction expenses relating to the proposed merger was approximately $1.8 million, all of which shall be borne by our Manager. Accordingly, as of September 30, 2026, the Manager remains responsible for approximately $0.2 million of transaction expenses, and the Company is responsible for any amounts in excess of that amount.

Co-Investment in Loans

From time to time, the Company may co-invest with other investment vehicles managed by its affiliates, in accordance with the Manager’s co-investment allocation policies. The Company is not obligated to provide, nor has it provided, any financial support to the other managed investment vehicles. As such, the Company’s risk is limited to the carrying value of its investment in any such loan. As of September 30, 2026 and December 31, 2025, 70% and 55%, respectively, of the Company’s loans, based on outstanding principal balance were co-invested by affiliates of the Company.

Certain syndicated co-investments originated by affiliates of the Manager may include other consideration, generally in the form of warrants or other equity interests. Prior to, or concurrent with, the origination of the investment, the Company may elect to assign the right (the “Assigned Right”) to the equity consideration to an affiliate, in exchange for an additional upfront fee in an amount equal to the fair value of the equity consideration on a pro-rata basis. There were no sales of Assigned Rights for the three and nine month periods ended September 30, 2026 and 2025.

Investment Transactions with Affiliates

Asset Exchange with Chicago Atlantic Credit Opportunities, LLC

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

Partial Sale of Loan to TPK Participation Company, LLC

The Company holds a first lien senior secured term loan, presented as Loan #12 in Note 3, in which certain affiliates of the Manager have co-invested (together with the Company, the "CA Lenders"). During the three months ended September 30, 2026, the borrower under Loan #12 was acquired by an unaffiliated third party, a transaction that required the consent of the CA Lenders. Following the acquisition, Loan #12 remained outstanding under the new ownership structure and retained its first lien priority.

During the three months ended September 30, 2026, the Audit Committee of the Board approved the Company's sale of a portion of the principal of Loan #12 to TPK Participation Company ("TPK") (the "TPK Sale"). TPK is beneficially owned by Anthony Cappell and Peter Sack, the Company's Co-Chief Executive Officers, and David Kite, the Company's President and Chief Operating Officer. Accordingly, the Company considers the TPK Sale to be a related party transaction. TPK did not fund the purchase price and does not retain any economic interest in the principal acquired; TPK has granted a participation in the full amount of such principal to Vireo Growth, Inc. ("Vireo"), which funded the purchase price and bears all economics of the interest acquired. As described under "Loan #51" below, John Mazarakis, the Company's Executive Chairman, serves as Chief Executive Officer and Co-Executive Chairman of Vireo, and affiliated funds under common control with the Manager hold material equity interests in Vireo. Mr. Mazarakis recused himself from all deliberations regarding the TPK Sale.

The TPK Sale closed on September 29, 2026, pursuant to which the Company sold approximately $0.23 million of principal of Loan #12, representing the Company's pro-rata allocation of the total sale amount of $0.25 million, based on each CA Lender's hold. The Company received cash proceeds of approximately $0.46 million, equal to 2.0 times the principal balance sold.

Prior to the sale, the portion of Loan #12 sold was reclassified from loans held for investment to loans held for sale. Upon derecognition, the Company recognized a realized gain of approximately $0.2 million, which is included in Realized gain on investment in the consolidated statements of income for the three and nine months ended September 30, 2026. Following the TPK Sale, the principal balance of Loan #12 held by the Company was approximately $14.7 million as of September 30, 2026.

Loans held for investment – related party

Loan #2b

On August 17, 2026, following the completion of a public sale of collateral under Article 9 of the Uniform Commercial Code, the Company, acting through the Administrative Agent as its agent, foreclosed on the collateral securing the original Loan #2b. The Administrative Agent, a related party, acquired the collateral through a credit bid of the outstanding principal and interest owed to the lenders. Concurrently, the Company assigned its rights to its pro rata share of the acquired assets to a newly formed holding company, Common Citizen HoldCo, LLC ("HoldCo"), a related party under common control, in exchange for a new loan from HoldCo. In full satisfaction of the original Loan #2b, the Company received its pro rata share, approximately $4.1 million, of a new $19.8 million senior secured first lien term loan to HoldCo and its subsidiaries (the "New Term Loan"). The New Term Loan bears interest at a fixed rate of 9.50%, with an option for the borrower to pay interest in kind, and matures on August 17, 2028. In connection with the foreclosure and derecognition of the original Loan #2b, the Company recognized a net gain on foreclosure of approximately $0.9 million, which is presented as "Gain on foreclosure, net" as reported on the consolidated statements of income. The gain represents the excess of the fair value of the New Term Loan received over the carrying value of the original Loan #2b, net of its allowance for credit losses, at the date of foreclosure. The Company also reversed approximately $25 thousand of its CECL reserve on the original Loan #2b upon its derecognition.

Upon foreclosure, the Company recognized its pro rata share of the assets received at fair value. The Company then exchanged those assets for the New Term Loan in a transaction between entities under common control and, accordingly, recognized no gain or loss on the exchange. The New Term Loan was therefore recorded at an amount equal to the fair value of the assets received, which the Company determined to be consistent with the fair value of the New Term Loan.

In concluding that the fair value of the New Term Loan is consistent with the fair value of the assets received, the Company considered that the foreclosure and assignment occurred concurrently, the New Term Loan holds a first lien position, and unaffiliated lenders received their pro rata share of the New Term Loan on identical terms. The New Term Loan’s fair value was determined to be equal to its par value of $4.1 million.

The Company did not retain any equity interests in HoldCo. Affiliated co-lenders and other lenders received preferred equity interests and warrants in HoldCo. Accordingly, by virtue of the relationship between the Company, as a holder of the New Term Loan, and the affiliated co-lenders, as holders of the economic interests of HoldCo, the New Term Loan is a related party loan. The Company intends to hold the New Term Loan until maturity or payoff and therefore has classified it as a loan held for investment – related party as of September 30, 2026, with a carrying value of approximately $4.1 million. The loan is on accrual status as of September 30, 2026. The Agent and the Administrative Agent for the New Term Loan are affiliates of the Company's Manager, and investment vehicles managed by affiliates of the Manager hold approximately 70% of HoldCo's preferred equity interests and approximately 64% of its warrants. Unaffiliated lenders holding approximately 30% of the New Term Loan received their share on terms identical to those received by the Company. Neither the Manager nor any of its affiliates received fees in connection with the restructuring, other than amounts contractually due under the existing loans that were included in the credit bid. As of September 30, 2026, the Company had $0 of accrued interest receivable from HoldCo, and for the three months ended September 30, 2026 recognized $32 thousand of interest income on the New Term Loan, which is reported as interest income in the consolidated statements of income.

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

On March 31, 2025, following events of default under the Hive loan agreement, the Company and the other lenders party thereto completed a foreclosure proceeding, executed by the Administrative Agent ("Agent") of the loan. In connection therewith, the Company extinguished the original term loan and the Agent distributed the assets acquired from the foreclosure, on a pro-rata fair value basis, to the Lenders pursuant to an Agreement Among Lenders by and between the Agent and Lenders (the "AAL"). Pursuant to the AAL, the affiliated co-lender received rights to the membership interests of Hive acquired in the UCC sale. Further pursuant to the AAL, in satisfaction of the original loan, the Company now holds two loans with an aggregate principal balance of approximately $29.1 million, comprised of a $14.6 million first lien judgment loan (the "Judgment Loan") and a $14.5 million second lien term loan (the "Term Loan"). The Judgment Loan bears interest at a statutory rate of 9.0% pursuant to Illinois law, and will remain outstanding until paid by the borrower. The Term Loan bears interest at a contractual rate of 9.0% and has a maturity of March 31, 2028. The assets securing the original loan, which included mortgaged cultivation real estate in Pennsylvania and operations related thereto, continue to secure the Judgment Loan and the Term Loan. Accordingly, by virtue of the relationship between the Company, as holder of the Judgment Loan and the Term Loan, and the affiliated co-lender, as new owner of the equity of the borrower credit parties, Loan #9 is determined to be a related party loan. For comparability to all previously issued financial statements, the Judgment Loan and the Term Loan, collectively, are presented as Loan #9 in Note 3.

During the year ended December 31, 2025, the Company advanced approximately $12.6 million of gross principal to the borrower of Loan #9. The use of proceeds of the advance included: (a) the acquisition of three operational dispensaries and (b) the payment of all past due accrued and unpaid interest and fees totaling approximately $1.7 million owed on existing senior indebtedness through December 31, 2025. In connection therewith, the borrower was brought to current on all interest and payments through December 31, 2025. Management elected to restore Loan #9 to accrual status as of March 31, 2026 as the borrower was able to demonstrate sustained ability to meet debt service obligations under both the Judgment Loan and the Term Loan and continued to make interest payments as of September 30, 2026. During the nine months ended September 30, 2026, the Company made no incremental advances under the aforementioned loans. As of September 30, 2026, Loan #9 is held on the consolidated balance sheets as a loan held for investment - related party with a carrying value, before CECL reserves of approximately $29.0 million.

Loan #18

The borrower of Loan #18, FarmaceuticalRX, LLC (an Ohio limited liability company) and its subsidiaries and affiliates (“FRX”), is a portfolio company operating in the state of Ohio. Certain common control affiliates of the Company can exercise significant influence over certain credit parties to the Loan Agreement with FRX by virtue of voting representation on its board of managers and is therefore a related party. During the period ended September 30, 2026 and December 31, 2025, the Company made principal advances of $0. As of September 30, 2026 and December 31, 2025, the carrying value of $48.6 million and $47.1 million, respectively, is included in the line item, “Loans held for investment – related party” and had interest receivable of $0.6 million and $0.7 million as of each period, on its loan to FRX. All accrued interest as of both September 30, 2026 and December 31, 2025 is current (Note 5).

Loan #48

The borrower of Loan #48, FarmaceuticalRX, LLC (a Pennsylvania limited liability company) and its subsidiaries and affiliates (“FRX PA”), is a portfolio company with operations in the Commonwealth of Pennsylvania. Certain common control affiliates of the Company can exercise significant influence over certain credit parties to the Loan Agreement with FRX PA by virtue of convertible features embedded in other investments made by affiliates in FRX PA that, when converted, provide for controlling interest in certain credit parties to the Company's loan. Accordingly, FRX PA is deemed to be a related party.

As of September 30, 2026, Loan #48 has an outstanding principal balance of approximately $14.0 million, bears interest at a rate of Prime + 4.5% cash and 4.0% PIK per annum, and has a contractual maturity date of April 8, 2030. As of September 30, 2026, the interest receivable balance was $0.1 million.

Loan #50

In connection with the aforementioned Exchange, the Company acquired a term loan, Loan #50, to Intrinsic Manufacturing & Processing, LLC (“Intrinsic”) with a principal balance and fair value of $12.9 million and $12.8 million, respectively, as of the Exchange Date. Affiliates of the Company through common control relationships with the Manager are co-invested in the subject loan and also beneficially hold equity interests in this portfolio company. As of September 30, 2026, the interest receivable balance was $0.1 million.

Intrinsic is owned by David Kite, the Company’s President and Chief Operating Officer, who holds such interest as nominee for CACO. Pursuant to a written nominee agreement between Mr. Kite and CACO, the entire economic and beneficial interest in Intrinsic, including all economic risks and rewards of ownership, is attributable to CACO. Mr. Kite has recused himself from all deliberations regarding the acquisition of this loan and the transaction was subject to the review and approval of the Audit Committee in connection with the Exchange.

Loan #51

On May 26, 2026, the Company entered into a second-lien secured mortgage loan to 256 County Route 117 Perth, LLC, a property-holding company which is a wholly-owned indirect subsidiary of Vireo Growth, Inc. Loan #51 has a principal balance of $41.0 million as of September 30, 2026 and bears interest at a rate of Prime plus 5.25% cash per annum, has a 24 month maturity, and is second-lien secured by a cultivation property in New York. As of September 30, 2026, the interest receivable balance was $0.4 million.

John Mazarakis, who serves as the Company's Executive Chairman of the Board, was appointed in December 2024 to serve as Chief Executive Officer and Co-Executive Chairman of the Board of Vireo. Certain affiliated investment funds that are managed by entities under common control with our Manager, and for which Mr. Mazarakis can exercise significant influence, also hold material equity interests in Vireo. Mr. Mazarakis has agreed to recuse himself from all matters that involve us, Vireo, and other target portfolio companies ancillary thereto; including as it relates to any actions that would arise, including exercise of rights and remedies under our credit agreements, if Vireo were to default on any potential obligations to us or if a similar material event occurred that presented a direct conflict between us and Vireo. As a result of the relationship between the Company and Vireo, the Company considers the origination of this loan to be a related party transaction, which was subject to the review and approval by the Audit Committee.

As described in Note 4, at the time of origination the Company elected the fair value option for this asset due to other indebtedness of the borrower that is senior to our loan and the potential sale of the asset which was contemplated at the time of underwriting. Both of these factors contributed to management's uncertainty with respect to the intent to hold the loan to maturity or payoff. Accordingly, upfront fees in the amount of approximately $0.8 million were recognized in earnings during nine months ended September 30, 2026 and not deferred.

9. COMMITMENTS AND CONTINGENCIES

Off-Balance Sheet Arrangements

Off-balance sheet commitments may consist of unfunded commitments on delayed draw term loans. The Company does not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured investment vehicles, special purpose entities, or variable interest entities, established to facilitate off-balance sheet arrangements or other contractually narrow or limited purposes. Further, the Company has not guaranteed any obligations of unconsolidated entities or entered into any commitment to provide additional funding to any such entities. As of September 30, 2026 and December 31, 2025, the Company had unfunded commitments on existing loans of $0.0 million and $31.1 million, respectively.

Refer to “Note 3 - Loans Held for Investment, Net” for further information regarding the CECL Reserve attributed to unfunded commitments. Total original loan commitments include the impact of principal payments received since origination of the loan and future amounts to be advanced at sole discretion of the lender.

Other Contingencies

The Company from time to time may be a party to litigation in the normal course of business. As of September 30, 2026, the Company is not aware of any legal claims that could materially impact its business, financial condition, or results of operations.

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

Management’s plan to mitigate risks includes monitoring the legal landscape as deemed appropriate. Also, should a loan default or otherwise be seized, the Company may be prohibited from owning cannabis assets and thus could not take possession of collateral, in which case the Company would look to sell the loan, provide consent to allow the borrower to sell the real estate to a third party, institute a foreclosure proceeding to have the real estate sold or evict the tenant, have the cannabis operations removed from the property and take title to the underlying real estate, each of which may result in the Company realizing a loss on the transaction.

10. STOCKHOLDERS’ EQUITY

Equity Incentive Plan

Concurrent with our IPO, the Company established the 2021 Plan, which is administered by the Compensation Committee of the Board. The 2021 Plan authorizes stock options, stock appreciation rights, restricted stock, stock bonuses, stock units, and other forms of awards granted or denominated in the Company’s common stock. The 2021 Plan retains flexibility to offer competitive incentives and to tailor benefits to specific needs and circumstances. Any award may be structured to be paid or settled in cash. The Company has granted and currently intends to continue to grant restricted stock awards ("RSAs") to participants in the 2021 Plan, but it may also grant any other type of award available under the 2021 Plan in the future. Persons eligible to receive awards under the 2021 Plan include the Company’s officers and employees of the Manager and its affiliates or officers and employees of the Company’s subsidiaries, if any, the members of the Board, and certain consultants and other service providers.

As of September 30, 2026 and December 31, 2025, the maximum number of shares of the Company’s common stock that may be delivered pursuant to awards under the 2021 Plan (the “Share Limit”) equals 8.50% of the issued and outstanding shares of the Company’s common stock on a fully-diluted basis following the completion of the IPO. Shares that are subject to or underlie awards that expire or for any reason are cancelled or terminated, are forfeited, fail to vest, or for any other reason are not paid or delivered under the 2021 Plan will not be counted against the Share Limit and will again be available for subsequent awards under the 2021 Plan.

There were 0 and 6,469 shares forfeited during the nine months ended September 30, 2026 and 2025, respectively. As individual awards and options become fully vested, stock-based compensation expense is adjusted to recognize actual forfeitures.

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

Based on the closing market price of our common stock on September 30, 2026 and December 31, 2025 of $10.02 and $12.26, respectively, the aggregate intrinsic value of our restricted stock awards was as follows:

	As of September 30, 2026		As of December 31, 2025
	Outstanding	Vested	Outstanding	Vested
Aggregate intrinsic value	$3,996,146	$6,288,522	$4,951,152	$4,916,235

The following table summarizes the restricted stock activity for the Company’s directors and officers and employees of the Manager during the nine months ended September 30, 2026 and 2025.

	Unvested Restricted Stock	Weighted Average Grant Date Fair Value per Share
Balance at December 31, 2025	403,846	$15.00
Granted	229,764	11.86
Vested	(234,793)	14.96
Balance at September 30, 2026	398,817	$13.21

	Unvested Restricted Stock	Weighted Average Grant Date Fair Value per Share
Balance at December 31, 2024	411,303	$15.14
Granted	187,157	14.79
Vested	(181,513)	15.09
Forfeited	(6,469)	15.46
Balance at September 30, 2025	410,478	$15.00

Restricted stock compensation expense is based on the Company’s stock price at the date of the grant and is amortized over the vesting period. Forfeitures are recognized as they occur. The share-based compensation expense for the Company was $2.5 million and $2.5 million for the nine months ended September 30, 2026 and 2025, respectively. The unamortized share-based compensation expense for the Company was approximately $3.9 million and $4.6 million as of September 30, 2026 and 2025, respectively, which the Company expects to recognize over the remaining weighted-average term of 2.1 years.

Private Placement of Common Stock and Notes Receivable from Stockholders

On July 9, 2026, the Company entered into Loan Agreements with Koach Capital Fund I LLC, Koach Capital Fund II LP, Koach Capital Fund III LP and their respective wholly owned subsidiaries (collectively, “Koach”), pursuant to which the Company issued 4,306,754 shares of its common stock, par value $0.01 per share, at a price of $14.53 per share, in a private placement in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D promulgated thereunder, in exchange for 32 individual second lien promissory notes issued by Koach with an aggregate principal amount of approximately $62.6 million (each a "Koach Note" and collectively, the “Koach Notes”). The shares issued to Koach represented approximately 16.8% of the Company’s common stock outstanding immediately after giving effect to the issuance. Each of the 32 Koach Notes is individually secured by second lien mortgages on 32 retail and related properties leased to cannabis operators, bears interest at an aggregate rate of 12.0% per annum, paid monthly, of which 10.0% is payable in cash and 2.0% payable in kind, and an additional exit fee of up to 2.5x the commitment amount of each Koach Note, calculated net of interest and principal amortization, if any, paid through maturity. The following table summarizes the terms and aggregate outstanding balance of the Koach Notes as of September 30, 2026:

As of September 30, 2026
Number of Koach Notes / mortgaged properties (1)	31 / 31
Issuance date	July 9, 2026
Shares of common stock issued in exchange	4,306,754
Issuance price per share	$14.53
Aggregate original principal amount, net (2)	$62,593,932
Paid-in-kind interest capitalized since issuance	288,361
Principal repayments since issuance	(3,792,830)
Aggregate principal outstanding	$59,089,463
Contractual interest rate (payable monthly)	12.0% per annum (10.0% cash / 2.0% paid-in-kind)
Exit fee	Up to 2.5x the commitment amount of each Note
Scheduled amortization / prepayment terms	None
Weighted average remaining life	11.8 years
Collateral	Second lien mortgages on retail properties

(1)
The Company entered into 32 individual second lien promissory notes during the period. Subsequent to the exchange, one of the notes was repaid in full.
(2)
The aggregate principal amount was offset by certain closing costs of approximately $17 thousand.

Because the Koach Notes were received as consideration for the issuance of the Company’s common stock, the Koach Notes are presented as a reduction of stockholders’ equity rather than as loans held for investment in accordance with ASC Topic 505 - Equity and SEC Staff Accounting Bulletin Topic 4.E and are reported as a separate caption, “Notes receivable from stockholders” within stockholders’ equity on the consolidated balance sheets. Interest, paid-in-kind interest, exit fees and other amounts earned under the Koach Notes are recorded directly in stockholders’ equity (as an increase to additional paid-in capital when received in cash) rather than as interest income on the consolidated statements of income, and the Koach Notes are not included in loans held for investment or in total assets. Accordingly, the transaction increased the number of shares of common stock outstanding but had no net effect on total stockholders’ equity and did not increase total assets upon issuance. See Note 2 for the Company’s accounting policy. Notwithstanding this financial statement presentation, the Koach Notes constitute bona fide debt secured by real property and, for purposes of the Company’s qualification as a real estate investment trust, are treated as qualifying real estate assets that generate qualifying income under the applicable REIT gross income and asset tests.

The following table presents the effect of the issuance on the components of stockholders' equity and the activity in the Koach Notes for the period from July 9, 2026 through September 30, 2026:

	Common Stock	Additional Paid-In Capital	Notes Receivable from Stockholders	Total Stockholders' Equity
Issuance of 4,306,754 shares at $14.53 per share	$43,069	$62,550,863	$-	$62,593,932
Koach Notes received in exchange for common stock, net	-	-	(62,593,932)	(62,593,932)
Cash interest received on Koach Notes	-	-	1,441,721	1,441,721
Paid-in-kind interest capitalized	-	288,361	(288,361)	-
Exit fees and other amounts received	-	-	871,211	871,211
Principal repayments received	-	-	3,792,830	3,792,830
Net effect on stockholders' equity as of September 30, 2026	$43,069	$62,839,224	$(56,776,531)	$6,105,762

The Koach Notes are not within the scope of the Company’s CECL methodology and no reserve for credit losses has been recorded with respect to them. The Company evaluates the collectability of the Koach Notes based on the performance of the underlying mortgaged properties and the payment history of the obligors; through September 30, 2026, all payments due under the Koach Notes have been received when due and the weighted average loan-to-value ratio of the mortgaged properties was approximately 57.8%. The estimated fair value of the Koach Notes is disclosed in Note 13.

The 4,306,754 shares issued to Koach are entitled to dividends on the same basis as all other outstanding shares of common stock and are included in the weighted average shares outstanding used to compute basic and diluted earnings per share from July 9, 2026 (Note 11). Dividends declared on these shares during the three months ended September 30, 2026 totaled approximately $2.0 million, all of which was included in dividend payable as of September 30, 2026 and paid on October 15, 2026 (Note 17). Because the income earned under the Koach Notes is recorded directly in stockholders’ equity rather than in net income, while dividends on the shares issued to Koach are a charge to accumulated deficit, the transaction reduces net income per share and book value per share as computed in accordance with GAAP relative to the amounts that would be reported if the Koach Notes were recognized as loans held for investment, net.

The issuance was permitted under, and the additional shares shall be reflected in the exchange ratio inputs pursuant to, the Agreement and Plan of Merger, dated June 17, 2026, by and among the Company, Chicago Atlantic BDC, Inc. and the other parties thereto. For purposes of calculating the exchange ratio, the Koach Notes will be treated as assets of the Company rather than as a reduction of stockholders' equity. The shares issued in the private placement are subject to the terms of a lock-up letter pursuant to which the holders agreed not to sell, transfer, pledge, or otherwise dispose of the common stock for a period of (i) three months (with respect to 20% of the Common Stock issued to such investor) and (ii) nine months (with respect to the remaining 80% of such Common Stock), in each case following the closing date, subject to limited exceptions.

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

There were no shares sold by the Company under the Sales Agreement during the nine months ended September 30, 2026.

As of September 30, 2026 and December 31, 2025, the shares of common stock sold pursuant to the registered direct offering in February 2023 and under the ATM Program are the only offerings that have been initiated under the Shelf Registration Statement.

11. EARNINGS PER SHARE

The following information sets forth the computations of basic earnings per common share for the three and nine months ended September 30, 2026 and 2025, respectively:

	For the three months ended September 30,		For the nine months ended September 30,
	2026	2025	2026	2025
Net income attributable to common stockholders	$6,434,023	$8,934,539	$18,747,714	$27,853,228
Divided by:
Basic weighted average shares of common stock outstanding	25,246,865	21,074,771	22,538,494	20,979,467
Diluted weighted average shares of common stock outstanding	25,646,135	21,485,776	22,963,290	21,413,422
Weighted average earnings per common share	$0.25	$0.42	$0.83	$1.33
Weighted average earnings per common share - diluted	$0.25	$0.42	$0.82	$1.30

There were no anti-dilutive shares excluded from the computations of earnings per common share for the three and nine months ended September 30, 2026 and 2025.

The 4,306,754 shares of common stock issued to Koach on July 9, 2026 in exchange for the Koach Notes (Note 10) are legally issued and outstanding, are not subject to vesting or forfeiture conditions and participate in dividends on the same basis as all other shares of common stock. Accordingly, they are included in the basic and diluted weighted average shares of common stock outstanding from the date of issuance, contributing approximately 3.9 million and 1.3 million weighted average shares for the three and nine months ended September 30, 2026, respectively. Because the income earned under the Koach Notes is recorded directly in stockholders’ equity rather than in net income (Note 2), the inclusion of these shares reduces earnings per share relative to the amount that would have been reported had the Koach Notes been recognized as loans held for investment, net.

12. INCOME TAX

To qualify as a REIT, we must meet a number of organizational and operational requirements, including a requirement that we distribute annually to our stockholders at least 90% of our REIT taxable income prior to the deduction for dividends paid. To the extent that we distribute less than 100% of our REIT taxable income in any tax year (taking into account any distributions made in a subsequent tax year under Sections 857(b)(9) or 858 of the Code), we will pay tax at regular corporate rates on that undistributed portion. Furthermore, if we distribute less than the sum of 1) 85% of our ordinary income for the calendar year, 2) 95% of our capital gain net income for the calendar year, and 3) any undistributed shortfall from our prior calendar year (the “Required Distribution”) to our stockholders during any calendar year (including any distributions declared by the last day of the calendar year but paid in the subsequent year), then we are required to pay a non-deductible excise tax equal to 4% of any shortfall between the Required Distribution and the amount that was actually distributed. The 90% distribution requirement does not require the distribution of net capital gains. However, if we elect to retain any of our net capital gain for any tax year, we must notify our stockholders and pay tax at regular corporate rates on the retained net capital gain. Our stockholders must include their proportionate share of the retained net capital gain in their taxable income for the tax year, and they are deemed to have paid the REIT’s tax on their proportionate share of the retained capital gain. Furthermore, such retained capital gain may be subject to the nondeductible 4% excise tax. If it is determined that our estimated current year taxable income will be in excess of estimated dividend distributions (including capital gain dividends) for the current year from such income, we will accrue excise tax on estimated excess taxable income as such taxable income is earned. The annual expense is calculated in accordance with applicable tax regulations. Excise tax expense, if any, is included in the line item, income tax expense. For the nine months ended September 30, 2026 and 2025, we did not incur excise tax expense. The income tax provision for the Company was $0 for the nine months ended September 30, 2026 and 2025.

For U.S. federal income tax purposes, the Koach Notes (Note 10) are treated as real estate assets that are held by the Company, and the income thereon, including paid-in-kind interest, exit fees and other amounts earned thereunder is included in the Company’s REIT taxable income and generally treated as qualifying income for purposes of the REIT gross income tests. Because such amounts are recorded directly in stockholders’ equity rather than in net income under GAAP (Note 2), the Company’s REIT taxable income for the year ending December 31, 2026 is expected to exceed its GAAP net income by approximately the amount of such income, which totaled approximately $2.6 million for the period from July 9, 2026 through September 30, 2026. The Company considers this income in determining the distributions required to maintain its REIT qualification and to mitigate corporate-level income and excise taxes (Note 14).

As of September 30, 2026 and December 31, 2025, the Company does not have any unrecognized tax benefits.

13. FAIR VALUE MEASUREMENTS

GAAP requires disclosure of fair value information about financial and non-financial assets and liabilities, whether or not recognized in the financial statements, for which it is practicable to estimate the value. In cases where quoted market prices are not available, fair values are based upon the application of discount rates to estimated future cash flows using market yields, or other valuation methodologies. Any changes to the valuation methodology will be reviewed by the Company’s management to ensure the changes are appropriate. The methods used may produce a fair value calculation that is not indicative of net realizable value or reflective of future fair values. Furthermore, while the Company anticipates that the valuation methods are appropriate and consistent with other market participants, the use of different methodologies, or assumptions, to determine the fair value of certain financial and non-financial assets and liabilities could result in a different estimate of fair value at the reporting date. The Company uses inputs that are current as of the measurement date, which may fall within periods of market dislocation, during which price transparency may be reduced.

Recurring Fair Value Measurements

The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2026:

	As of September 30, 2026
	Level 1	Level 2	Level 3	Total
Financial assets:
Loans, at fair value - related party	$-	$-	$40,795,000	$40,795,000
Warrants (1)	-	-	786,000	786,000
Total	$-	$-	$41,581,000	$41,581,000
(1)
Warrants are included within other receivables and assets, net on the consolidated balance sheets.

The following tables present the changes in assets classified within Level 3 of the fair value hierarchy during the nine months ended September 30, 2026:

For the nine months ended September 30, 2026
Balance at December 31, 2025	$-
Purchase of loans held at fair value	40,664,036
Unrealized gain	130,964
Balance at September 30, 2026	$40,795,000

For the nine months ended September 30, 2026
Balance at December 31, 2025	$-
Purchase of warrants	1,328,000
Unrealized loss	(542,000)
Balance at September 30, 2026	$786,000

The following table summarizes the significant unobservable inputs used by the Company to value the assets categorized within Level 3 as of September 30, 2026. The table is not intended to be all-inclusive, but instead captures the significant unobservable inputs relevant to the Company’s determination of fair values.

	As of September 30, 2026
			Unobservable Input
	Fair Value	Primary Valuation Technique	Input	Value
Loans, at fair value - related party	$40,795,000	Yield Analysis	Discount rate	14.16%
Warrants	$786,000	Black-Scholes Option Pricing Model	Expected Term Volatility Factor Risk Free Rate Exercise Price	4.27 years 63.0% 4.8% $1.30
Total	$41,581,000

The portion of the fair value adjustments related to credit risk was determined based on a yield analysis and discount rate applied to the subject loan. Interest income on the loan measured at fair value is calculated based on the interest rate of the loan and is recorded in the interest income on the consolidated statements of income. For the nine months ended September 30, 2026, our loan held at fair value using the fair value option had $0.1 million in unrealized gains in net income before income taxes, that are attributable to changes in instrument-specific credit risk.

Non-recurring Fair Value Measurements

The following table summarizes the Company’s financial assets and liabilities measured at fair value on a non-recurring basis as of September 30, 2026:

			Unobservable Input
	Fair Value	Primary Valuation Technique	Input	Value
Loans, at fair value - related party	$4,096,472	Liquidation Method	EV / LTM revenue multiple	1.25x – 1.75x (1.50x)

The table above summarizes the significant unobservable inputs used by the Company to value assets measured at fair value on a nonrecurring basis and categorized within Level 3 as of September 30, 2026.

Financial Assets and Liabilities Not Measured at Fair Value

As of September 30, 2026 and December 31, 2025, the carrying values and fair values of the Company’s financial assets and liabilities recorded at amortized cost are as follows:

		As of September 30, 2026		As of December 31, 2025
	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Loans held for investment	3	$423,599,689	$421,789,833	$408,955,567	$407,364,639
Cash and cash equivalents	1	8,267,325	8,267,325	14,948,884	14,948,884
Interest receivable	2	4,673,984	4,673,984	4,009,800	4,009,800
Other receivables and assets, net	2	1,177,315	1,177,315	874,245	874,245
Related party receivables	2	1,174,146	1,174,146	1,189,937	1,189,937

Financial liabilities:
Revolving loan	2	94,350,000	94,136,968	49,100,000	48,853,380
Notes payable, net	2	49,512,366	49,458,595	49,334,459	49,383,677
Dividend payable	2	12,847,076	12,847,076	11,157,220	11,157,220
Related party payables	2	1,777,059	1,777,059	2,214,920	2,214,920
Management and incentive fees payable	2	1,549,623	1,549,623	3,098,576	3,098,576
Interest payable	2	1,707,651	1,707,651	1,348,334	1,348,334
Accounts payable and other liabilities	2	1,211,460	1,211,460	834,977	834,977
Interest reserve	2	2,584,948	2,584,948	12,686	12,686

Stockholders' equity:
Notes receivable from stockholders	3	56,776,531	56,776,531	-	-

Our loans are generally held for investment and are substantially secured by real estate, equipment, licenses and other assets of the borrowers to the extent permitted by the applicable laws and the regulations governing such borrowers. The aggregate fair value of the Company’s loans held for investment was approximately $421.8 million and $407.4 million, with gross unrecognized holding losses of $1.8 million and $1.6 million as of September 30, 2026 and December 31, 2025, respectively. The fair values, which are classified as Level 3 in the fair value hierarchy, are estimated using discounted cash flow models based on current market inputs for similar types of arrangements. The primary sensitivity in these models is based on the selection of appropriate discount rates. Fluctuations in these assumptions could result in different estimates of fair value.

The Koach Notes are presented as a deduction from stockholders’ equity as "Notes receivable from stockholders" on the consolidated balance sheets and are not recognized as financial assets (Note 2); however, their estimated fair value is presented in the table above to provide information about the instruments held by the Company. The fair value of the Koach Notes, which is classified as Level 3 in the fair value hierarchy, is estimated using the same discounted cash flow methodologies applied to the Company’s loans held for investment.

14. DIVIDENDS AND DISTRIBUTIONS

The following table summarizes the Company’s dividends declared during the nine months ended September 30, 2026 and 2025.

	Record Date	Payment Date	Common Share Distribution Amount	Taxable Ordinary Income	Return of Capital	Section 199A Dividends
Regular cash dividend	3/31/2026	4/15/2026	$0.47	$0.47	$-	$0.47
Regular cash dividend	6/30/2026	7/15/2026	$0.47	$0.47	$-	$0.47
Regular cash dividend	9/30/2026	10/15/2026	$0.47	$0.47	$-	$0.47
Total cash dividend			$1.41	$1.41	-	$1.41

	Record Date	Payment Date	Common Share Distribution Amount	Taxable Ordinary Income	Return of Capital	Section 199A Dividends
Regular cash dividend	3/31/2025	4/15/2025	$0.47	$0.47	$-	$0.47
Regular cash dividend	6/30/2025	7/15/2025	$0.47	$0.47	$-	$0.47
Regular cash dividend	9/30/2025	10/15/2025	$0.47	$0.47	$-	$0.47
Total cash dividend			$1.41	$1.41	$-	$1.41

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

As the Company’s operations consist of a single reporting segment, the segment assets are reflected on the accompanying consolidated balance sheets as “total assets” and the significant segment expenses are listed on the accompanying consolidated statements of income.

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

The Merger Agreement was approved by the Company’s Board of Directors upon the unanimous recommendation of a special committee comprised solely of independent directors, which received a fairness opinion from Oppenheimer & Co. Inc. Consummation of the Merger is subject to customary closing conditions, including, without limitation, approval by the Company’s and LIEN’s stockholders, the approvals required under Rule 17a-8 of the 1940 Act, effectiveness of a registration statement on Form N-14 (which will contain a joint proxy statement/prospectus), NASDAQ listing authorization for the shares to be issued, receipt of required regulatory approvals, and completion of the closing net asset value determinations. Concurrently with the Merger Agreement, certain stockholders of the Company and LIEN entered into support agreements covering approximately 4.0% of the Company’s outstanding common stock and approximately 12.9% of LIEN’s outstanding common stock.

The Merger Agreement may be terminated under specified circumstances, including if the Merger has not been consummated by June 30, 2027, and does not provide for a termination fee. Except for specified SEC and printing and mailing costs, fees and expenses incurred in connection with the Merger generally will be shared equally between the Company and LIEN, with our Manager paying $2.0 million of the Company's share. The Merger Agreement also provides that, prior to the effective time, the Board will consider in good faith the adoption of a share repurchase program of up to $25.0 million to be implemented following closing. The Merger had not closed as of

September 30, 2026 and accordingly, no amounts related to the Merger are reflected in the accompanying financial statements. There can be no assurance that the Merger will be completed on the contemplated terms or at all.

17. SUBSEQUENT EVENTS

Payment of Dividend

On October 15, 2026, the Company paid its regular quarterly dividend of $0.47 per common share relating to the third quarter of 2026 to stockholders of record as of the close of business on September 30, 2026. The total amount of the cash dividend payment was approximately $12.0 million.

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
•
impact of, and changes in, governmental regulations, tax law and rates, accounting guidance, and similar matters;
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
•
the risk that required regulatory approvals or non-objections relating to our proposed merger with LIEN may not be obtained, including SEC acceptance of the Company's election to be regulated as a business development company;
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

We routinely post important information for investors on our website, www.chicagoatlantic.com. We intend to use this webpage as a means of disclosing material information, for complying with our disclosure obligations under Regulation FD and to post and update investor presentations and similar materials on a regular basis. We encourage investors, analysts, the media, and others interested in us to monitor the Investments section of our website, in addition to following our press releases, SEC filings, public conference calls, presentations, webcasts and other information we post from time to time on our website. To sign-up for email-notifications, please visit the “Contact” section of our website under “Join Our Mailing List” and enter the required information to enable notifications.

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

Our loans to portfolio companies operating in the cannabis industry may include companies that we determine, based on our due diligence, are licensed in, and in compliance with, state-regulated cannabis programs, regardless of their status under U.S. federal law, so long as the investment itself is designed to be compliant with all applicable laws and regulations in the jurisdiction in which the investment is made or to which we are otherwise subject, including U.S. federal law. We will not own any warrants or other forms of equity in any of our portfolio companies involved in the cannabis industry, unless the portfolio companies are listed on a national securities exchange, such as the New York Stock Exchange ("NYSE") or NASDAQ, and such ownership is permitted by applicable U.S. federal laws and regulations, including those applicable to NYSE or NASDAQ issuers, as the case may be.

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

Revenues

We generate revenue primarily in the form of interest income on loans which is generally payable monthly. The principal amount of our loans and any accrued but unpaid interest thereon generally become due at the applicable maturity date. In some cases, our interest income includes a paid-in-kind (“PIK”) component for a portion of the total interest. The PIK interest, computed at the contractual rate specified in each applicable loan agreement, is accrued in accordance with the terms of such loan agreement and capitalized to the principal balance of the loan and recorded as interest income. The PIK interest added to the principal balance is typically amortized and paid in accordance with the applicable loan agreement. In cases where the loans do not amortize, the PIK interest is collected upon repayment of the outstanding principal. We also generate revenue from original issue discounts (“OID”), which are also recognized as interest income from loans over the initial term of the applicable loans. Delayed draw loans may earn interest or unused fees on the undrawn portion of the loan, which is recognized as interest income in the period earned. Other fees, including prepayment fees and exit fees, are also recognized as interest income when received. Any such fees will be generated in connection with our loans and recognized as earned in accordance with generally accepted accounting principles (“GAAP”).

The following table sets forth the components of interest and fee income for the three months and nine months ended September 30, 2026 and 2025:

	For the three months ended		For the nine months ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Interest and fee income
Cash interest income	$12,248,147	$11,590,793	$35,432,177	$36,856,309
Accretion of OID (amortization of premium, net)	426,529	853,264	1,436,370	1,538,765
Paid-in-kind interest income	2,510,575	1,224,207	6,181,061	4,239,173
Other fee income[1]	273,488	1,582,603	2,792,842	4,225,970
Total	$15,458,739	$15,250,866	$45,842,450	$46,860,217

(1)
Other fee income includes prepayment fees, make-whole fees, exit/success fees, and/or other upfront fees on loans for which the fair value option was elected, which are included in interest income on the Consolidated Statements of Income.

Our loans bear interest rates that are either fixed or determined periodically on the basis of U.S. Prime Rate (“Prime”) or Secured Overnight Financing Rate (“SOFR”) plus a premium. Loans which bear interest on either Prime or SOFR are collectively referred to as "Floating-rate loans". The below table summarizes changes in Prime and SOFR since September 30, 2025:

Prime Rate

Effective Date	Rate(1)
September 17, 2026	7.00%
December 11, 2025	6.75%
October 30, 2025	7.00%
September 18, 2025	7.25%

(1)
Rate obtained from the Wall Street Journal’s “Bonds, Rates & Yields” table.

SOFR Rate

Effective Date	Rate(1)
September 30, 2026	3.90%
June 30, 2026	3.68%
March 31, 2026	3.68%
December 31, 2025	3.87%
September 30, 2025	4.45%

(1)
Rate obtained from the Federal Reserve Bank of New York's "Secured Overnight Financing Rate Data" table

The below table summarizes the gross interest income derived from fixed and floating-rate loans during the three months and nine months ended September 30, 2026 and 2025 based on portfolio composition as of the quarter end date.

For the three months ended September 30, 2026
	Interest income	Percentage of loans held for investment
Fixed-rate loans	$5,325,791	34.5%
Floating-rate loans	10,132,948	65.5%
Total	$15,458,739	100.0%

For the three months ended September 30, 2025
	Interest income	Percentage of loans held for investment
Fixed-rate loans	$5,772,565	37.9%
Floating-rate loans	9,478,301	62.1%
Total	$15,250,866	100.0%

For the nine months ended September 30, 2026
	Interest income	Percentage of loans held for investment
Fixed-rate loans	$17,649,219	39.5%
Floating-rate loans	28,193,231	60.5%
Total	$45,842,450	100.0%

For the nine months ended September 30, 2025
	Interest income	Percentage of loans held for investment
Fixed-rate loans	$17,736,936	37.9%
Floating-rate loans	29,123,281	62.1%
Total	$46,860,217	100.0%

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

Income Taxes

We are a Maryland corporation that elected to be taxed as a REIT under the Code, commencing with the taxable period ended December 31, 2021. We believe that we qualify as a REIT and that our method of operation will enable us to continue to qualify as a REIT. However, no assurances can be given that our beliefs or expectations will be fulfilled, since qualification as a REIT depends on us satisfying numerous asset, income and distribution tests, which depend, in part, on our operating results.

To qualify as a REIT, we must meet a number of organizational and operational requirements, including a requirement that we distribute annually to our stockholders at least 90% of our REIT taxable income prior to the deduction for dividends paid. To the extent that we distribute less than 100% of our REIT taxable income in any tax year (taking into account any distributions made in a subsequent tax year under Sections 857(b)(9) or 858 of the Code), we will pay tax at regular corporate rates on that undistributed portion. Furthermore, if we distribute less than the sum of 1) 85% of our ordinary income for the calendar year, 2) 95% of our capital gain net income for the calendar year, and 3) any undistributed shortfall from our prior calendar year (the “Required Distribution”) to our stockholders during any calendar year (including any distributions declared by the last day of the calendar year but paid in the subsequent year), then we are required to pay a non-deductible excise tax equal to 4% of any shortfall between the Required Distribution and the amount that was actually distributed. The 90% distribution requirement does not require the distribution of net capital gains. However, if we elect to retain any of our net capital gain for any tax year, we must notify our stockholders and pay tax at regular corporate rates on the retained net capital gain. Our stockholders must include their proportionate share of the retained net capital gain in their taxable income for the tax year, and they are deemed to have paid the REIT’s tax on their proportionate share of the retained capital gain. Furthermore, such retained capital gain may be subject to the nondeductible 4% excise tax. If it is determined that our estimated current year taxable income will be in excess of estimated dividend distributions (including capital gain dividend) for the current year from such income, we will accrue excise tax on estimated excess taxable income as such taxable income is earned. The annual expense is calculated in accordance with applicable tax regulations. Excise tax expense, if any, is included in the line item, income tax expense. For the nine months ended September 30, 2026 and 2025, we did not incur excise tax expense.

Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 740 - Income Taxes (“ASC 740”), prescribes a recognition threshold and measurement attribute for the consolidated financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. We have analyzed our various federal and state filing positions and believe that our income tax filing positions and deductions are documented and supported as of September 30, 2026 and 2025. Based on our evaluation, there is no reserve for any uncertain income tax positions. Accrued interest and penalties, if any, are included within other liabilities in the consolidated balance sheets.

Portfolio Composition and Investment Activity

Portfolio Overview

As of September 30, 2026 our loan portfolio included 28 loans held for investment, with an aggregate of $427.6 million in principal outstanding. Our loans are generally classified as held for investment and carried at amortized cost on the consolidated balance sheets. Such loans are generally secured by real estate, equipment, licenses, intellectual property and other assets of the borrowers to the extent permitted by the applicable laws and the regulations governing such borrowers. The below table summarizes the total outstanding principal and carrying value, net of current expected credit loss reserves as of September 30, 2026 and December 31, 2025:

	As of September 30, 2026
	Outstanding Principal	Original Issue Discount	Carrying Value	Weighted Average Remaining Life (Years) (1)
Loans held for investment	$427,611,325	$(4,011,636)	$423,599,689	2.1
Current expected credit loss reserve	-	-	(12,281,248)
Total loans held at carrying value, net	$427,611,325	$(4,011,636)	$411,318,441

	As of December 31, 2025
	Outstanding Principal	Original Issue Discount	Carrying Value	Weighted Average Remaining Life (Years) (1)
Loans held for investment	$411,075,088	$(2,119,521)	$408,955,567	2.2
Current expected credit loss reserve	-	-	(5,062,785)
Total loans held at carrying value, net	$411,075,088	$(2,119,521)	$403,892,782
(1)
Weighted average remaining life is calculated based on the carrying value of the loans as of September 30, 2026 and December 31, 2025, respectively.

As of September 30, 2026 and December 31, 2025, our loan portfolio had a weighted-average yield-to-maturity internal rate of return (“YTM IRR”) of 15.1% and 16.3%, respectively, and was substantially secured by real estate and, with respect to certain of our loans, substantially all assets of the borrowers and certain of their subsidiaries, including equipment, receivables, and licenses. YTM IRR is calculated using various inputs, including (i) cash and paid-in-kind (“PIK”) interest, which is capitalized and added to the outstanding principal balance of the applicable loan, (ii) original issue discount (“OID”), (iii) amortization, (iv) unused fees, and (v) exit fees. Certain of our loans have extension or amendment fees, which are not included in our YTM IRR calculations, but may increase YTM IRR if such extension options are exercised by borrowers.

Our loans bear interest rates that are either fixed or determined periodically on the basis of Prime or SOFR plus a premium. Loans which bear interest on either Prime or SOFR are collectively referred to as "Floating-rate loans". The below table summarizes our portfolio of loans held for investment by rate type as of September 30, 2026 and December 31, 2025:

	As of September 30, 2026
	Total Principal	Original Issue Discount	Carrying Value	Percentage of loans held for investment
Fixed-rate loans	$168,806,392	$(444,696)	$168,361,696	39.5%
Floating-rate loans	258,804,933	(3,566,940)	255,237,993	60.5%
Total	$427,611,325	$(4,011,636)	$423,599,689	100.0%

	As of December 31, 2025
	Total Principal	Original Issue Discount	Carrying Value	Percentage of loans held for investment
Fixed-rate loans	$154,680,286	$(803,019)	$153,877,267	37.6%
Floating-rate loans	256,394,802	(1,316,502)	255,078,300	62.4%
Total	$411,075,088	$(2,119,521)	$408,955,567	100.0%

As of September 30, 2026, we held one loan at fair value with a principal balance of $41 million, which bears a floating rate. As of December 31, 2025, none of our loans were held at fair value.

Our floating-rate loans typically include a Prime or SOFR interest rate floor that is generally set at the prevailing Prime or SOFR rate, as applicable, on the date of origination. As of September 30, 2026 and December 31, 2025 none of our loans were subject to an interest rate ceiling. We typically include an interest rate floor with our floating rate loans in order to provide us with protection against decreases in interest rates. As of September 30, 2026 and December 31, 2025, 60.5% and 58.2% of our loans were subject to an interest rate floor. As of September 30, 2026 and December 31, 2025, our portfolio had the following interest rate floors:

	As of September 30, 2026			As of December 31, 2025
Rate Floor	Outstanding Principal	Weighted Average Cash Coupon	Percentage of Portfolio	Outstanding Principal	Weighted Average Cash Coupon	Percentage of Portfolio
8.50%	$-	0.0%	0.0%	$44,642,571	13.3%	10.9%
8.00%	1,200,000	15.5%	0.3%	1,380,000	15.5%	0.3%
7.50%	58,597,127	13.9%	13.7%	62,121,045	14.1%	15.1%
7.00%	91,711,559	10.7%	21.4%	89,852,341	10.7%	21.9%
6.75%	14,933,188	10.4%	3.5%	-	0.0%	0.0%
6.25%	-	0.0%	0.0%	15,771,067	13.3%	3.8%
4.00%	54,237,511	10.9%	12.7%	20,427,778	12.5%	5.0%
3.72%	4,414,048	13.8%	1.0%	5,000,000	14.0%	1.2%
3.65%	4,000,000	11.0%	0.9%	-	0.0%	0.0%
3.50%	13,500,000	14.6%	3.2%	-	0.0%	0.0%
3.25%	16,211,500	10.0%	3.8%	-	0.0%	0.0%
0.00%	-	0.0%	0.0%	17,200,000	13.3%	4.2%
Fixed-rate	168,806,392	9.3%	39.5%	154,680,286	11.9%	37.6%
	$427,611,325	10.8%	100.0%	$411,075,088	12.3%	100.0%

The following tables present changes in loans held for investment at carrying value as of and for the nine months ended September 30, 2026 and 2025:

	Principal	Original Issue Discount	Current Expected Credit Loss Reserve	Carrying Value
Balance at December 31, 2025	$411,075,088	$(2,119,521)	$(5,062,785)	$403,892,782
Purchase of investments	87,303,423	(3,580,148)	-	83,723,275
Principal repayment of loans	(76,557,919)	-	-	(76,557,919)
Accretion of original issue discount	-	1,688,033	-	1,688,033
Capitalized PIK Interest	6,021,655	-	-	6,021,655
Sale of loans	(230,922)	-	-	(230,922)
Increase in provision for current expected credit losses	-	-	(7,218,463)	(7,218,463)
Balance at September 30, 2026	$427,611,325	$(4,011,636)	$(12,281,248)	$411,318,441

	Principal	Original Issue Discount	Current Expected Credit Loss Reserve	Carrying Value
Balance at December 31, 2024	$404,721,554	$(2,244,508)	$(4,346,869)	$398,130,177
Purchase of investments	60,370,807	(1,365,731)	-	59,005,076
Principal repayment of loans	(69,516,982)	-	-	(69,516,982)
Accretion of original issue discount	-	1,712,969	-	1,712,969
Capitalized PIK Interest	4,373,113	-	-	4,373,113
Increase in provision for current expected credit losses	-	-	(644,119)	(644,119)
Balance at September 30, 2025	$399,948,492	$(1,897,270)	$(4,990,988)	$393,060,234

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

The risk ratings are primarily determined based on current and historical performance metrics specific to each portfolio company, as well as consideration of future economic conditions and each borrower’s estimated ability to meet debt service requirements. The risk ratings shown in the following table as of September 30, 2026 and December 31, 2025 consider borrower specific credit history and performance and reflect a quarterly re-evaluation of overall current macroeconomic conditions affecting the Company’s borrowers, specifically those designated as held for investment. The below table presents the categorization of our loan portfolio on the above rating scale, at carrying value as of September 30, 2026 and December 31, 2025:

	As of September 30, 2026		As of December 31, 2025
Risk Rating	Carrying Value	Percentage of Portfolio	Carrying Value	Percentage of Portfolio
1	$-	0.0%	$17,200,000	4.2%
2	186,953,652	44.1%	170,771,521	41.8%
3	191,099,895	45.1%	201,201,645	49.2%
4	38,919,333	9.2%	19,782,401	4.8%
5	6,626,809	1.6%	-	0.0%
	$423,599,689	100.0%	$408,955,567	100.0%

Recent Developments During the Third Quarter of 2026

Updates to Our Loan Portfolio during the Third Quarter of 2026

During the period from July 1, 2026 through September 30, 2026, we advanced approximately $22.5 million of principal, excluding capitalized PIK interest and fees, to new and existing borrowers under delayed draw and revolving loan facilities. Additionally, we received approximately $9.4 million of repayments, comprised of $3.8 million in scheduled amortization payments, $2.4 million in partial prepayments and $3.2 million from full repayments. A brief description of certain investment activities are described below:

In July 2026, the Company entered into Loan Agreements with Koach, pursuant to which the Company issued 4,306,754 shares of its common stock, par value $0.01 per share, at a price of $14.53 per share in exchange for 32 individual second lien promissory notes issued by Koach with an aggregate principal amount of approximately $62.5 million. See Note 10 for additional information.

In July 2026, the Company acquired a $4.0 million term loan (Loan #52). The loan bears interest at SOFR plus 7.35% and has a three year maturity.

In July 2026, Loan #34 was amended to extend the maturity date to March 31, 2027. No other terms of the loan were modified in connection with this amendment.

In August 2026, following the completion of a public sale of collateral under Article 9 of the Uniform Commercial Code, the Company extinguished the original Loan #2b. In satisfaction of the original loan, the Company received its pro rata share, approximately $4.1 million, of a new $19.8 million senior secured first lien term loan to HoldCo and its subsidiaries (the "New Term Loan"). The New

Term Loan bears interest at a fixed rate of 9.50%, with an option for the borrower to pay interest in kind, and matures on August 17, 2028. See Note 8 for additional information.

In September 2026, Loan #8 was amended to extend the maturity date to December 31, 2026. No other terms of the loan were modified in connection with this amendment.

In September 2026, one of the Koach Notes was repaid in full. The corresponding exit fee associated with the repayment was recorded directly as an increase to additional paid-in capital. See Note 10 for additional information.

In September 2026, the Company acquired a $13.5 million term loan (Loan #53). The loan bears interest at SOFR plus 10.88% and has a four year maturity.

In September 2026, the Company sold approximately $0.23 million of the principal of Loan #12. The Company received cash proceeds of approximately $0.46 million, equal to 2.0 times the principal balance sold. See Note 8 for additional information.

Proposed Merger with Chicago Atlantic BDC, Inc.

On June 17, 2026, we entered into an Agreement and Plan of Merger with LIEN pursuant to which the Company will elect to be regulated as a business development company under the Investment Company Act of 1940, as amended (the "Investment Company Act"), and merge with and into LIEN, with LIEN as the surviving company and continuing to trade on NASDAQ under the symbol “LIEN.” REFI stockholders will receive shares of LIEN common stock based on an Exchange Ratio determined by the relative adjusted net asset values per share of the Company and LIEN shortly before closing. The Merger, which is subject to stockholder approvals, regulatory approvals, effectiveness of a Form N-14 registration statement filed by LIEN on July 31, 2026, which contains a joint proxy statement/prospectus, and other customary conditions, is currently expected to close before the deadline of June 30, 2027. There can be no assurance that the Merger will be completed on the anticipated terms or timing, or at all. See Note 16 to the consolidated financial statements.

Subsequent Updates to Our Loan Portfolio during the Fourth Quarter of 2026

During the period from October 1, 2026 through November 10, 2026, we advanced approximately $3.2 million of principal to existing borrowers. Additionally, we received approximately $2.3 million of repayments, comprised of $2.1 million of scheduled amortization payments and $0.2 million of unscheduled principal payments.

Private Placement of Common Stock

On July 9, 2026, the Company entered into a Loan Agreement with Koach, pursuant to which the Company issued 4,306,754 shares of its common stock at a price of $14.53 per share in a private placement, in exchange for second-lien promissory notes issued by Koach with an aggregate principal amount of approximately $62.5 million. The shares issued represent approximately 16.8% of the Company’s common stock outstanding immediately after giving effect to the issuance. The Koach Notes are secured by mortgages on 32 retail and related properties leased to cannabis operators, bear interest at an aggregate rate of 12.0% per annum (10.0% cash and 2.0% payable in kind), provide for an exit fee of up to 2.5x the commitment amount of each Note, and have a weighted average remaining life of approximately 11.8 years. The shares issued in connection with the transaction will be reflected in the inputs used to determine the Exchange Ratio for the Merger. See Notes 2, 8 and 10 to the consolidated financial statements.

Because the Koach Notes were received in exchange for our common stock, GAAP requires that they be presented as a deduction from stockholders’ equity rather than as loans held for investment, and that the interest and fees we earn on them be recorded directly in stockholders’ equity rather than as interest income. As a result, the Koach Notes are not included in our loan portfolio, total assets or CECL reserve, the related income is not included in net income, net income per share or Distributable Earnings as previously defined, and the 4,306,754 shares issued to Koach reduce our GAAP book value per share. During the period from July 9, 2026 through September 30, 2026, we received approximately $2.3 million of cash interest and exit fees on the Koach Notes, which was credited to notes receivable from stockholders and is presented within financing activities in our consolidated statement of cash flows, and approximately $288 thousand of paid-in-kind interest was added to the principal balance of the Koach Notes.

To assist investors in evaluating the economic effect of the transaction, we have (i) modified our definition of Distributable Earnings to include the income earned on the Koach Notes, which is included in our REIT taxable income, and (ii) presented a reconciliation of GAAP book value per share to adjusted book value per share on an as-paid basis. See “—Non-GAAP Measures and Key Financial Measures and Indicators” below.

Dividends Declared Per Share

During the three months ended September 30, 2026, we declared an ordinary cash dividend of $0.47 per share of our common stock, relating to the third quarter of 2026, which was paid on October 15, 2026 to stockholders of record as of the close of business on September 30, 2026. The total amount of the cash dividend payment was approximately $12.0 million.

The payment of this dividend is not indicative of our ability to pay such dividends in the future.

During the three months and nine months ended September 30, 2026, the Company paid approximately $0 and $1.0 million of accrued dividends, respectively relating to restricted stock awards which vested to common shares during the period.

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

While we believe the principal amounts of our loans are generally adequately protected by underlying collateral value, there is a risk that we will not realize the entire principal value of certain loans, particularly those not fully collateralized by real estate. In order to mitigate that risk, our loans are generally collateralized by other assets, such as equipment, receivables, licenses or other assets of the borrowers to the extent permitted by applicable laws and regulations. In addition, we seek to impose strict loan covenants and seek personal or corporate guarantees for additional protection. As of September 30, 2026, 39.6% of our portfolio is fully secured by real estate, and 6.7% has no real estate collateral. Our portfolio on average had real estate collateral coverage of 0.9x as of September 30, 2026. Our loans are generally secured by equity pledges of the borrower and all asset liens and our portfolio had a weighted average loan to enterprise value ratio of 45.5%. As of September 30, 2025, 66.0% of our portfolio was fully secured by real estate and 5.6% had no real estate collateral. Our portfolio on average had real estate collateral coverage of 1.2x as of September 30, 2025, and a weighted average loan to enterprise value ratio of 43.5%.

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

The April 2026 order represents a significant shift in federal policy and is expected to be followed by additional administrative proceedings addressing the rescheduling of adult use cannabis. The DEA commenced an administrative hearing on June 29, 2026 to consider whether marijuana generally, including cannabis intended for adult-use markets, should be transferred from Schedule I to Schedule III, and further rulemaking, interpretive guidance, or enforcement policy statements may be issued thereafter. The evidentiary phase of that hearing concluded on July 15, 2026, and the participants, including the DEA, filed post-hearing briefs on August 17, 2026. On September 29, 2026, the presiding administrative law judge stayed the proceeding following a motion by certain participants seeking to supplement the record with a report issued by the U.S. Government Accountability Office concerning federal drug scheduling procedures. On October 22, 2026, the administrative law judge declined to reopen the hearing record for additional testimony or discovery, admitted the report into the administrative record, and authorized supplemental briefing, with initial briefs due October 29, 2026 and reply briefs due November 5, 2026. Supplemental briefing concluded on November 5, 2026, and the administrative law judge is expected to issue a recommended decision to the Administrator of the DEA, who retains authority over any final determination. No statutory deadline governs the issuance of the recommended decision or any subsequent determination by the Administrator. As a result, the scope, implementation, and practical effects of the adult use rescheduling action remain subject to ongoing administrative review and uncertainty.

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

As of the date of this Quarterly Report, no final regulatory framework has been established with respect to cannabis rescheduling beyond the April 2026 order, and no formal action has been taken to reclassify or de-schedule adult-use cannabis. While federal authorities have initiated additional administrative proceedings, including the June 2026 DEA hearing, in which no recommended decision has been issued, the outcome, timing, and scope of any further actions remain uncertain.

Results of Operations

Comparison of the three months ended September 30, 2026 and 2025

	For the three months ended September 30,		Variance
	2026	2025	Amount	%
Revenues
Interest income	$15,458,739	$15,250,866	$207,873	1%
Interest expense	(2,988,906)	(1,565,592)	(1,423,314)	91%
Net interest income	12,469,833	13,685,274	(1,215,441)	-9%

Expenses
Management and incentive fees, net	1,549,623	1,435,071	114,552	8%
General and administrative expense	1,578,189	1,298,910	279,279	22%
Professional fees	639,784	530,880	108,904	21%
Stock based compensation	693,902	928,654	(234,752)	-25%
Provision for current expected credit losses	2,768,611	557,220	2,211,391	397%
Total expenses	7,230,109	4,750,735	2,479,374	52%
Change in unrealized gain on investment	18,964	-	18,964	100%
Realized gain on investment	232,037	-	232,037	100%
Gain on foreclosure, net	943,298	-	943,298	100%
Net Income before income taxes	6,434,023	8,934,539	(2,500,516)	-28%
Income tax expense	-	-	-	-
Net Income	$6,434,023	$8,934,539	$(2,500,516)	-28%

•
Interest income increased by approximately $0.2 million during the quarter ended September 30, 2026, compared to the quarter ended September 30, 2025. The increase was driven primarily by an increase in the total loan portfolio of $25.5 million period over period, which generated an additional $0.7 million of interest income. Further, the Company generated $1.3 million of additional PIK income during the third quarter of 2026 compared to 2025. These increases were offset by a decrease of $1.3 million in exit/success fees associated with the repayments and amendments of certain loans during the respective periods. During the third quarter of 2026, the Company recognized $0.2 million associated with amendments of its existing loans during the period. In the third quarter of 2025, the Company recognized $1.4 million related to amendments of its existing loans and $0.1 million of success fees on one of its loans. Further, interest income from acceleration of original issue discounts and other upfront fees generated approximately $0.4 million and $0.9 million of gross interest income during the three months ended September 30, 2026 and 2025, respectively. Finally, the weighted average YTM IRR on our portfolio decreased from 16.5% at September 30, 2025 to 15.1% at September 30, 2026, as a result of certain re-pricing amendments relating to de-risking of our portfolio and the impact of the 25 basis point prime rate decline on our floating rate portfolio during the comparative periods.
•
Interest expense increased by $1.4 million over the comparative period. The increase is driven primarily by an increase in the weighted average outstanding balance on the Revolving Loan, which was approximately $95.5 million and $14.0 million, as of September 30, 2026 and 2025, respectively.
•
Management and incentive fees payable to our Manager slightly increased over the comparative period. Management fees were approximately $1.2 million for the three months ended September 30, 2026 and 2025. The origination fee offsets in the three months ended September 30, 2026 were $236 thousand, compared to approximately $83 thousand for the three months ended September 30, 2025. Incentive fees were approximately $0.6 million for the three months ended September 30, 2026, compared to $0.3 million for the three months ended September 30, 2025.
•
General and administrative expenses and professional fees increased by approximately $388 thousand for the three months ended September 30, 2026, as compared to the three months ended September 30, 2025. The increase was primarily due to an increase in overhead reimbursements for costs incurred by the Manager on behalf of the Company, which were approximately $1.3 million for the three months ended September 30, 2026, compared to approximately $1.2 million for the three months ended September 30, 2025. Further, there was an increase in insurance and valuation expenses of $180 thousand over the comparative periods.
•
Stock based compensation expense decreased slightly by approximately $0.2 million for the three months ended September 30, 2026, as compared to the three months ended September 30, 2025. The decrease over the comparative period is driven by lower grant-date fair value on 2026 awards and by the vesting of higher-value awards from prior years.
•
During the current period, the Company sold a portion of one loan and recognized a net gain on the foreclosure of another, for a combined gain of approximately $1.2 million. During the prior period, there were no sales of investments or any foreclosures. See Note 8 for additional information.
•
The quarterly increase in the CECL reserve results from a combination of changes in portfolio composition driven by new originations and repayments, as well as portfolio company specific events and credit quality changes that impacted expected loss estimates. The key drivers of the change in the CECL reserve during the comparative period are outlined below:
o
During the three months ended September 30, 2026, the Company recorded reserves on new originations of approximately $0.1 million. We had no full repayments during the three months ended September 30, 2026.
o
The CECL reserve relating to loans with a risk rating of "2" and "3" was $5.8 million or 1.5% of outstanding principal of such loans, as of September 30, 2026 and $4.6 million or 1.2% of outstanding principal of such loans, as of June 30, 2026. Management notes that loans risk rated "2" and "3" are generally deemed to be performing loans and generally carry similar CECL reserves.
o
The CECL reserve for loans included in risk rating "4" was $5.2 million or 13.5% of outstanding principal of such loans, as of September 30, 2026 and $3.0 million or 7.4% of outstanding principal of such loans, as of September 30, 2025. Loans that are risk rated "4" are high risk for potential loss and require regular monitoring.
o
Loans remaining on non-accrual for the three months ended September 30, 2026, specifically Loan #4 and Loan #34, the CECL reserve increased $0.1 million compared to June 30, 2026. When the loans were placed on non-accrual status in December 2025, an aggregate of $0.9 million of accrued interest receivable was reversed. The non-performing nature of these loans as of September 30, 2026 is a key input to the Company's CECL analysis.
o
Loan #36 CECL reserve increased $1.6 million during the three months ended September 30, 2026. LTV increased to 126.1% as of September 30, 2026 from 107.2% as of June 30, 2026, primarily due to a decrease in the borrower’s enterprise value during the three months ended September 30, 2026. Management kept Loan #36 on accrual status as of September 30, 2026.

Comparison of the nine months ended September 30, 2026 and 2025

	For the nine months ended September 30,		Variance
	2026	2025	Amount	%
Revenues
Interest income	$45,842,450	$46,860,217	$(1,017,767)	-2%
Interest expense	(7,413,885)	(5,708,022)	(1,705,863)	30%
Net interest income	38,428,565	41,152,195	(2,723,630)	-7%

Expenses
Management and incentive fees, net	4,873,446	5,103,561	(230,115)	-5%
General and administrative expense	4,258,697	3,766,140	492,557	13%
Professional fees	1,638,417	1,503,939	134,478	9%
Stock based compensation	2,516,834	2,459,094	57,740	2%
Provision for current expected credit losses	7,157,756	631,233	6,526,523	1034%
Total expenses	20,445,150	13,463,967	6,981,183	52%
Change in unrealized (loss)/gain on investment	(411,036)	165,000	(576,036)	NM
Realized gain on investment	232,037	-	232,037	100%
Gain on foreclosure, net	943,298	-	943,298	100%
Net Income before income taxes	18,747,714	27,853,228	(9,105,514)	-33%
Income tax expense	-	-	-	-
Net Income	$18,747,714	$27,853,228	$(9,105,514)	-33%

•
Interest income decreased by approximately $1.0 million during the period ended September 30, 2026, compared to the period ended September 30, 2025. The decrease was driven primarily by a decrease of $1.4 million in exit/success fees associated with the repayments and amendments of certain loans during the respective periods. Interest income from acceleration of original issue discounts and other upfront fees generated approximately $1.4 million and $1.5 million of gross interest income during the nine months ended September 30, 2026 and 2025, respectively. Additionally, the weighted average YTM IRR on our portfolio decreased from 16.5% at September 30, 2025 to 15.1% at September 30, 2026, as a result of certain re-pricing amendments relating to de-risking of our portfolio and the impact of the 25 basis point prime rate decline on our floating rate portfolio during the comparative periods, resulting in a $1.4 million decrease in cash interest income, offset by an additional $1.9 million in PIK interest income.
•
Interest expense increased over the comparative period. The increase is driven primarily by an increase in the weighted average outstanding balance on the Revolving Loan, which was approximately $95.5 million and $14.0 million, as of September 30, 2026 and 2025, respectively.
•
Management and incentive fees payable to our Manager slightly decreased over the comparative period. Management fees were approximately $3.6 million for the nine months ended September 30, 2026 compared to $3.7 million in 2025. The origination fee offsets in the nine months ended September 30, 2026 were $343 thousand, compared to approximately $219 thousand for the nine months ended September 30, 2025. Incentive fees were approximately $1.6 million for the nine months ended September 30, 2026, compared to $1.7 million for the nine months ended September 30, 2025.
•
General and administrative expenses and professional fees increased by approximately $0.6 million for the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025. The increase was primarily due to an increase in overhead reimbursements for costs incurred by the Manager on behalf of the Company, which were approximately $3.7 million for the nine months ended September 30, 2026 compared to $3.5 million during the nine months ended September 30, 2025. Further, there was an increase in insurance expenses, fund administration fees, and valuation expenses of $244 thousand, partially offset by net decreases in other professional fee expenses.

•
Stock based compensation expense increased slightly by approximately $0.1 million for the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025. The increase over the comparative period is driven by the incremental expense recognized on the 229,764 restricted stock awards granted during 2026, which had not been granted as of September 30, 2025.
•
During the current period, the Company sold a portion of one loan and recognized a net gain on the foreclosure of another, for a combined gain of approximately $1.2 million. During the prior period, there were no sales of investments or any foreclosures. See Note 8 for additional information.
•
The year over year increase in the CECL reserve results from a combination of changes in portfolio composition driven by new originations and repayments, as well as portfolio company specific events and credit quality changes that impacted expected loss estimates. The key drivers of the change in the CECL reserve during the comparative period are outlined below:
o
During the nine months ended September 30, 2026, the Company recorded reserves on new originations of approximately $3.0 million, which were offset by $1.1 million of reserves which existed at September 30, 2025 and were reversed as a result of full loan repayments. The net effect of new originations and full repayments on the CECL reserve was approximately a $1.9 million increase.
o
The CECL reserve relating to loans with a risk rating of "2" and "3" was $5.8 million or 1.5% of outstanding principal of such loans, as of September 30, 2026 and $2.0 million or 0.6% of outstanding principal of such loans, as of September 30, 2025. Management notes that loans risk rated "2" and "3" are generally deemed to be performing loans and generally carry similar CECL reserves.
o
The CECL reserve for loans included in risk rating "4" was $5.2 million or 13.5% of outstanding principal of such loans, as of September 30, 2026 and $3.0 million or 7.4% of outstanding principal of such loans, as of September 30, 2025. Loans that are risk rated "4" are high risk for potential loss and require regular monitoring.
o
Loans remaining on non-accrual for the nine months ended September 30, 2026, specifically Loan #4 and Loan #34, resulted in a $1.2 million increase to the CECL reserve compared to September 30, 2025. When the loans were placed on non-accrual status in December 2025, an aggregate of $0.9 million of accrued interest receivable was reversed. The non-performing nature of these loans as of September 30, 2026 is a key input to the Company's CECL analysis.
o
Loan #36 CECL reserve increased $3.2 million during the nine months ended September 30, 2026. LTV increased to 126.1% as of September 30, 2026 from 65.3% as of December 31, 2025. The Company collected all past due interest in early April 2026 and Management kept Loan #36 on accrual status as of September 30, 2026.

Non-GAAP Measures and Key Financial Measures and Indicators

As a commercial mortgage real estate investment trust, we believe the key financial measures and indicators for our business are Distributable Earnings, Adjusted Distributable Earnings, book value per share, adjusted book value per share (as-paid basis), and dividends declared per share.

Distributable Earnings and Adjusted Distributable Earnings

In addition to using certain financial metrics prepared in accordance with GAAP to evaluate our performance, we also use Distributable Earnings and Adjusted Distributable Earnings to evaluate our performance. Each of Distributable Earnings and Adjusted Distributable Earnings is a measure that is not prepared in accordance with GAAP. We define Distributable Earnings as, for a specified period, the net income (loss) computed in accordance with GAAP, excluding (i) non-cash equity compensation expense, (ii) depreciation and amortization, (iii) any unrealized gains, losses or other non-cash items recorded in net income (loss) for the period; provided that Distributable Earnings does not exclude, in the case of investments with a deferred interest feature (such as OID, debt instruments with PIK interest and zero coupon securities), accrued income that we have not yet received in cash, (iv) provision for current expected credit losses and (v) one-time events pursuant to changes in GAAP and certain non-cash charges, in each case after discussions between our Manager and our independent directors and after approval by a majority of such independent directors, and including (vi) beginning with the three months ended September 30, 2026, interest income (including paid-in-kind interest), exit fees, and other amounts earned under the Koach Notes that, under GAAP, are recorded directly in stockholders' equity rather than in net income, as described below. We define Adjusted Distributable Earnings, for a specified period, as Distributable Earnings excluding certain non-recurring organizational expenses (such as one-time expenses related to our formation and start-up).

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

Inclusion of income on the Koach Notes; Beginning with the three months ended September 30, 2026, Distributable Earnings includes the interest income (including paid-in-kind interest), exit fees and other amounts earned under the Koach Notes. As described in Notes 2 and 10 to our consolidated financial statements, because the Koach Notes were received as consideration for the issuance of our common stock, GAAP requires that they be presented as a deduction from stockholders’ equity and that the income earned on them be recorded directly in stockholders’ equity rather than in net income within the consolidated financial statements. For U.S. federal income tax purposes, however, the Koach Notes are real estate assets held by us and the income earned on them is included in our REIT taxable income, which we are required to distribute to maintain our REIT qualification. Because the shares issued to Koach are included in our weighted average shares outstanding and participate in our dividends, we believe that excluding the corresponding income would cause Distributable Earnings to understate the earnings available for distribution and would impair its usefulness as an indicator of our REIT taxable income and dividends. The adjustment is limited to amounts contractually earned under the Koach Notes during the period, is separately presented in the reconciliation below, and was approved by a majority of our independent directors. The amount of the adjustment is the same for the three and nine months ended September 30, 2026 because the Koach Notes were received on July 9, 2026; no comparable amounts existed in prior periods, and accordingly prior period amounts have not been recast.

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

The following table provides a reconciliation of GAAP net income to Distributable Earnings and Adjusted Distributable Earnings:

	Three months ended		Nine months ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Net Income	$6,434,023	$8,934,539	$18,747,714	$27,853,228
Adjustments to net income
Stock based compensation	693,902	928,654	2,516,834	2,459,094
Amortization of debt issuance costs	85,247	101,729	252,662	322,186
Provision for current expected credit losses	2,768,611	557,220	7,157,756	631,233
Other adjustments (1)	2,601,276	-	2,601,276	-
Change in unrealized (loss)/gain on investment	(18,964)	-	411,036	(165,000)
Distributable Earnings	$12,564,095	$10,522,142	$31,687,278	$31,100,741
Basic weighted average shares of common stock outstanding (in shares)	25,246,865	21,074,771	22,538,494	20,979,467
Basic Distributable Earnings per Weighted Average Share	$0.50	$0.50	$1.41	$1.48
Diluted weighted average shares of common stock outstanding (in shares)	25,646,135	21,485,776	22,963,290	21,413,422
Diluted Distributable Earnings per Weighted Average Share	$0.49	$0.49	$1.38	$1.45

(1) Represents interest income (including paid-in-kind interest of $0.3 million), exit fees and other amounts earned under the Koach Notes for the period from July 9, 2026 through September 30, 2026 that, under GAAP, are recorded directly in stockholders’ equity rather than in net income. See Notes 2 and 10 to our consolidated financial statements. Basic and diluted weighted average shares outstanding include the 4,306,754 shares issued to Koach from July 9, 2026.

Book Value Per Share

The book value per share of our common stock as of September 30, 2026 and December 31, 2025 computed in accordance with GAAP as stockholders' equity divided by shares of common stock outstanding, was approximately $11.81 and $14.60, respectively.

GAAP book value per share as of September 30, 2026 reflects the 4,306,754 shares of common stock issued to Koach on July 9, 2026 in the denominator, but, as described in Notes 2 and 10 to our consolidated financial statements, excludes the Koach Notes received in exchange for those shares from total stockholders’ equity, because GAAP requires notes received in exchange for an entity’s own stock to be presented as a deduction from stockholders’ equity until collected in cash.

Adjusted Book Value per Share (As-Paid Basis)

In addition to GAAP book value per share, we present adjusted book value per share on an “as-paid” basis, which is a non-GAAP financial measure. We define adjusted book value (as-paid basis) as total stockholders’ equity computed in accordance with GAAP, plus the outstanding principal balance of the Koach Notes (including capitalized paid-in-kind interest and net of any principal repayments) and accrued and unpaid interest thereon that have been deducted from, or not yet recognized in, stockholders’ equity under GAAP. Adjusted book value per share (as-paid basis) is adjusted book value divided by the number of shares of common stock outstanding at period end, which is the same denominator used for GAAP book value per share. The measure presents our book value as if the Koach Notes had been repaid in full in cash as of the balance sheet date and does not reflect any estimate of the fair value or collectability of the Koach Notes, the exit fees that may become payable under them, or the fair value of our other assets and liabilities.

We believe adjusted book value per share (as-paid basis) is useful to investors because it reflects the capital contributed to us in the Koach transaction on the same basis as the shares issued, it is consistent with the manner in which the Koach Notes are treated for purposes of the Exchange Ratio under the Merger Agreement (which treats the Koach Notes as assets of the Company) and for purposes of our REIT asset tests, and it allows investors to compare our book value per share with that of prior periods and of other commercial mortgage REITs whose loans are recognized as assets. Management uses the measure in evaluating our capital position and the per-share effect of the Koach transaction. Adjusted book value per share (as-paid basis) should not be considered a substitute for GAAP book value per share, and our definition may not be comparable to similarly titled measures reported by other companies. The following table reconciles GAAP total stockholders’ equity and book value per share to adjusted book value and adjusted book value per share (as-paid basis):

	September 30, 2026	December 31, 2025
Total stockholders' equity	$302,652,028	$307,814,476
Common stock issued and outstanding	25,621,819	21,080,272
Book value per share	$11.81	$14.60

	September 30, 2026	December 31, 2025
Total stockholders' equity	$302,652,028	$307,814,476
Adjustments to total stockholders' equity:
Koach Notes - Notes receivable from stockholder	59,089,463	-
Adjusted total stockholders' equity (as-paid basis)	$361,741,491	$307,814,476
Common stock issued and outstanding	25,621,819	21,080,272
Adjusted book value per share (as-paid basis)	$14.12	$14.60

Liquidity and Capital Resources

Liquidity is a measure of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund our loan commitments, make distributions to our stockholders, and meet other general business needs. Our liquidity position is currently shaped by three factors: (i) the suspension of sales under our ATM program, (ii) restrictions on the issuance of equity securities under the Merger Agreement, and (iii) our obligation to distribute substantially all of our REIT taxable income. As a result, until the Merger is completed or the Merger Agreement is terminated, we expect to meet our liquidity needs primarily from cash on hand, borrowings under our Revolving Loan, and proceeds from principal repayments on our loan portfolio.

As of September 30, 2026, we had approximately $8.3 million of unrestricted cash and $23.1 million of available borrowing capacity under our Revolving Loan, for total immediately available liquidity of approximately $31.4 million.

Sources of liquidity. Our primary sources of liquidity over the next twelve months are expected to be (i) available borrowing capacity under our Revolving Loan and (ii) proceeds from principal repayments on our loans held for investment, including scheduled amortization, prepayments, and repayments at maturity. Availability under the Revolving Loan is subject to a borrowing base determined by eligible loans and compliance with financial covenants, and amounts available to us may decline if eligible collateral is repaid or becomes ineligible. The timing and amount of principal repayments depend on the performance of our borrowers and their ability to refinance, and may differ from contractual terms.

Cash from operations. Cash generated from our operations consists primarily of interest collected on our loan portfolio, net of interest expense, management and incentive fees, and general and administrative expenses.

Debt service. Over the next twelve months, we expect to pay approximately $4.5 million of interest on our $50.0 million of Unsecured Notes, which bear interest at a fixed rate of 9.0% per annum. Interest on the Revolving Loan accrues at a variable rate based on the prime rate plus an applicable margin, subject to a floor, and the amount of interest we pay will vary with our outstanding borrowings and changes in the prime rate.

Dividends. To maintain our qualification as a REIT, we must distribute annually at least 90% of our REIT taxable income, determined without regard to the dividends-paid deduction and excluding net capital gain. We intend to distribute between 90% and 100% of our REIT taxable income to our stockholders. On October 15, 2026, we paid a regular quarterly dividend of $0.47 per share, equal to an annualized rate of $1.88 per common share. We expect to distribute all of our net income, adjusted for the items that reconcile net income to Distributable Earnings, to our stockholders as dividends.

We believe that our cash on hand, available borrowing capacity under our Revolving Loan, and proceeds from principal repayments on our loan portfolio will be sufficient to fund our debt service, distributions, and other operating requirements for at least the next twelve months from the date of this filing.

Capital Markets

We may seek to raise further equity capital and issue debt securities in order to fund our future investments in loans. Our prior Shelf Registration Statement on Form S-3 became effective on January 19, 2023 (the "Previous Registration Statement") and expired on January 19, 2026. On January 16, 2026 we filed a replacement Shelf Registration Statement on Form S-3 (the “New Registration Statement"), to replace the Previous Registration Statement. We were permitted to continue to offer and sell securities under the Previous Registration Statement for a period of up to 180 days following its expiration or until the New Registration Statement was declared effective, whichever occurred first. That 180-day period expired on July 18, 2026, and as of the date of this Quarterly Report on Form 10-Q, the New Registration Statement has not been declared effective by the SEC. Accordingly, we do not currently have an effective shelf registration statement, and we are not currently able to conduct primary offerings of our securities under a shelf registration statement, including offerings under our ATM Program (as defined below). Once the New Registration Statement is declared effective, it will allow us to sell, from time to time in one or more offerings, up to $500 million of our securities, including common stock, preferred stock, debt securities, warrants and rights (including as part of a unit) to purchase shares of our common stock, preferred stock, or debt securities. The specifics of any future offerings, along with the use of proceeds of any securities offered, will be described in detail in a prospectus supplement, or other offering materials, at the time of any offering. We may also access liquidity through our ATM Program, which was established in June 2023 and amended in March 2025, pursuant to which we may sell, from time to time, up to $100.0 million of our common stock. Sales under the ATM Program are conducted pursuant to prospectus supplements filed under our shelf registration statement. Because the Previous Registration Statement has expired and the New Registration Statement has not been declared effective, sales under the ATM Program are currently suspended. Once the New Registration Statement is declared effective and a prospectus supplement is filed thereunder, we expect to be able to resume sales under the ATM Program, subject to the restrictions on equity issuances contained in the Merger Agreement.

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

During the nine months ended September 30, 2025, the Company sold an aggregate of 64,557 shares of the Company’s common stock under the Sales Agreements relating to our ATM Program at a weighted average price of $16.01 per share, generating net proceeds of approximately $1.0 million.

During the nine months ended September 30, 2026, the Company sold 0 shares of the Company’s common stock under the Sales Agreements.

Credit Facility

As of September 30, 2026, the Company had $23.1 million available and $94.4 million outstanding under the Revolving Loan (Note 7 of Part 1, Item 1 - Financial Information).

Notes Payable

As of September 30, 2026, no principal on the Unsecured Notes is due within the next 12 months, and the full $50.0 million principal balance is due upon the scheduled maturity in October 2028. Interest of approximately $4.5 million per year (9.00% on $50.0 million) is payable over the term of the notes.

Cash Flows

The following table sets forth changes in cash and cash equivalents for the nine months ended September 30, 2026 and 2025, respectively:

	For the nine months ended September 30,
	2026	2025
Net income	$18,747,714	$27,853,228
Adjustments to reconcile net income to net cash used in operating activities and changes in operating assets and liabilities	551,850	(5,579,543)
Net cash provided by operating activities	19,299,564	22,273,685
Net cash (used in)/provided by investing activities	(46,423,135)	16,011,906
Net cash provided by/(used in) financing activities	20,442,012	(35,765,502)
Change in cash and cash equivalents	(6,681,559)	2,520,089

Net Cash Provided by Operating Activities

For the nine months ended September 30, 2026 and 2025, we reported “Net cash provided by operating activities” of approximately $19.3 million and $22.3 million, respectively. Net cash provided by operating activities decreased approximately $3.0 million, primarily attributable to an increase in other receivables and assets of $1.5 million, a decrease in related party net payable of approximately $4.8 million related to timely collections of interest income, an increase in paid-in-kind interest of $1.6 million, cumulative gains of $1.2 million in 2026 compared to none in the prior period, and a decrease in net income over the comparable period of approximately $9.1 million. These decreases were offset by an increase in the interest reserve for applied interest payments of approximately $3.9 million, a decrease in interest receivable of $2.4 million consisting of certain 'past due' amounts, an increase in interest payable of approximately $1.4 million, an increase in stock based compensation of approximately $0.1 million, a $0.4 million unrealized loss on investments, compared to a $0.2 million gain over the comparable period, and an increase in accounts payable of $0.6 million period over period.

Net Cash (Used in)/Provided by Investing Activities

For the nine months ended September 30, 2026 and 2025, we reported “Net cash (used in)/provided by investing activities” of approximately $(46.4) million and $16.0 million, respectively.

For the nine months ended September 30, 2026 cash outflows primarily related to $83.7 million used for the origination and funding of loans held for investment and $40.7 million used for the origination and funding of loans held at fair value, partially offset by $77.5 million of cash received from the principal repayment of loans held for investment.

For the nine months ended September 30, 2025, cash outflows primarily related to $59.0 million used for the origination and funding of loans held for investment, partially offset by $69.5 million of cash received from the principal repayment of loans held for investment and $5.5 million of cash received from the principal repayment of loans held at fair value.

Net Cash Provided by/(Used in) Financing Activities

For the nine months ended September 30, 2026 and 2025, we reported “Net cash provided by/(used in) financing activities” of approximately $20.4 million and ($35.8) million, respectively.

For the nine months ended September 30, 2026, we reported cash inflows of approximately $45.3 million in net draws on our Revolving Loan and collections of interest and principal on notes receivable from stockholders of $6.1 million. These amounts were offset by approximately $30.8 million in dividends paid.

For the nine months ended September 30, 2025, we reported cash inflows of approximately $1.0 million related to proceeds received from sales of our common stock through the registered at-the-market offering and approximately $2.6 million in net repayments on our Revolving Loan, which were offset by $33.9 million in dividends paid.

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

The interest (including paid-in-kind interest) and fees earned under the Koach Notes are included in our REIT taxable income even though they are recorded directly in stockholders’ equity rather than in net income under GAAP. Accordingly, our REIT taxable income for 2026 is expected to exceed our GAAP net income, and our Board considers this income, together with Distributable Earnings as described above, in determining the amount of our dividends and the distributions required to maintain our REIT qualification.

The following table summarizes the Company’s dividends declared during the nine months ended September 30, 2026 and 2025, respectively.

	Record Date	Payment Date	Common Share Distribution Amount	Taxable Ordinary Income	Return of Capital	Section 199A Dividends
Regular cash dividend	3/31/2026	4/15/2026	$0.47	$0.47	$-	$0.47
Regular cash dividend	6/30/2026	7/15/2026	$0.47	$0.47	$-	$0.47
Regular cash dividend	9/30/2026	10/15/2026	$0.47	$0.47	$-	$0.47
Total cash dividend			$1.41	$1.41	-	$1.41

	Record Date	Payment Date	Common Share Distribution Amount	Taxable Ordinary Income	Return of Capital	Section 199A Dividends
Regular cash dividend	3/31/2025	4/15/2025	$0.47	$0.47	$-	$0.47
Regular cash dividend	6/30/2025	7/15/2025	$0.47	$0.47	$-	$0.47
Regular cash dividend	9/30/2025	10/15/2025	$0.47	$0.47	$-	$0.47
Total cash dividend			$1.41	$1.41	$-	$1.41

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

We consider historical loss experience, current conditions, and a reasonable and supportable forecast of the macroeconomic environment. We consider multiple datapoints and methodologies that may include likelihood of default and expected loss given default for each individual loan, valuations derived from discounted cash flows (“DCF”), and other inputs including the risk rating of the loan, how recently the loan was originated compared to the measurement date, and expected prepayment, if applicable. The measurement of expected credit losses under CECL is applicable to financial assets measured at amortized cost, and off-balance sheet credit exposures such as unfunded loan commitments.

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

To estimate the historical loan losses relevant to the Company’s portfolio, the Company evaluates its historical loan performance, which includes zero realized loan losses since the inception of its operations. Additionally, the Company analyzed its repayment history, noting it has limited portfolio turnover from the date of our initial public offering. However, the Company’s Sponsor and its affiliates have had operations for the past three fiscal periods and have made investments in similar loans that have similar characteristics including interest rate, collateral coverage, guarantees, and prepayment/make whole provisions, which fall into the pools identified above. Given the similarity of the structuring of the credit agreements for the loans in the Company’s portfolio to the loans originated by its Sponsor, management considered it appropriate to consider the past repayment history of loans originated by the Sponsor and its affiliates in determining the extent to which a CECL Reserve shall be recorded.

In addition, the Company reviews each loan on a quarterly basis and evaluates the borrower’s ability to pay the monthly interest and principal, if required, as well as the loan-to-value (LTV) ratio. When evaluating qualitative factors that may indicate the need for a CECL Reserve, the Company forecasts losses considering a variety of factors. In considering the potential current expected credit loss, the Manager primarily considers significant inputs to the Company’s forecasting methods, which include (i) key loan-specific inputs such as the value of the real estate collateral, liens on equity (including the equity in the entity that holds the state-issued license to cultivate, process, distribute, or retail cannabis), presence of personal or corporate guarantees, among other credit enhancements, LTV ratio, rate type (fixed or floating) and IRR, loan-term, geographic location, and expected timing and amount of future loan fundings, (ii) performance against the underwritten business plan and the Company’s internal loan risk rating, and (iii) a macro-economic forecast. Estimating the enterprise value of our borrowers in order to calculate LTV ratios is often a significant estimate. The Manager utilizes a third-party valuation appraiser to assist with the Company’s valuation process primarily using comparable transactions to estimate enterprise value of its portfolio companies and supplement such analysis with a multiple-based approach to enterprise value to revenue multiples of publicly-traded comparable companies obtained from sources such as Bloomberg and/or S&P Capital IQ as of September 30, 2026, to which the Manager may apply a private company discount based on the Company’s current borrower profile. These estimates may change in future periods based on available future macro-economic data and might result in a material change in the Company’s future estimates of expected credit losses for its loan portfolio.

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

All of the above assumptions, although made with the best available information at the time of the estimate, are subjective and actual activity may not follow the estimated schedule. These assumptions impact the future balances that the loss rate will be applied to and as such impact our CECL Reserve. As we acquire new loans and our Manager monitors loan and borrower performance, these estimates will be revised each period.

Accounting Policies and Estimates

As of September 30, 2026, other than the adoption of an accounting policy for common stock issued in exchange for notes receivable, as described in Note 2 to our consolidated financial statements (unaudited), there were no significant changes in the application of our accounting policies or estimates from those presented in our annual report on Form 10-K.

Refer to Note 2 to our consolidated financial statements for the nine months ended September 30, 2026, titled “Significant Accounting Policies” for information on recent accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Uncertainty with respect to the economic effects of political tensions in the United States and around the world has introduced significant volatility in the financial markets, and the effect of the volatility could materially impact our market risks, including those listed below. We are subject to certain financial market risks, including valuation risk, interest rate risk and credit risk.

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

We generally hold our investments as long-term loans classified as held for investment; however, we may occasionally classify some of our loans as held for sale. We may carry our loans at fair value or carrying value in our consolidated balance sheet. As of September 30, 2026, the Company held one loan that was carried at fair value within loans held at fair value in our consolidated balance sheets, with changes in fair value recorded through earnings. There were no such loans held as of December 31, 2025. We evaluate our loans on a quarterly basis and fair value is determined by our Manager's Investment Committee. We use an independent third-party valuation firm to provide input in the valuation of all of our unquoted investments, which we consider along with various other subjective and objective factors in making our evaluations.

Warrants are recorded at fair value on the consolidated balance sheets and unrealized gains and losses are included within the line item, change in unrealized (loss)/gain on investment, in the consolidated statements of income. As of September 30, 2026, we carried $0.8 million of warrants at fair value which are included within the line item other receivables and assets, net, in our consolidated balance sheet.

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

In addition, with respect to the Company's loans held for investment, which are carried at amortized cost, the Manager applies judgment in estimating expected credit losses under its CECL valuation methodology. The determination of CECL reserves requires management to make assumptions regarding borrower performance, collateral values, historical loss experience, current conditions, and reasonable and supportable forecasts of future economic conditions. Changes in these assumptions, including adverse changes in real estate values, interest rates, occupancy levels, or macroeconomic conditions, could result in material increases in the Company’s allowance for credit losses.

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

As of September 30, 2026, we had 17 floating-rate loans, representing approximately 60.5% of our loan portfolio based on aggregate outstanding principal balances. The remaining 39.5% is represented by fixed rate loans. As of September 30, 2025, 63.3% and 36.7% of outstanding principal was represented by floating rate loans and fixed rate loans, respectively. Our loans generally have a rate floor established at the prevailing benchmark rate, as applicable, at the time of origination. Refer to Note 3 for rate floor by loan.

In addition, our Revolving Loan is exposed to similar interest rate risk. Our Revolving Loan bears interest at the greater of (1) the Prime Rate plus the applicable margin and (2) 3.25%. As of September 30, 2026, we had an outstanding balance of $94.4 million under the Revolving Loan, and an additional $23.1 million of availability which incurs an unused fee of 25 basis points. An increase in the Prime Rate is expected to result in an increase in interest expenses and therefore a decrease in net income.

Based on our consolidated statements of income for the period ended September 30, 2026, the following table shows the estimated annualized impact on net income resulting from hypothetical benchmark rate changes on our floating-rate portfolio (considering interest rate floors, as applicable). Management estimates reflect the characteristics of its loan portfolio as of September 30, 2026 and exclude assumptions relating to amortization payments, deployment of unfunded commitments or new originations.

Change in Interest Rates	Increase (Decrease) in Interest Income	Increase (Decrease) in Interest Expense	Increase (Decrease) in Net Investment Income
Increase of 300 basis points	7,764,148	2,830,500	4,933,648
Increase of 200 basis points	5,176,099	1,887,000	3,289,099
Increase of 100 basis points	2,588,049	943,500	1,644,549
Decrease of 100 basis points	(214,825)	(943,500)	728,675
Decrease of 200 basis points	(214,825)	(1,887,000)	1,672,175
Decrease of 300 basis points	(214,825)	(2,830,500)	2,615,675

Based on our consolidated statements of income for the period ended September 30, 2025, the following table shows the estimated annualized impact on net income resulting from hypothetical benchmark rate changes on our floating-rate portfolio (considering interest rate floors, as applicable).

Change in Interest Rates	Increase (Decrease) in Interest Income	Increase (Decrease) in Interest Expense	Increase (Decrease) in Net Investment Income
Increase of 300 basis points	7,589,738	1,572,000	6,017,738
Increase of 200 basis points	5,059,825	1,048,000	4,011,825
Increase of 100 basis points	2,529,913	524,000	2,005,913
Decrease of 100 basis points	(608,675)	(524,000)	(84,675)
Decrease of 200 basis points	(737,675)	(1,048,000)	310,325
Decrease of 300 basis points	(959,675)	(1,572,000)	612,325

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

Credit Risk

We are subject to varying degrees of credit risk in connection with our loans and interest receivable, which include credit risk on our commercial real estate loans and other targeted types of loans. Our Manager will seek to manage credit risk by performing deep credit fundamental analysis of potential assets and through the use of non-recourse financing, when and where available and appropriate. Credit risk will also be addressed through our Manager’s on-going review, and loans will be monitored for variance from expected prepayments, defaults, severities, losses and cash flow on a quarterly basis. Nevertheless, unanticipated credit losses could occur that could adversely impact our operating results. For additional information regarding the credit risk associated with our loans and interest receivables, see “Risk Factors - Loans to relatively new and/or small companies and companies operating in the cannabis industry generally involve significant risks” in our Annual Report on Form 10-K for the year ended December 31, 2025.

We are also exposed to the credit risk of the obligors under the Koach Notes and to the value of the 31 remaining mortgaged properties securing them. The Koach Notes, which had an aggregate principal balance of approximately $59.1 million as of September 30, 2026, are presented as a deduction from stockholders’ equity rather than as loans held for investment, are not included in the loan tables, risk ratings or CECL reserve described in Note 3 to our consolidated financial statements, and no reserve for credit losses is recorded with respect to them. A failure by the obligors to pay amounts due under the Koach Notes would not result in a charge to net income but would prevent the related amounts from being added to stockholders’ equity, would reduce our REIT taxable income and cash available for distribution, and would reduce adjusted book value per share (as-paid basis) as described above.

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

Concentration

Our total loan portfolio as of September 30, 2026 and December 31, 2025, was concentrated with the top three borrowers representing approximately 30.5% and 25.6% of principal outstanding, respectively. As of and for the nine months ended September 30, 2026 and 2025, the top three borrowers represented approximately 25.2% and 25.6% of the total interest income, respectively. The largest loan represented approximately 11.4% and 11.6% of principal outstanding as of September 30, 2026 and December 31, 2025, respectively.

As of September 30, 2026 and December 31, 2025, our borrowers have operations in the jurisdiction noted within the table below based on real estate collateral location or principal place of business:

As of September 30, 2026			As of December 31, 2025
Jurisdiction	Outstanding Principal (1)	Percentage of Total Loan Portfolio	Jurisdiction	Outstanding Principal (1)	Percentage of Total Loan Portfolio
Illinois	$73,933,474	16%	Illinois	$76,736,737	19%
Ohio	66,720,971	14%	Ohio	65,865,842	16%
New York	60,799,506	13%	Florida	56,317,033	14%
Florida	60,463,435	13%	Pennsylvania	46,114,129	11%
California	57,915,005	12%	Michigan	31,237,041	8%
Pennsylvania	46,427,582	10%	California	27,316,846	7%
Arizona	36,222,179	8%	Arizona	26,326,748	6%
Canada	16,211,500	3%	Missouri	26,139,970	6%
Missouri	14,329,311	3%	New York	22,068,401	5%
Michigan	14,129,069	3%	Nebraska	17,200,000	4%
West Virginia	8,491,943	2%	West Virginia	8,491,943	2%
Massachusetts	4,933,486	1%	Other (2)	2,360,539	1%
Nevada	2,730,031	1%	Texas	2,335,787	1%
Other (2)	2,414,924	1%	Maryland	1,312,711	*%
Texas	2,290,282	*%	Massachusetts	731,146	*%
Oregon	453,329	*%	Nevada	225,199	*%
Minnesota	145,298	*%	Oregon	193,286	*%
Maryland	-	*%	Minnesota	101,730	*%
Nebraska	-	*%	Canada	-	*%
Total	$468,611,325	100%	Total	$411,075,088	100%

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

While we believe the principal amounts of our loans are generally adequately protected by underlying collateral value, there is a risk that we will not realize the entire principal value of certain loans, particularly those not fully collateralized by real estate. In order to mitigate that risk, our loans are generally collateralized by other assets, such as equipment, receivables, licenses or other assets of the borrowers to the extent permitted by applicable laws and regulations. In addition, we seek to impose strict loan covenants and seek personal or corporate guarantees for additional protection. As of September 30, 2026, 39.6% of our portfolio is fully secured by real estate. Our portfolio on average had real estate collateral coverage of 0.9x as of September 30, 2026, and all of our loans are secured by equity pledges of the borrower entities and all asset liens. As of September 30, 2025, 66.0% of our portfolio was fully secured by real estate. Our portfolio on average had real estate collateral coverage of 1.2x as of September 30, 2025 and all of our loans were secured by equity pledges of the borrower and all asset liens.

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

In connection with the preparation of this quarterly report on Form 10-Q, our management, including the Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2026. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2026 to ensure that (a) information required to be disclosed in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the forms and rules of the SEC and (b) such information is accumulated and communicated to management, including the Principal Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2026 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On July 9, 2026, the Company issued 4,306,754 shares of its common stock to Koach at a price of $14.53 per share in exchange for the Koach Notes. The shares were issued in a private placement in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D promulgated thereunder. No underwriter or placement agent was engaged in connection with the transaction, and no underwriting discounts or commissions were or will be paid by the Company. Additional information regarding the transaction was previously reported in the Company’s Current Report on Form 8-K filed with the SEC on July 13, 2026, and is described in Note 10 to the consolidated financial statements included in this Quarterly Report on Form 10-Q.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None of the Company’s officers or directors have adopted, modified or terminated trading plans under either a Rule 10b5-1 or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933) for the three months ended September 30, 2026.

Item 6. Exhibits

Exhibit No.	Description of Exhibits
2.1

Agreement and Plan of Merger, dated as of June 17, 2026, by and among Chicago Atlantic Real Estate Finance, Inc., Chicago Atlantic BDC, Inc., Chicago Atlantic BDC Advisers, LLC, and Chicago Atlantic REIT Manager, LLC (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed on June 18, 2026).

10.1

Form of Support Agreement (Company Stockholders), dated as of June 17, 2026, by and among Chicago Atlantic Real Estate Finance, Inc., Chicago Atlantic BDC, Inc., and the stockholders party thereto (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on June 18, 2026).

10.2

Form of Support Agreement (Acquiror Stockholders), dated as of June 17, 2026, by and among Chicago Atlantic Real Estate Finance, Inc., Chicago Atlantic BDC, Inc., and the Acquiror stockholders party thereto (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on June 18, 2026).

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

CHICAGO ATLANTIC REAL ESTATE FINANCE, INC.

Dated: November 10, 2026	By:	/s/ Peter Sack
Peter Sack
Co-Chief Executive Officer and Director
(Principal Executive Officer)

Dated: November 10, 2026	By:	/s/ Phillip Silverman
Phillip Silverman
Chief Financial Officer
(Principal Financial Officer)